Form 10QSB
period 1996-08-31
SURGE COMPONENTS INC
filed 1996-10-15
CIK 747540

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1996


   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  1 - 14188
                                Surge Components, Inc.
______________________________________________________________________________
  (Exact name of small business issuer as specified in its charter)

          New York                                           11-2602030
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)
1016 Grand Boulevard, Deer Park, NY 11729
________________________________________________________________________________
(Issuers telephone number, including area code)
               (516) 595 1818
________________________________________________________________________________
(Issuers telephone number, including area code)

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days. (The registrant has been subject to the filing requirements since July 31, 1996.)

Yes _______ No ___X____

APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes _______ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of October 8, 1996: 4,823,958 shares of common stock, par value $.001 per share.

   Transitional Small Business Disclosure Format (check one):

Yes _______ No __X______

SURGE COMPONENTS INC. AND SUBSIDIARY

Index to Financial Statements
for the Period Ended August 31, 1996



      PART I  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

      Consolidated Balance Sheets                                       3 - 4

      Consolidated Statements of Income                                   5

      Consolidated Statements of Cash Flows                               6

      Notes to Consolidated Financial Statements                        7 - 8


      Item 2.  Managements Discussion and Analysis or Plan of Operation 9 - 12


      PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                           12

      Signatures                                                          13


                               SURGE COMPONENTS INC. AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS




                                                 August 31,      November 30,
                                                   1 9 9 6          1 9 9 5
                    ASSETS


Current assets:
   Cash                                          $5,450,638       $  679,995
   Accounts receivable (net of allowance
    for doubtful accounts of $7,018)              1,154,969        1,027,417
   Inventory                                        808,541          736,356
   Prepaid expenses and taxes                        24,454            7,611
   Cash surrender value                               6,914            6,914
   Deposits on merchandise                               --            1,150

       Total current assets                       7,445,516        2,459,443

Fixed assets - net of accumulated depreciation
   of $95,334 and $77,921, respectively              93,302           73,455

Other assets:
   Deferred offering costs                               --           87,691
   Security deposits                                  2,985            2,985

       Total assets                              $7,541,803       $2,623,574




See accompanying notes to consolidated financial statements.

                           SURGE COMPONENTS INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS


                                              August 31,      November 30,
                                                1 9 9 6          1 9 9 5
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable - bank                      $   378,611        $  129,843
   Accounts payable                             776,902           735,971
   Accrued expenses                             143,115           404,530
   Corporation taxes payable                     25,387             1,733
   Customer deposit                              25,855            24,837

       Total current liabilities              1,349,870         1,296,914

Long term debt:
   Deferred income tax                            5,986             4,288

       Total liabilities                      1,355,856         1,301,202

Stockholders' equity:
   Preferred stock - $.001 par value stock,
    1,000,000 shares authorized, none issued
    and outstanding                                 --                --
   Common stock - $.001 par value stock,
    25,000,000 shares authorized, 4,823,958
    and 1,748,958 shares issued and
    outstanding respectively                     4,824             1,749
   Additional paid-in capital                6,299,206         1,529,829
   Retained deficit                           (118,083)         (209,206)

       Total stockholders' equity            6,185,947         1,322,372

Total liabilities and stockholders' equity  $7,541,803        $2,623,574








See accompanying notes to consolidated financial statements.

                              SURGE COMPONENTS INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF INCOME




                                           Nine Months Ended            Three Months Ended
                                               August 31,                    August 31,
                                         1 9 9 6         1 9 9 5       1 9 9 6         1 9 9 5
Sales                                 $6,331,125       $6,682,933    $2,045,479     $2,772,307
  Less returns and allowances             21,034           29,934         6,435         14,257

Net sales                              6,310,091        6,652,999     2,039,044      2,758,050

Cost of goods sold                     4,813,015        5,197,323     1,593,927      2,151,473

Gross profit                           1,497,076        1,455,676       445,117        606,577

Operating expenses:
  General and administrative
   expenses                              972,049          992,717       324,406        467,167
  Selling and shipping expenses          354,279          317,674        82,167        118,326
  Interest expense                        35,563           33,744        12,905          9,924
  Depreciation                            17,413           11,639         6,903          5,295

Total operating expenses               1,379,304        1,355,774       426,381        600,712

Income from operations                   117,772           99,902        18,736          5,865

Interest income                           27,560            9,779         9,368          3,357

Income before income taxes               145,332          109,681        28,104          9,222

Income taxes                              54,209           38,849         8,636          1,246

Net income                           $    91,123       $   70,832    $   19,468     $    7,976

Weighted average shares outstanding    3,258,102        2,711,458     3,561,534      2,711,458

Earnings per share                   $       .03       $      .03    $      .01     $       --

See accompanying notes to consolidated financial statements.

                                SURGE COMPONENTS INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            Nine Months Ended
                                                                                August 31,
                                                                          1 9 9 6         1 9 9 5
OPERATING ACTIVITIES:
Net income                                                           $     91,123   $     70,832
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
       Depreciation                                                        17,413         11,639
       Deferred income taxes                                                1,698         (1,125)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                    (126,402)      (404,943)
  Inventory                                                               (72,185)       (55,269)
  Prepaid expenses and taxes                                              (16,843)         5,901
  Accounts payable                                                          40,931        (7,186)
  Accrued expenses and taxes                                              (237,761)      209,729
  Customer deposit                                                           1,018        (4,864)

NET CASH USED IN OPERATING ACTIVITIES                                     (301,008)     (175,286)

INVESTING ACTIVITIES
  Acquisition of fixed assets                                              (37,260)      (37,777)

FINANCING ACTIVITIES
  Deferred offering costs                                               (1,104,857)      (42,500)
  Net borrowings under
   letter-of-credit agreement                                              248,768        76,289
  Receipt of subscription                                                       --         1,200
  Advances to employees                                                         --         2,500
  Advances to officers                                                          --        (2,231)
  Proceeds from exercise of warrant                                        120,000            --
  Proceeds from private offering                                           325,000            --
  Proceeds from public offering                                          5,520,000            --

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                                    5,108,911        35,258

NET CHANGE IN CASH                                                       4,770,643      (177,805)

CASH AT BEGINNING OF PERIOD                                                679,995       573,560

CASH AT END OF PERIOD                                                   $5,450,638   $   395,755

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                     $  26,399    $    56,077
  Interest paid                                                         $  35,563    $    33,744

Payment of legal services through issuance
  of stock                                                              $  25,000    $        --

See accompanying notes to consolidated financial statements.

                           SURGE COMPONENTS INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  AUGUST 31, 1996




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Surge Components Inc. and Subsidiary contain all adjustments necessary to present fairly the Companys financial position as of August 31, 1996 and November 30, 1995 and the results of operations for the nine and three months ended August 31, 1996 and 1995 and cash flows for the nine months ended August 31, 1996 and 1995.

The accounting policies followed by the Company for the year ended November 30, 1995 are set forth in Note 2 to the Companys financial statements included in its Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 31, 1996.

The results of operations for the nine and three months ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LETTERS OF CREDIT TO BANK

In May 1996, the Company renewed the letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a rate of prime plus one percent per annum. All other terms and conditions are identical to the prior agreement.

NOTE 3 - STOCKHOLDERS' EQUITY

Warrant Agreement

In April 1994, the Company entered into a warrant agreement with The Harriman Group, Inc. in consideration for the services rendered under the above-described financial advisory and investment banking agreement. In exchange for $1,200, the investment banker received 1,000,000 warrants which were exercisable for 1,000,000 shares of the Company's common stock at $.12 per share for a one-year period commencing on the date the Company's common stock became listed on any stock exchange, or sooner, upon mutual agreement of the Company and The Harriman Group, Inc. In July 1996, the warrants were exercised.

                           SURGE COMPONENTS INC. AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       AUGUST 31, 1996


NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

Public Offering

On August 8, 1996, the Company grossed $5,520,000 and netted approximately $4,807,000 from the completion of a public offering under the Securities Act of 1933 as amended. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the Common Shares) and one redeemable Class A Common Share Purchase Warrant (the Warrants). Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the effective date of the offering at a price of $5.00.

Item 2. Managements Discussion and Analysis or Plan of Operation

Results of Operations

Net sales for Surge Components, Inc. and Subsidiary (the Company) for the
nine months ended August 31, 1996 decreased by $342,908 or 5%, to $6,310,091 as compared to net sales of $6,652,999 for the nine months ended August 31, 1995. The Companys net sales for the three months ended August 31, 1996 decreased by $719,006, or 26%, to $2,039,044 as compared to net sales of $2,758,050 for the three months ended August 31, 1995. This decrease was primarily attributable to the economic effect of the broker distributor market in which the Companys subsidiary, Challenge Surge Inc. (Challenge), operated. This market currently has an over abundance of electronic components causing Challenges customers to purchase more of their component needs from authorized
distributors.  This condition may continue into 1997.   The net sales for the
Company without Challenges sales increased by 14% for the nine months ended August 31, 1996. This increase was attributable primarily to increased sales volumes with existing customers who purchased items from new product lines, as well as items previously sold by the Company.

      The Companys gross profit for the nine months ended August 31, 1996 increased by $41,400, or 3%, as compared to the nine months ended August 31, 1995. This increase was due primarily to lower purchasing costs. The increased inventory, related to the Company expansion plans, is expected to make operations more efficient and further reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Companys gross profit for the three months ended August 31, 1996 decreased by $161,460, or 27%, as compared to the nine months ended August 31, 1995. The decrease was due primarily to the above market conditions related to Challenges products.

      General and administrative expenses for the nine months ended
August 31, 1996 decreased by $20,668, or 2%, as compared to the nine months ended August 31, 1995. For the three months ended August 31, 1996, general and administrative expenses decreased by $142,760, or 31%, as compared to the three months ended August 31, 1995. The difference is primarily the result of bonus declared for certain employees during the third quarter of fiscal 1995, partially offset by an increase in payroll due to the hiring of an engineer and an outside salesman during fiscal 1996.

      Selling and shipping expenses for the nine months ended August 31, 1996 increased by $36,605, or 12%, as compared to the nine months ended August 31, 1995. For the three months ended August 31, 1996, selling and shipping expenses decreased by $36,159, or 31%, as compared to the three months ended August 31, 1995. The increase for the nine months ended August 31, 1996 is primarily due to the Companys commitment to sales promotion and literature. The Company began to more actively promote itself and its products in fiscal 1996 through attendance at various trade shows and through association with a marketing/public relations firm. The decrease in selling and shipping expense for the three months ended August 31, 1996 is primarily due to reduced commissions resulting from the decrease in sales volume experienced by Challenge.

      Interest expense remained relatively unchanged for the nine months and three months ended August 31, 1996 and 1995. The Company intends to decrease costs associated with the current letter of credit agreement by lowering its borrowing levels with the bank.

      As result of the foregoing, the Company had net income of $91,123 for the nine months ended August 31, 1996, as compared to a net income of $70,832 for the nine months ended August 31, 1995. The Company had net income of $19,468 for the three months ended August 31, 1996, as compared to a net income of $7,976 for the three months ended August 31, 1995.

Liquidity and Capital Resources

Working capital increased by $4,933,117 during the nine months ended August 31, 1996 from $1,162,529 at November 30, 1995, to $6,095,646 at August 31, 1996.
This increase resulted primarily from the receipt of the proceeds received from the August 1996 public offering under the Securities Act of 1933. The Companys Current Ratio improved to 5.5:1 at August 31, 1996, as compared to 1.9:1 at November 30, 1995. Inventory turned less in the nine months ended August 31, 1996 as a result of the Companys commitment to increase stock inventory levels. The average number of days to collect receivables increased from 38 days to 44 days returning to the levels of fiscal 1994. Working capital levels are adequate to meet the current operating requirements of the Company.

      In May 1996, the Company renewed its letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. All other terms and conditions are identical to the prior agreement. As of August 31, 1996, there was no outstanding direct borrowings, although outstanding bankers acceptances and letters of credit totaled approximately $543,000. The Company was in compliance with the required financial ratios.

      On August 8, 1996, the Company completed a public offering under the Securities Act of 1933, as amended, for which it grossed $5,520,000 and netted $4,807,027. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share and one redeemable Class A Common Share Purchase Warrant. Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the effective date of the offering at a price of $5.00.

      In June 1996, warrants purchased by The Harriman Group, Inc. in 1994 were exercised into 1,000,000 shares of the Companys common stock for which the Company received $120,000.

      Although the Company has yet to obtain warehouse space as part of its expansion plans, the Company plans to open a warehouse facility during the early part of 1997.

      The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to increase and expand the sales volume to the existing customer base, as well as attracting new customers, by offering a broad range of complementary products and to introduce new product lines. The Company has initiated a formal marketing program to promote these products through a marketing organization. The Company has hired a national sales manager, who was previously employed by a competitor, to assist in achieving these goals.

      The Company plans to introduce a new product line in the fourth quarter of fiscal 1996. The patent on a competitors product expired and the Company has completed negotiations with an Asian manufacturer to produce this new line which handles high intensity heat used in lighting fixtures and automobiles more efficiently.

       During the nine months ended August 31, 1996, the Company had net cash used in operating activities of $301,008, as compared to $175,286 used in operating activities in the nine months ended August 31, 1995. The increase in cash used in operating activities resulted from an increase in accounts receivable and inventory and decreased accrued expenses and taxes, partially offset by income from operations and increased accounts payable.

       The Company had net cash provided by financing activities of $5,108,911 in the nine months ended August 31, 1996, as compared to $35,258 in the nine months ended August 31, 1995. This increase resulted primarily from the net receipt of proceeds from the stock offerings and the exercise of warrants as well as through additional borrowings under the letter of credit agreement for the nine months ended August 31, 1996. As a result of the foregoing, the Company had a net increase in cash of $4,770,643 during the nine months ended August 31, 1996, as compared to a net decrease of $177,805 in the nine months ended August 31, 1995.


PART II


Item 6.Exhibits and Reports on Form 8-K

             (a)    Exhibits.

Exhibit No.         Description

     Statement re:  Computation of per share earnings.

     Statement re:  Financial Data Schedule

             (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SURGE COMPONENTS INC.



                                        By:   /s/ Steven J Lubman
                                             Steven J. Lubman
                                             Vice President, Principal
                                             Financial Officer, Secretary and
                                             Director



   Dated:  October 14 , 1996

                           SURGE COMPONENTS INC. AND SUBSIDIARY
                                         EXHIBIT 11

                          COMPUTATION OF EARNINGS PER COMMON SHARE
                                              Nine Months Ended        Three Months Ended
                                                   August 31,               August 31
                                             1 9 9 6       1 9 9 5    1 9 9 6        1 9 9 5
Primary earnings:

Net income                                $    91,123  $   70,832  $   19,468  $        7,976

Shares:
Weighted average number of common shares
  and common share equivalents outstanding  3,258,102   2,711,458   3,561,534       2,711,458

Primary earnings per common share         $       .03  $      .03  $      .01  $           --

Fully diluted earnings:

Net income                                $    91,123  $   70,832  $   19,468  $        7,976

Net (after tax) interest expense related
  to convertible debt                              --          --          --              --

Net income as adjusted                    $    91,123  $   70,832  $   19,468  $        7,976

Shares:
Weighted average number of common shares
  and common share equivalents outstanding  3,258,102   2,711,458   3,561,534       2,711,458

Fully diluted earnings per common share   $       .03  $      .03  $      .01  $           --

