Form 10KSB
period 1996-11-30
SURGE COMPONENTS INC
filed 1997-02-28
CIK 747540

SURGE COMPONENTS, INC.
                      1016 Grand Boulevard
                   Deer Park, New York   11729






                                             February 27, 1997


VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549


          Re:   Surge  Components, Inc.  (File No. 0-14188)--
                Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996


Ladies and Gentlemen:

       On behalf of Surge Components, Inc.(the "Company"), transmitted herewith for filing pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996 (the "Form 10-KSB"), including all exhibits thereto.

   The financial statements in the Form 10-KSB do not reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

                                   Very truly yours,

                                   /s/Ira Levy
                                   Ira Levy,
                                   President


              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended November 30, 1996

                Commission file number 0-14188

                    SURGE COMPONENTS, INC.
        (Name of small business issuer in its charter)

                      New York                 11-2602030
(State or other jurisdiction of (I.R.S.Employer Identification No.)
        incorporation or organization)

       1016 Grand Boulevard, Deer Park, New York       11729
      (Address of principal executive offices)       (Zip Code)

   Issuer's telephone number, including area code:   (516) 595-1818

Securities  registered  under  Section  12(b)  of  the   Exchange
Act:Common Shares, $.001 par value
Class A Common Share Purchase Warrants

Securities  registered under Section 12(g) of the  Exchange  Act:
Common Shares, $.001 par value
Class A Common Share Purchase Warrants

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X   No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

   The issuer's revenues for its most recent fiscal year were $8,469,898.

   The aggregate market value of the 4,052,292 shares of voting stock held by non-affiliates of the Registrant, as of February 24, 1997 when the closing sale price was $5 3/8 per share, was $21,781,070 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

   The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 20, 1997, was 4,823,958.

  Documents Incorporated by Reference:  Not Applicable.

              Exhibit Index is located on page 23

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

        The  Company  is  a  supplier of  electronic  products  and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The Company's products are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and smoke detectors. The Company's products are sold to both original equipment manufacturers ("OEMs"), who incorporate them into their products, and to distributors of Surge's product lines.

      Surge's products are manufactured predominantly in Asia by approximately 20 independent manufacturers. The Company does not have any written long-term supply, distribution or franchise agreements with its distributors. The Company acts as the exclusive sales agent through independent sales representative organizations in North America for many of its manufacturers pursuant to oral agreements. Through the Company's wholly-owned subsidiary, Challenge, the Company also engages in the broker distribution business. In such business, Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge purchases such components and products in the open market on the best available terms and generally does not keep inventories, although it expects to maintain inventories if it is able to obtain product rights to certain brand name product lines. Challenge operates as a separate entity and has certain sales representatives of its own, but generally shares management and facilities with the Company.

      The  statements  discussed  in this  Report  include  forward looking statements that involve a number of risks and uncertainties. These include the Company's lack of profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

      The Company was incorporated under the laws of the State of New York on November 24, 1981. The Company completed an initial public offering of its securities in 1984 and a second offering (the "Public Offering") in August 1996 in which it received net proceeds of approximately $4,807,000. The Company's principal executive offices are located at 1016 Grand Boulevard, Deer Park, New York 11729; and its telephone number is (516) 595-1818.

                                1

Industry Background

      The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts on the distribution of capacitors and discrete components, a small subset of the electronic component market. The United States market for all surface mount discrete components was in excess of $4 billion in 1995 according to Sierra Marketing Group, a California-based consulting/research firm, and for all capacitors was approximately $3.2 billion in 1995, according to Electronic Outlook, a California-based research company.

      The electronics industry has been characterized by intense price cutting which could materially adversely affect the Company's future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of the Company's products, as well as all distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components including the Company's products. Accordingly, any downturn in the electronics industry in general, could adversely affect the Company's business and results of operations.

PRODUCTS

      The Company supplies a wide variety of electronic components bearing the Company's private "Surge" label which can be broadly divided into two categories -- capacitors and discrete components. For the fiscal years ended November 30, 1995 ("Fiscal 1995") and November 30, 1996 ("Fiscal 1996"), capacitors accounted for approximately 80% and 83%, respectively, of the Company's sales while discrete components accounted for approximately 20% and 17%, respectively. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by the Company under the Surge name or brokered by Challenge are as follows.

CAPACITORS

      A capacitor is an electrical energy storage device used in the electronics industry for varied applications, principally as elements of resonant circuits, in coupling and bypass application, blockage of DC current, as frequency determining and timing elements, as filters and delay-line components, and in voltage transient suppression (circuit protection devices). The Company's product line of capacitors includes:

                                2
      Aluminum Electrolytic Capacitors. These capacitors, which are the Company's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. The Company's supplier in Taiwan has one of the largest facilities for these products in Taiwan. This facility is fully certified for the International Quality Standard ISO 9002, which means that it meets certain stringent requirements established in Europe but adopted throughout the world to ensure that the facilities manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is designed to ensure clear and thorough record keeping of all quality control and testing
information.    Further,   it  is  designed   to   ensure   clear
communication from one department to another about the information (i.e., quality control, production or engineering). This permits the Company to monitor its quality control/manufacturing process information and to respond to any customer questions.

      Ceramic Disc Capacitors. These capacitors are the least expensive and most widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost consumer products including appliances, games and toys.

     Mylar Film Capacitors. These capacitors are frequently used for noise suppression and filtering. They are commonly used in telecommunication and computer products. The Company's supplier in Taiwan has a facility fully certified for the International Quality Standard ISO 9002.

     Tantalum Capacitors. These capacitors are miniature in size and are used predominately in timing circuits and applications which are critical in response time, such as in smoke detectors and security equipment.

     Multilayer Chip Ceramic Capacitors. These capacitors are used to filter noise and static in semiconductors. They are very popular and market uses vary heavily.

 DISCRETE COMPONENTS

      Discrete components, such as semiconductor rectifiers, transistors and diodes, are packaged individually to perform a single or limited function, in contrast to integrated circuits, such as microprocessors and other "chips," which contain from a few diodes to as many as several million diodes and other elements in a single package, and are usually designed to perform complex tasks. The Company almost exclusively distributes discrete, low power semiconductor components rather than integrated circuits.

     Rectifiers.   Low power semiconductor rectifiers are devices
that convert alternating current into one directional current by permitting current in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. The Company sells a wide variety of rectifiers, including Schottky barrier rectifiers (a high speed rectifier which utilizes a metal to silicon barrier), super-fast rectifiers, ultra-fast/high efficiency rectifiers, fast recovery rectifiers (the time within which the current recovers from spikes of voltage or current), fast recovery glass passivated rectifiers (a chip coated with a glass material to protect the component from thermal stress in a circuit), silicon rectifiers (utilize silicon rectifying cells designed to withstand large
currents   and  high  voltages),  soft  recovery/fast   switching
rectifiers,  high voltage rectifiers, bridge rectifiers  (connect
multiple   circuits  in  parallel),  flat  pack   surface   mount
rectifiers (chip style used in miniaturization), self package surface mount rectifiers (chip style without leads and used in miniaturization) and auto rectifiers.
                                3
      Transistors.   Transistors send a signal to the circuit  for
transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. The Company sells many types of transistors, including small signal transistors (designed for lower levels of current), power transistors (designed for large currents to safely dissipate large amounts of power), lead mounted transistors and surface mounted transistors.

      Diodes. Diodes are two-lead or surface mount components that allow electric current to flow in only one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold by the Company include zener diodes (a silicon diode used as a voltage regulator), high speed switching diodes and rectifiers, the most popular type of diode.

OTHER PRODUCTS AVAILABLE

      Optoelectronic Devices. These devices are solid state products which provide light displays, optical links, and fiber-optic signal coupling. Applications vary from digital displays on consumer video equipment, to fiber optic transmission of computer signals, to pattern sensing for regulation, such as is found in automobile cruise controls. Optoelectronic devices sold by the Company include a wide variety of light emitting diode products and numeric display products.

     Circuit Protection Devices. The Company's circuit protection devices include transient voltage suppressors and metal oxide varistors, which protect circuits against switching, lightning surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors which are more economically priced and are used in consumer products.

       Audible Signaling Components. These include audible transducers and Piezo buzzers which produce an audible sound for, and are used in back-up power supplies for, computers, alarms, smoke detectors, automobiles, telephones and other products which produce sounds. These products have been used much more frequently in place of conventional speaker types. The Company
will   attempt  to  obtain  certain  product  rights  for  audible components.

      New Products. The Company is in the process of developing new discrete semiconductor components and capacitors which are intended to complement the Company's existing product lines. In particular, there are several products currently being sold by other suppliers for which patent protection has recently expired and for which the Company believes existing demand is significant. The Company is currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. The products for which patent protection has recently expired are primarily product units which are used in high heat or thermal stress applications, such as power supplies and lighting ballasts. The Company began to market its own competitive versions of these products in late 1996 with the introduction of a new item known as a superdiode. This product was sold only by General Instruments which had patent protection until 1995. The Company is offering shorter lead times and more competitive pricing than General Instruments.
                                4
INVENTORY

      The Company's products are largely stable in price and not very susceptible to obsolescence as are many other electronic components. In order to obtain the best available price from its suppliers, the Company will typically waive the right to obtain refunds if prices are subsequently lowered prior to the Company's sale of the products, as well as the right to return inventory to manufacturers. The Company will generally pass these savings on to its customers. The Company intends to implement a bar code system to improve the efficiency of its inventory control. A bar code system will enable the Company to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received and create customer invoices based on shipments made to them. The Company will also commence individual date coding in 1996 on most products in order to manage lot traceability.

      In order to adequately service its customers' needs, the Company believes that it is necessary to maintain large inventories. The
Company is using proceeds of its Public Offering to increase its inventories to meet expected growth. At any given time, the Company attempts to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. The Company's inventory currently contains more than 25,000,000 component units consisting of more than 2,700 different part numbers. Although the number of components and products will continue to increase as the Company uses proceeds of the Public Offering to increase its inventories, it will still generally maintain a three to four month inventory. The Company's products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. In 1996 and 1995, the average per component sales price of the products sold by the Company was approximately $.07. As of November 30, 1996 and November 30, 1995, the Company maintained an inventory of $1,332,644 and $736,356, respectively.

      Challenge is in the broker distribution business and purchases products for specific customer orders. Challenges' electronic components include virtually any product which a customer requires. Challenge currently maintains small inventories. Challenge is seeking to obtain product rights to certain brand name product lines and establish direct relationships with those manufacturers.

MANUFACTURERS

     Surge obtains substantially all of its products from manufacturers in Asia while Challenge historically purchased its products domestically although it recently has entered into certain foreign purchase agreements. Approximately 49% of the total goods purchased by the Company in 1996 were manufactured in foreign countries, with the majority purchased in Taiwan (35%), South Korea (7%), Hong Kong (2%), India (4%) and Malaysia (1%). The Company purchases its products from approximately 20 different global manufacturers, for many of which the Company acts as exclusive sales agent in North America. While these manufacturers are often the leading suppliers for OEMs, especially in the consumer market which is extremely price sensitive, they are typically not the largest manufacturers for these products.
                                5

Management believes, however, that these manufacturers usually offer lower prices and quicker response times than some of the largest manufacturers. Most of the facilities which manufacture products for the Company have obtained or have applied for the
International Quality Standard ISO 9002 certification. The Company predominantly purchases its products in United States currency in order to minimize the risk of currency fluctuations. See "Foreign Trade Regulation." In most cases, the Company utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. The products are manufactured to the Company's order with the "Surge" logo and label. The Company is continually building relationships with suppliers and from time to time adds new suppliers when needed. The Company's relationships with many of its suppliers date back to the commencement of the Company's import operations in 1983.

     The Company has never had a written agreement with any of its
suppliers. Based upon the  experience  of  the Company's   Management
and the Company's excellent working relationship with its current manufacturers, the Company does not believe that written agreements are, or shall in the foreseeable future, become necessary to continue to obtain
its products.   The Company  has  established  payment terms  with  its
manufacturers including letters of credit and 60 day open account terms.

      For Fiscal 1996 three suppliers each accounted for in excess of 10% of the Company's net purchases. Two are Taiwanese suppliers, Pal Up Taiwan Company Ltd. and Lifu Electronics and the third one is Master Instrument New York Company, Inc., a New York corporation. Purchases from these suppliers in Fiscal 1996 were $1,154,262, $1,085,032 and 794,267, respectively, or 18%, 17%
and 13%, respectively, of total purchases. Purchases from Pal Up Taiwan Company Ltd., Lifu Electronics and Master Instrument in Fiscal 1995 were $1,228,332, $842,964 and $324,193, or 19%, 13%
and 5%, respectively, of total purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. Nevertheless, the loss of, or a significant disruption in, the relationship with one or both of the Company's two major suppliers would most likely have a material adverse effect on its business and results of operations until a suitable replacement could be obtained.

MARKETING AND SALES

       The Company's sales efforts are directed towards OEM customers in numerous industries where the Company's products have wide application. The Company currently employs nine sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships. The Company's executive officers also devote a significant amount of time to developing and maintaining continuing relations with the Company's key customers.
                                6

     The Company uses independent sales representative organizations, which often specialize in specific products and areas and, therefore, have specific knowledge of and contacts in particular markets. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess the expertise which enhances the scope of the Company's marketing and sales efforts. This permits the Company to avoid the significant costs associated with creating a direct marketing network. The Company has maintained relationships with certain of its sales organizations since 1988 and continues to engage new sales organizations as needed. The Company believes that additional sales organizations and representatives are available, if required.

       The Company engages independent sales representative organizations in various regions throughout the United States for marketing to OEM customers and distributors. In October 1996, the Company hired a National Sales Manager and before that a Southeast Regional Sales Manager. The Company plans to hire up to two other regional sales managers to oversee the Company's sales representatives in each respective geographic area. The Company believes that such regional sales managers will ensure that the Company's sales activities function properly.

      Many OEMs require their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. In that regard, in order to service the growing importance of the global electronics community, the Company opened locations in Rhode Island and California during 1996 and expects  to  open  locations  in such countries as  Ireland,  Taiwan,
Singapore, China and potentially Mexico, in which countries Management is aware of strong electronic components markets.

     Challenge will purchase any electronic products which a customer requires. It, therefore, directly markets its services to the entire electronics industry. However, Challenge's success has resulted primarily from its servicing and purchasing capabilities and its reputation of being able to obtain "hard to find" parts. Challenge's customers include several companies in telecommunications, computers and power supply. Two of Surge's sales representative organizations also represent Challenge.

      Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement was for one year and is continuing, although it is terminable at will by Intel Corporation.

      As of December 31, 1996, the Company had arrangements with 15 sales representative organizations. Sales organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to agreements with independent sales representatives, such representatives are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the Company's products. They develop a territory by selling to both distributors and OEMs. These agreements are terminable on written notice by either party or if breached by either party.
                                  7
       The  Company  utilizes  the  services  of  the  Progressive
Marketing    Corp.,   Melville,   New   York,   an    unaffiliated
marketing/public relations organization, which publicizes the Company's achievements and helps the Company develop greater name recognition in the electronics industry. On an ongoing basis, this organization publishes announcements in trade journals concerning new product introductions, the hiring of key personnel and/or of new sales organizations or representatives by the Company. There is no written agreement with Progressive Marketing whom the Company pays $800 per month.

      Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company has produced an exhibit for display at electronics shows throughout the year. The Company's products were promoted at electronic distribution shows in Las Vegas, Nevada in 1996, from which the Company identified and contracted with eight distributors for its products. The Company advertises in various trade publications, and intends to produce sales literature to advertise the Company's products and to participate in additional trade shows.

CUSTOMERS

      The Company's products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, smoke detectors, and household appliances industries. The Company requires its distributors to provide point of sales reporting enabling the Company to gain knowledge of the breakdown of industries into which its products are sold. However, based on its sales to OEMs, the Company believes that no one industry accounted for a majority of the applications of the products it sold in 1996 or 1995. For 1996, one customer accounted for 13.2% of the Company's net sales. This customer accounted for 8.1% of the Company's net sales during Fiscal 1995 and no one customer accounted for 10% or more of the Company's net sales in Fiscal 1995. The Company's discrete components are often sold to the same clients as its capacitors. These OEM customers typically accept samples for evaluation and, if approved, the Company works towards procuring the next orders for these items.

      The Company does not maintain contracts with its customers and generally sells products pursuant to customer purchase orders. The loss of certain customers could have a materially adverse effect on the Company. The Company's sales to OEMs are typically at higher prices than to distributors resulting in somewhat better profit margins. However, industry trends are toward selling through distributors. Because of the Company's contracts and good working relationships with its distributors, the Company offers the OEMs when purchasing through distributors, extended payment terms, just-in-time deliveries and one-stop shopping for many types of electronic products.

COMPETITION

       The markets for the Company's products are highly competitive. The Company competes with numerous well-established foreign and domestic importers, and numerous local, regional and national distributors. The Company's principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, and United Chemicon. Its principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Liteon Corporation, and Microsemi Corp. Many of the Company's competitors are well established, with substantial expertise, and possess substantially greater financial, marketing, personnel and other resources than the Company. The Company believes it competes effectively with such companies by providing equal or higher quality products at lower prices, and with an
                                8

additional emphasis on marketing and customer service. The Company's motto is "never say no," as the Company offers same day fulfillment without minimum purchase order requirements or other limitations and generally maintains flexibility to ensure complete customer satisfaction. Management believes that Challenge is able to compete effectively, in large part, because of its sourcing and purchasing capabilities and its knowledge of where "hard to find" parts are available. Generally, the Company believes that larger semiconductor manufacturers and distributors do not currently focus their selling efforts on small to medium size OEMs and distributors, which constitute the majority of the Company's customers.

MANAGEMENT INFORMATION SYSTEMS

      The Company has made an investment in computer hardware and software. The Company's management information systems ("MIS") consultants are responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS personnel are important to the Company's success and believes in continually upgrading its hardware and software. As part of its MIS program, the Company intends to commence individual date coding on most products and intends to implement a bar code system to improve the efficiency of its inventory control system. All sales personnel of the Company are equipped with computer terminals to assist in providing up-to-date reliable information to customers. The Company's purchasing department manages the Company's inventory on a real time computer system offering the sales and accounting departments complete knowledge regarding inventory availability, income and expense levels, sales and product line information. Management also analyzes various reports, including product, profit, and sales trends using the Company's computer system. The Company intends to continually evaluate and upgrade its IBM compatible computer system.

CUSTOMER SERVICE

     The Company maintains one full-time customer service employee whose time is dedicated largely to respond to inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. The Company intends to use a portion of the net proceeds of the Public Offering to increase its customer service capabilities.

PROPRIETARY INFORMATION

      The Company holds no patents and has no trademarks or copyrights registered in the United States Patent and Trademark
Office or in any state. While such protection is not currently considered essential to the success of its business, it may become important to the Company in the future.

      The Company relies on proprietary know-how and will employ various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

                                9
FOREIGN TRADE REGULATION

      Most products supplied by the Company are manufactured in Asia, including such countries as Taiwan, South Korea, Hong Kong, India and Malaysia. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

      From time to time, protectionist pressures have influenced United States trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. The Company cannot predict whether additional United States Customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect such actions could have on its business, financial condition or results of operations.

     The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States'
relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely effect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could have a material adverse impact on the Company's business and results of operations.

GOVERNMENT REGULATION

      Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act, are applicable to the Company. The Company believes it is in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. The Company believes that the cost of compliance with such governmental regulations is not material.

BACKLOG

       As of November 30, 1996, the Company's backlog was approximately $2,728,612, while backlog as of the year earlier is unavailable. Substantially all backlog is shipped by the Company in 60 to 90 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.


                               10
EMPLOYEES

      As of November 30, 1996, the Company employed 21 persons, of whom two are employed in executive capacities, seven are engaged in sales, one in engineering, one in purchasing, four are engaged in administrative capacities, one is in customer service, two are in bookkeeping and three are in warehousing. Twenty (20) employees are employed full-time and one is employed part-time by the Company. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


ITEM 2.   DESCRIPTION OF PROPERTY

      The Company leases its executive offices and warehouse facility, located at 1016 Grand Boulevard, Deer Park, New York, 11729, at an annual rental of $58,821 during 1996. The lessor is Great American Realty of Deer Park Co., an entity owned equally by the Company's President, Vice President and Mark Siegel, a
Director.   Rent is scheduled to increase by 5% in each successive
year  of  the  lease  ending on December 31, 1998.   The  facility
consists  of approximately 2,000 square feet of office  space  and
approximately 3,000 square feet of warehouse space.   The  Company
intends to expand and/or renovate the facility, including an enclosed climate controlled test lab space, with a portion of the proceeds of the Public Offering. Any leasehold improvements will be and will remain the property of the lessor.


ITEM 3:   LEGAL PROCEEDINGS

       The   Company  is  not  currently  subject  to  any   legal
proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.


                               11
                             PART II


ITEM   5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDE
MATTERS

     The Common Stock and Class A Warrants are respectively traded in the over-the counter market and are quoted on the National Association of Securities Dealers Automated Quotation System, Inc. SmallCap Market ("Nasdaq") under the symbols "SRGE" and "SRGEW".

     From August 1, 1996 until September 3, 1996, the Units of the Company each consisting of one Common Share and one Class A
Warrant were quoted on Nasdaq under the symbol "SRGEU." In addition, the Units, Common Shares and Warrants are listed on the Boston Stock Exchange under the symbols "SRGU," "SRG" and "SRGW," respectively.

     The following table sets forth for the periods indicated, the high and low trade prices of the Company's Common Shares from August 1, 1996, through January 31, 1997 as reported by Nasdaq.

Security        Trading Period                              High      Low

Common Shares   FISCAL YEAR ENDED NOVEMBER 30, 1996

                THIRD QUARTER
                (August 1, 1996 - August 31, 1996)           7      4 1/4

                FOURTH QUARTER
                (September 1, 1996 - November 30, 1996)      5 7/8  4

                FISCAL YEAR ENDING NOVEMBER 30, 1997

                FIRST QUARTER
                (December  1, 1996 - January 31, 1997)       5 1/8 3 1/2

Warrants        FISCAL YEAR ENDED NOVEMBER 30, 1996

                THIRD QUARTER
                (August 1, 1996 - August 31, 1996)           2 3/4  1/4

                FOURTH QUARTER
                (September 1, 1996 - November 30, 1996)      3 3/4  1 3/4

                FISCAL YEAR ENDING NOVEMBER 30, 1997

                FIRST QUARTER
                (December 31, 1996 - January 31, 1997)       2 1/8  1/2

Units           FISCAL YEAR ENDED NOVEMBER 30, 1996

                THIRD QUARTER
                (August 1, 1996 - August 31, 1996)           8 1/8  4

                FOURTH QUARTER
                (September 1, 1996 - September 3, 1996)      7 9/32 7 9/32

      On  February 24, 1997, the closing trade price of a Common
Share and a Warrant were $5 3/8 and $1 1/8, respectively.

                               12

       On February 20, 1997, the Company had 174 and 5 recordholders of its Common Stock and Warrants, respectively, and reasonably believed it had in excess of 300 beneficial holders of its Common Shares.

      The Company has not paid any cash dividends on its Common Stock during the last two years and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business.


ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OR   PLAN   OF
          OPERATION

      Fiscal Year Ended November 30, 1996 as Compared to Fiscal Year Ended November 30, 1995.

      Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the fiscal year ended November 30, 1996 ("Fiscal 1996") decreased by $295,067, or 3%, to $8,469,898, as compared to net sales of $8,764,965 for the fiscal year ended November 30, 1995 ("Fiscal 1995"). This decrease was primarily attributable to the economic effect of conditions within the broker distributor market in which the Company's subsidiary, Challenge/Surge Inc. ("Challenge"), operates. This market has had an over abundance of electronic components causing Challenge's customers and potential customers to purchase more of their component needs from authorized distributors. This condition may continue through the middle of 1997. The Company's net sales without Challenge's sales increased by 14% for Fiscal 1996. This increase was attributable primarily to increased sales volumes with existing and new customers who purchased items from new product lines, as well as items previously sold by the Company.

      The Company's gross profit for Fiscal 1996 increased by $254,257, or 12% as compared to Fiscal 1995. This increase was due primarily to lower purchasing costs. The Company's increased inventory, related to its expansion plans, is expected to make operations more efficient and further reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Company has used third party inventory and shipping services from a firm located in California. The Company plans to open additional warehousing facilities during 1997.

     General and administrative expenses for Fiscal 1996 increased by $138,540, or 10%, as compared to Fiscal 1995. The increase is partially due to the hiring of an engineer, national sales manager, public relations firm, investment banking consulting fees and the cost of being a public company. In addition, the Company's investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees during the fiscal year ending November 30, 1997 or later.

      Selling and shipping expenses for Fiscal 1996 increased by $55,705, or 12%, as compared to Fiscal 1995. This increase is primarily due to the Company's commitment to sales promotion through literature, attendance at trade shows and association with a marketing/public relations firm.

      Interest expense remained relatively unchanged for Fiscal 1996, as compared to Fiscal 1995. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

                               13
      As result of the foregoing, the Company had net income of $139,138 for Fiscal 1996, as compared to a net income of $50,441 for Fiscal 1995.

Liquidity and Capital Resources

At November 30, 1996 Compared to November 30, 1995

      Working capital increased by $4,975,566 for Fiscal 1996 from $1,162,529 at November 30, 1995 to $6,138,095 at November 30,
1996. This increase resulted primarily from the receipt of the proceeds received from the completion of the Private Placement Memorandum and August 1996 Public Offering. In addition, inventory increased due to the Company's inventory purchasing policies related to its expansion plans. The Company's Current Ratio (current assets to current liabilities) improved to 5.3:1 at November 30, 1996, as compared to 1.9:1 at November 30, 1995. The average number of days to collect receivables increased from 38 days to 42 days. Inventory turned less in Fiscal 1996 as a result of the Company's commitment to increase stock inventory levels. Working capital levels as expected to be adequate to meet the current operating requirements of the Company.

      On August 8, 1996, the Company completed the Public Offering for which it grossed $5,520,000 and netted $4,807,027. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share and one redeemable Class A Common Share Purchase Warrant. Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the effective date of the offering at a price of $5.00.

      In June 1996 warrants purchased by the Harriman Group, Inc. in 1994 were exercised into 1,000,000 shares of the Company's Common Stock for which the Company received $120,000.

      In  May  1996,  the  Company renewed the  letter  of  credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. The agreement also provides for the creation of banker's acceptance (a draft drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation  and  two  percent (2%) per annum  over  the  banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of November 30, 1996. As of November 30, 1996 and 1995, there was no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $306,000 and $261,000, respectively. Borrowings are collateralized by the assets of the Company and guaranteed by officers of the Company.

                               14
      The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased utilization of its distribution network, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds of the Public Offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. This additional warehouse space would allow the Company to maintain the inventory levels it deems necessary to achieve the expected growth. Additionally, the new warehouse facilities would include space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications of its product. The Company intends to open such additional warehouse facilities to service customers and will not otherwise open such additional facilities.

     In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and facilities related charges, as well as professional fees associated with being a public company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless demand warrants such opening.

     In December 1995, the Company completed a private offering of the Company's securities. The offering consisted of 16.5 units at a price of $50,000 per unit, plus an additional 50,000 Class A Warrants. Each unit, as amended, consisted of 50,000 Common Shares and 50,000 Class A Warrants, which warrants are identical to the Warrants. The Company received net proceeds of $683,500 from the 1995 Private Placement. The net proceeds were applied to purchase inventory and for other general working capital purposes, including certain costs connected with the Public Offering.

       Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement is for one year with a one year renewal option; however, it is terminable at will by Intel Corporation.

      The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers, expand sales to its existing customer base by offering a broad range of complementary products and newly introduced product lines. The Company has initiated a public relations program to promote these products through various trade journals. The Company has hired a national sales manager to assist in achieving these goals.

      The Company introduced various new product lines in the fourth quarter Fiscal 1996. On one of these product lines, the patent on a competitor's product expired and the Company negotiated with a new Asian manufacturer to market this new line which protects the product from high intensity heat found in ballast lighting fixtures and automobiles.

     Approximately 49% and 47% of the total goods purchased by the Company in 1996 and 1995, respectively, were manufactured in foreign countries with substantially all of Surge's purchases made from manufacturers in Asia. Substantially all of Challenge's products are purchased domestically. In addition, approximately 3% and 5% of 1996 and 1995 sales, respectively, are exported to various countries. The Company has minimized the risk of currency fluctuations by purchasing and selling its products in United States currency.

      During Fiscal 1996, the Company had net cash used in operating activities of $237,378, as compared to $187,003 used in operating activities in Fiscal 1995. The increase in cash used in operating activities resulted from an increase in inventory and decrease in accrued expenses and taxes, as partially offset by net income and increased accounts payable and reductions in accounts receivable.

      The Company had net cash provided by financing activities of $4,931,188 for Fiscal 1996, as compared to $339,103 for Fiscal 1995. This increase resulted primarily from the net receipt of proceeds from the Public Offering and private placement and the exercise of warrants. The Company has used these proceeds to invest in additional staff, marketable securities, testing equipment, computer software and computer equipment. As a result of the foregoing, the Company had a net increase in cash of $2,561,365 during Fiscal 1996, as compared to a net increase of $106,435 for Fiscal 1995.

      The Company expects that its cash flow from operations, the proceeds from the Public Offering and the Company's line of credit agreement will be sufficient to meets its current financial requirements over at least the next twelve months.

INFLATION

      The  effects of inflation have lessened in recent  years  as indicated by the average consumer price index, which has been below 3% in each of the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and changing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results.


ITEM 7.   FINANCIAL STATEMENTS

     The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.


ITEM 8.   CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               16
                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Directors and executive officers of the Company are as follows:

Name                     Age             Positions

David Siegel              71       Chairman of the Board
Ira Levy                  40       President and Director
Steven  J.  Lubman        41       Vice  President,  Principal Financial
                                   Officer, Secretary and Director
Mark Siegel               42       Director

DIRECTORS AND EXECUTIVE OFFICERS

     David Siegel has served as Chairman of the Board of Directors of the Company since 1983. Mr. Siegel also serves on the Boards of Directors of Nu-Horizons Electronics Corp., Kent Electronics Corp. and Micronetics Corp., each of which is a publicly owned company. David Siegel is the father-in-law of Ira Levy and the father of Mark Siegel.

      Ira Levy has served as President of the Company and a Director since its inception on November 24, 1981. From 1976 to 1981, Mr. Levy was employed by Capar Components Corp. ("Capar"), an importer and supplier of capacitor and resistor products.

      Steven J. Lubman has served as Vice President, Principal Financial Officer, Secretary and a Director of the Company since its inception on November 24, 1981. From 1975 to 1981, Mr. Lubman was employed by Capar.

      Mark Siegel was appointed to the Board of Directors in October 1996. Since 1985, Mr. Siegel has been the President of Mark Siegel Inc. d/b/a Great American Electronics Corp., an electronics parts distributor. Mark Siegel is the son of David Siegel.

      All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. The Company's Managing Underwriter, Maidstone Financial, Inc. ("Maidstone") has the right during the three-year period ending July 31, 1999, in its sole discretion, to designate one person for election as a director, or alternatively to designate an individual to serve as a non-voting advisor to the Company's Board of Directors. David Siegel and Mark Siegel comprise the Company's Audit and Compensation Committees with David Siegel serving as Chairman. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

      Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended November 30, 1996.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended November 30, 1996 ("Fiscal 1996"), the fiscal year ended November 30, 1995 ("Fiscal 1995") and the fiscal year ended November 30, 1994 ("Fiscal 1994") by those persons who served as Chief Executive Officer and any Named Executive Officers who received compensation in excess of $100,000 during such years.

                                                            Long-Term
                            Annual Compensation             Compensation
                                              Other Annual  Shares
Name and                 Salary      Bonus    Compensation  Underlying
Principal       Year       ($)        ($)       ($)(1)      Options(#)
Position

Ira Levy        1996    $137,116  $107,500(1)       0         0
President       1995    $143,500  $103,600(1)       0         0
and CEO         1994    $131,715  $ 30,000(1)       0         0
Steven J.Lubman 1996    $128,742  $107,500(1)       0         0
Vice President  1995    $162,845  $103,600(1)       0         0
                1994    $122,430  $ 30,000(1)       0         0



(1) The above compensation figures do not include the cost to the Company of the use of automobiles leased by the Company, the cost to the Company of benefits, including premiums for life insurance and any other perquisites provided by the Company to such persons in connection with the Company's business all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus.

      The Company did not grant any options in the last two fiscal years to any of its executive officers. The Company does not have any long-term incentive plans for compensating its executive officers.

Option Grants in Last Fiscal Year

      The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended November 30, 1996 and exercise information.

                Individual  Grants
                Number of   Percent of
                Securities  Total Options
                Underlying  Granted to
                Options     Employees in         Exercise      Expiration
Name            Granted(#)  Fiscal Year          Price($/sh)      Date

None



Aggregated  Option  Exercises in Last Fiscal  Year  and  FY  End
Option Values

      The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended November 30, 1996.


                                                           Value of
                                          Number of        Unexercised
                                          Unexercised      In-The-Money
              Shares                      Options          Options
              Acquired                    at FY-End(#)     at FY-End($)
              on Exer-      Value         Exercisable/     Exercisable/
   Name       cise   (#)    Realized($)   Unexercisable    Unexercisable

   None

Director Fees

      Officer-directors currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. David Siegel currently receives $750 per month in recognition for his service to the Board of Directors as a member and President of the Audit and Compensation Committees. Mark Siegel currently receives $500 per month for serving on the Audit and Compensation Committees. Each outside director also receives reimbursement of expenses, as well as options from time to time, at the discretion of the Board of Directors. On January 8, 1997, Mark Siegel and David Siegel were each granted 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately.

Employment Agreements

      The Company entered into Employment Agreements dated as of February 1, 1996 with Ira Levy, President, and Steven J. Lubman, Vice President. The Agreements provide that Messrs. Levy and Lubman shall devote all of their business time to the Company, each in consideration of an annual salary of $200,000 for the five-year period commencing on July 31, 1996. Bonuses to Messrs. Levy and Lubman are to be based upon the performance of the Company and determined at the discretion of the Board of Directors. Their salaries may be increased annually during the term of the employment agreements at the discretion of the Board of Directors (or a Compensation Committee). Their agreements provide that during the term of employment with the Company and for a period of one year following termination of employment, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of the Company. The agreements further provide that in the event of a change of control, where Ira Levy or Steven J. Lubman is not elected to the Board of Directors of the Company and/or is not elected as an officer of the Company and/or there has been a change in the ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either Ira Levy or Steven J. Lubman, then the non-approving person(s) may elect to terminate his employment contract and receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.
                               19



     The Company has agreements with independent representatives who receive commissions of 5% on the net amount of invoices rendered by the representative after all trade discounts, freight, transportation allowances, sales taxes, insurance and the like have been deducted. The representatives agree to not represent any person or entity manufacturing or selling products which are competitive with products and services sold by the Company throughout the term of the agreement. The agreements continue unless terminated by written notice by either party or the agreement is breached by either party.

Stock Bonus Plan

      In January 1996 the Company adopted and the shareholders ratified in February 1996, the 1995 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company, employees of the Company's subsidiary, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 Common Shares. The exercise power of all options must be at least 85% of fair market value of the Common Shares on the date of grant.

Stock Options

      On February 19, 1996, the Company granted five-year incentive stock options under the Option Plan to ten (10) employees to purchase an aggregate of 86,000 Common Shares. The options become effective on July 31, 1996 and are exercisable at $3.20 per Common Share and vest in either 25% increments at the end of each of the first four years from July 31, 1996 or in 50% increments at the end of each of the first two years from July 31, 1996. The Company also granted five-year non-qualified stock options under the Option Plan to seven (7) persons with whom the Company has a business relationship, to purchase an aggregate of 60,000 Common Shares. These options become effective on July 31, 1996 and are exercisable at $3.20 per Common Share and vest in 25% increments at the end of each of the first four years from July 31, 1996.

     On January 8, 1997, the Company granted Tsung-Ming Chen and Gerald Schimmel, the Quality Assurance Director of Marketing and the National Sales Manager, respectively, each 20,000 options, subject to the vesting schedule specified in the agreements, at an exercise price of $3.50 per share. On January 8, 1997, Mark Siegel and David Siegel, non-officer directors, were each granted 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth information as of February 19, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Shares by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii)
each Director (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors as a group.

Name and Address       Amount and Nature of       Percentage of
of Beneficial Owner    Beneficial Ownership (1)   Common Stock Owned(2)

Ira Levy                     355,000(3)                7.4%
Steven J. Lubman             355,000(4)                7.4%
David Siegel                  71,666(5)(6)             1.5%
Mark Siegel                   37,498(5)                0.8%
All directors and executive
officers as a group
(4 persons)                  819,164(5)(6)            16.9%

  (1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Based on 4,823,958 shares issued and outstanding.

(3) Excludes Common Shares held by Mr. Lubman which are subject to certain voting and transfer restrictions pursuant to a Stock
Purchase Agreement made by and between Mr. Levy and Mr. Lubman.
See "Certain Relationships and Related Transactions"

(4) Excludes Common Shares held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a Stock
Purchase Agreement made by and between Mr. Lubman and Mr.  Levy.
See "Certain Relationships and Related Transactions."

(5) Includes 10,000 shares issuable upon exercise of currently exercisable options.

(6) Includes 61,666 shares held in an irrevocable trust for the benefit of Mr. Siegel's children, of which trust Mr. Siegel is a Trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has entered into five-year employment agreements with Ira Levy, President, and Steven J. Lubman, Vice President, effective July 31, 1996 at an annual salary of $200,000. These agreements contain non-competition provisions and the payment of "golden parachutes" in the event of a change in control of the Company, as defined. See Item 10. "Executive Compensation-Employment Agreements."

      The Company's executive offices and warehouse facility are leased from Great American Realty of Deer Park Co., a company whose stock is owned 33 1/3 % each by Ira Levy and Steven J. Lubman, officers of the Company and Mark Siegel, a Director. The monthly rental is $4,598 during 1996, increasing at 5% per annum during the term of the lease which expires on December 31, 1998. See Item 2. "Description of Property."

     Pursuant to a warrant agreement dated April 5, 1994, the Company issued to HGI, Incorporated, an underwriter of the Company's Public Offering for an aggregate purchase price of $1,200, warrants (the "HGI Warrants") to purchase up to an aggregate of 1,000,000 shares of the Company's Common Shares, each warrant entitling the holder thereof to purchase one Common Share at $.12 per share. In June 1996, HGI exercised the HGI Warrants and sold the 1,000,000 Common Shares for an aggregate of $3,200,000, or $3.20 per Common Share, in a private transaction to Joel M. Pashcow, a client of HGI, who was an existing non-affiliated shareholder of the Company. The Company has been advised by Mr. Paschow that he no longer owns the aforementioned 1,000,000 Common Shares and therefore a voting proxy held by Ira Levy over Mr. Pashcow's shares is no longer in effect.

     Ira Levy and Steven J. Lubman, officers of the Company, borrowed funds totaling $39,425 during the two- year period ended November 30, 1995. All of these loans were repaid in 1995. The loans were payable upon demand and bore interest at a rate of eight percent (8%) per annum.

     Messrs. Levy and Lubman have personally guaranteed the Company's letter of credit agreement and direct borrowings with the Company's lender for an aggregate of approximately $1,000,000.

      Ira  Levy  and  Steven J. Lubman entered into a Stock  Purchase
Agreement  in  March  1992 which relates to  their  respective  share ownership in the Company. Pursuant to the agreement, Messrs. Levy and Lubman each agreed to vote their shares, for as long as the other party continues to own voting shares of the Company, in such manner to elect each of them as a director of the Company. Furthermore, in the event of the death of either Messrs. Levy or Lubman, the survivor shall buy the decedent's shares of the Company. The purchase shall be funded through the use of life insurance policies held by Messrs. Levy and Lubman which name the other party as beneficiary. In addition, the agreement grants Messrs. Levy and Lubman a right of first refusal to purchase each other's shares in the event of disability, retirement or sales to third parties at an agreed upon price.

      On January 8, 1997, Mark Siegel and David Siegel , non-officer directors, were each granted 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately.

      The Company believes that the terms of each of the foregoing transactions were no less favorable to the Company than could have been obtained from non-affiliated third parties, although no independent appraisals were obtained. Future transactions with affiliates of the Company, if any, will be on terms believed by the Management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of disinterested directors.


                                  22
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.    Description

      3.1  Certificate of Incorporation of the Company, as  amended. (1)
      3.2  By-Laws of the Company. (1)
      3.3  Certificate of Incorporation of Challenge/Surge, Inc. (1)
      3.4  By-laws of Challenge/Surge, Inc. (1)
      4.1  Form of Underwriter's Warrants. (1)
      4.2  Form of Public Warrant Agreement. (1)
      4.3  Specimen Common Share Certificate. (1)
      4.4  Specimen Class A Warrant Certificate. (1)
      4.5 Form of Registration Rights Agreement included in Private Placement Subscription Agreement. (1)
      4.6  Form of Lock-Up Agreement. (1)
      4.7  [Intentionally Omitted]
      4.8  Irrevocable  Voting Proxy dated June 28, 1996  from  Joel
           Pashcow to Ira Levy. (1)
      4.9  Registration Rights Agreement dated June 28, 1996 between
           Joel Pashcow and the  Company. (1)
      4.10 Lock-Up   Agreements  between  Joel  Pashcow   and
           Maidstone Financial Inc. and The Nasdaq  Stock Market (1)
      4.11 Stock Purchase Agreement dated June 26, 1996 between
           Joel Pashcow and The Harriman  Group,  Inc. (1)
     10.1  Financial  Consulting Agreement between  the  Underwriter and the Company. (1)
     10.2  The Company's 1995 Employee Stock Option Plan. (1)
     10.3  Employment  Agreement between the Company and  Ira  Levy.
           (1)
     10.4  Employment  Agreement between the Company and  Steven  J.
           Lubman.(1)
     10.5  Revolving Credit Line Agreement between European American
           Bank and the Company. (1)
     10.6 Lease Agreement with Great American Realty of Deer Park dated January 1, 1994. (1)
     10.7  Financial Advisory and Investment Banking Agreement dated
           April 5, 1994, as amended, between the Company and The Harriman Group, Inc. (1)
     10.8 Warrant Agreement dated April 5, 1994 between the Company and The Harriman Group, Inc. (1)
     10.9  Qualified  Independent Underwriters' report of  Chatfield
           Dean & Co., Inc. (1)
     10.10 Stock Purchase Agreement dated March 1992 by and between Ira H. Levy and Steven J. Lubman. (1)
     10.11 Form of sales representative agreement. (1)
    *10.12 Intel Corporation Purchase Agreement dated January 1, 1996. (1)
     11.   Computation of earnings per share.
     21.1  Subsidiaries of the Company. (1)
     27.   Financial Data Schedule.

  * Confidential Treatment for a portion of the contract has been granted by the Securities and Exchange Commission.

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-630 NY) declared effective by the Securities and Exchange Commission on July 31, 1996.
                                23
                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   SURGE COMPONENTS, INC.


                                   By: /s/ Ira Levy
                                        Ira Levy,
                                        President

    In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated:

Signature                Title                           Date


/s/ David Siegel
David Siegel     Chairman of the Board              February 21 , 1997


/s/ Ira Levy
Ira Levy         President, CEO (Principal          February 25 , 1997
                 Executive Officer and Director)

/s/ Steven J. Lubman
Steven J. Lubman Secretary and Director             February 25 , 1997
                 (Principal Financial Officer)

/s/ Mark Siegel
Mark Siegel      Director                           February 21, 1997


                SURGE COMPONENTS, INC. AND SUBSIDIARY

                    Index to Financial Statements
                for the Year Ended November 30, 1996





   Independent Auditors Report                     F - 2

   Consolidated Balance Sheet                      F - 3 - 4

   Consolidated Statements of Income               F - 5

   Consolidated Statements of Stockholders' Equity F - 6 - 7

   Consolidated Statements of Cash Flows           F - 8 - 9

   Notes to Consolidated Financial Statements      F - 10 - 23


















                                F - 1






                  INDEPENDENT AUDITORS' REPORT



To The Board of Directors
Surge Components, Inc. and Subsidiary



We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and Subsidiary as of November 30, 1996 and
the   related  consolidated  statements  of  income,   changes   in
stockholders' equity and cash flows for each of the two years ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surge Components, Inc. and Subsidiary as of November 30, 1996 and the results of their operations and their cash flows for the two years ended November 30, 1996 in conformity with generally accepted accounting principles.




Seligson & Giannattasio, LLP
N. White Plains, New York
January 17, 1997
                                F - 2

                    SURGE COMPONENTS, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET

                             November 30, 1996




               ASSETS (Note 5)


Current assets:
  Cash (Note 3)                               $ 3,241,360
  Marketable securities (Note 2)                2,042,681
  Accounts receivable (net of allowance for
    doubtful accounts of $9,206)                  899,851
  Inventory                                     1,332,644
  Prepaid expenses and taxes                       21,827
  Cash surrender value                             16,472

     Total current assets                                  $7,554,835

Fixed assets - net of accumulated depreciation
  of  $107,114  (Note 4)                                      169,777

Other assets:
  Security deposits                                             2,985

     Total assets                                          $7,727,597









See accompanying notes to consolidated financial statements.


                                F - 3
                    SURGE COMPONENTS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                             November 30, 1996



              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Loan payable - bank (Note 5)            $   164,232
  Accounts payable                            969,954
  Accrued expenses                            220,792
  Corporation taxes payable                    61,762

     Total current liabilities                        $1,416,740

Long term debt:
  Deferred income tax (Note 7)                             4,488

     Total liabilities                                 1,421,228

Commitments and contingencies (Notes 3, 5, 6, 7, 8, 9, 10,  11  and
12)

Stockholders' equity (Note 6):
  Preferred stock - $.001 par value stock,
     1,000,000 shares authorized, none issued
     and outstanding                                --
  Common stock - $.001 par value stock,
    25,000,000 shares authorized, 4,823,958
    shares issued and outstanding                4,824
  Additional paid-in capital                 6,335,862
  Unrealized holding gain (Note 2)              35,751
  Retained deficit                             (70,068)

     Total stockholders' equity                        6,306,369

     Total liabilities and stockholders' equity       $7,727,597





See accompanying notes to consolidated financial statements.


                                F - 4
                    SURGE COMPONENTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME






                                                 November 30,
                                              1 9 9 6     1 9 9 5


Sales                                     $8,501,318   $8,847,603
 Less returns and allowances                  31,420       82,638

Net sales                                  8,469,898    8,764,965

Cost of goods sold                         6,144,152    6,693,476

Gross profit                               2,325,746    2,071,489

Operating expenses:
 General and administrative
  expenses                                 1,590,942    1,452,402
 Selling and shipping expenses               529,888      474,183
 Interest expense                             41,435       40,539
 Depreciation                                 29,193       20,162

     Total operating expenses              2,191,458    1,987,286

Income from operations                       134,288       84,203

Interest income                               94,285       12,963


Income before income taxes                   228,573       97,166

Income taxes (Note 7)                         89,435       46,725

Net income                                $  139,138   $   50,441

Weighted average shares outstanding        3,650,662    2,211,458

Earnings per share                        $      .04   $      .02



See accompanying notes to consolidated financial statements.




                                F - 5


                 SURGE COMPONENTS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 1996 AND 1995



                         Preferred   Stock      Common     Stock
                          Shares     Amount     Shares     Amount

Balance - December 1, 1994    --   $     --   1,248,958    $1,249

Receipt of subscription
 receivable                   --         --          --        --

Proceeds from issuance of
 stock (Note 6)               --         --     500,000       500

Net income for the perio      --         --          --        --

Balance - November 30, 1995   --         --   1,748,958     1,749

Proceeds from issuance
  of stock                    --         --   3,075,000     3,075

Net unrealized gain in
  marketable securities       --         --          --        --

Net income for the period     --         --          --        --

Balance - November 30, 1996   --   $     --   4,823,958    $4,824






See accompanying notes to consolidated financial statements.


                                F - 6
                    SURGE COMPONENTS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED NOVEMBER 1996 AND 1995



                                                          Unrealized
                            Additional      Subscriptions  Holding  Retained
                            Paid-In Capital Receivable     Gain    (Deficit)

Balance - December 1, 1994  $1,127,447      $(1,200)        --   $(259,647)

Receipt of subscription
     receivable                     --        1,200         --          --

Proceeds from issuance of
 stock (Note 6)                402,382           --         --          --

Net income for the period           --           --         --      50,441

Balance - November 30, 1995  1,529,829           --         --    (209,206)

Proceeds from issuance
  of stock                   4,806,033           --         --          --

Net unrealized gain in
  marketable securities             --           --     35,751          --

Net income for the period           --           --         --     139,138

Balance - November 30, 1996 $6,335,862     $     --    $35,751   $ (70,068)




See accompanying notes to consolidated financial statements.


                                F - 7


                SURGE COMPONENTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Year Ended
                                                 November 30,
                                             1 9 9 6     1 9 9 5
OPERATING ACTIVITIES:
 Net income                                $ 139,138  $   50,441
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
     Depreciation                             29,193      20,162
     Deferred income taxes                       200        (157)
     Provision for losses on
      accounts receivable                      2,188        (268)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                         125,378    (219,809)
 Inventory                                  (596,288)   (196,069)
 Prepaid expenses and taxes                  (14,216)      3,151
 Deposit on merchandise                        1,150          --
 Cash surrender value                         (9,558)     (6,914)
 Accounts payable                            233,983    (128,143)
 Accrued expenses and taxes                 (123,709)    265,766
 Customer deposit                            (24,837)     24,837

NET CASH USED BY OPERATING ACTIVITIES       (237,378)   (187,003)

INVESTING ACTIVITIES
 Purchase of marketable securities        (2,006,930)         --
 Acquisition of fixed assets                (125,515)    (45,665)

NET CASH USED BY INVESTING ACTIVITIES     (2,132,445)    (45,665)












See accompanying notes to consolidated financial statements


                                F - 8

                SURGE COMPONENTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                   Year Ended
                                                   November 30,
                                              1 9 9 6      1 9 9 5

FINANCING ACTIVITIES
 Deferred offering costs                  $(1,068,201)    $(184,809)
 Net borrowings under
  letter-of-credit agreement                   34,389       (17,383)
 Receipt of subscription                           --         1,200
 Advances to employees                             --         2,901
 Advances to officers                              --        37,194
 Proceeds from public offering              5,520,000       500,000
 Proceeds from private offering               325,000            --
 Proceeds from exercise of warrant            120,000            --

NET CASH PROVIDED BY FINANCING ACTIVITIES   4,931,188       339,103

NET CHANGE IN CASH                          2,561,365       106,435

CASH AT BEGINNING OF PERIOD                   679,995       573,560

CASH AT END OF PERIOD                      $3,241,360      $679,995


SUPPLEMENTAL CASH FLOW INFORMATION:

 Income taxes paid                         $   26,749      $ 63,577

 Interest paid                             $   41,435      $ 40,539

Payment of legal services through issuance
 of stock (Note 6)                         $   25,000      $     --











See accompanying notes to consolidated financial statements.

                                F - 9
              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996

NOTE 1 - ORGANIZATION AND DESCRIPTION OF COMPANY'S BUSINESS

Surge Components, Inc. was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and rectifiers, to customers located principally throughout the United States. On June 1, 1988 the Company formed Challenge/Surge Inc., a wholly-owned subsidiary to engage in the distribution of electronic component products from established brand manufacturers to customers located principally throughout the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Marketable Securities

Effective November 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities held for sale. The market value of these securities at November 30, 1996 is as follows:



Aggregate cost                                    $2,006,930
Gross unrealized gain                                 35,751
Gross unrealized loss                                     --

                                                  $2,042,681

Cost of the securities used in the computation of realized gains and losses is determined using the specific identification method. During 1996, there were no sales of these securities.




                               F - 10

              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. The Company measures inventory and cost of goods sold for interim financial statements by use of a historically developed gross profit percentage. Annually, the Company adjusts the inventory to reflect the results of a physical count.

Depreciation and Amortization

Fixed assets are recorded at cost. Depreciation is generally provided on an accelerated method (double-declining balance) for personal property and on the straight-line method for real property over the estimated useful lives of the various assets as follows:

      Furniture, fixtures and equipment5 -  7 years
      Transportation equipment         3 -  5 years
      Leasehold Improvements          10 - 39 years

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Reserve for Bad Debts

The   Company,  due  to  its  customer  base  has  experienced   an
insignificant amount of bad debts. As a result, the Company has not provided for a material change in the reserve for bad debts.

Accrued Vacation Pay

Employees are required to take vacation in the year of entitlement. Accrued unpaid vacation entitlement has not been significant and, as a result, no accrual has been provided for.




                               F - 11
              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Offering Costs

Costs and fees incurred in conjunction with the private placement (Note 6) were deferred and have been charged against gross proceeds of the securities on a prorata basis. Costs and fees incurred in conjunction with the public offering (Note 6) have been deferred and charged against the gross proceeds of the securities.

Income Taxes

The Company's deferred income taxes arise primarily from the differences in the recording of the depreciation expense for financial reporting and income tax purposes. Income taxes are reported based upon the Company's adoption of the Statement of Financial Accounting Standards (SFAS) number 109 "Accounting for Income Taxes".

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                               F - 12

              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at November 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings Per Share

Earnings per share for the years ended November 30, 1996 and 1995 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.




                               F - 13

              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996






NOTE 3 - UNINSURED CASH BALANCES

The Company maintains its cash balances in several financial institutions. Accounts at each financial institution are secured by the FDIC up to $100,000. Uninsured balances at November 30, 1996 were approximately $3,114,300.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at November 30, 1996:


  Furniture and fixtures                          $  36,915
  Leasehold improvements                             48,259
  Computer equipment                                191,717

                                                    276,891
         Less - accumulated depreciation            107,114

         Total fixed assets                        $169,777


                               F - 14
              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996





NOTE 5 - LETTERS OF CREDIT TO BANK

In May 1994, the Company entered into a letter of credit agreement with a bank allowing the Company to obtain up to $600,000 in outstanding letters of credit. The fees on the letters of credit are one half percent (1/2%) upon opening the letter of credit, one half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. These letters of credit are collateralized by the Company's assets and are guaranteed by officers of the Company. The agreement also contains provisions for the creation of bankers acceptances and covenants requiring the Company to maintain specified levels of tangible net worth.

In May 1995, the Company renewed the letter of credit agreement with the following changes in terms. The agreement allows the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a rate of prime plus one percent per annum. On November 30, 1996 and 1995, the bankers acceptances totaled $164,232 and $129,843 and the outstanding letters of credit totaled $141,350 and $130,872. At November 30, 1996 and 1995, there were no direct borrowings outstanding.

In May 1996, the Company renewed the letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a rate of prime plus one percent per annum. All other terms and conditions are identical to the prior agreement.

              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996



NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

In   February   1996,  the  Company  amended  its  Certificate   of
Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series, with each series to have such designations, rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 1996, none of the shares has been designated.

Warrant Agreement

In April 1994, the Company entered into a warrant agreement with The Harriman Group, Inc., a broker-dealer registered with the United States Securities and Exchange Commission, in consideration for the services rendered under the above-described financial advisory and investment banking agreement. In exchange for $1,200, the investment banker received 1,000,000 warrants which may be exercised into 1,000,000 shares of the Company's common stock at
$.12 per share for a one year period commencing on the date the Company's common stock has been listed on any stock exchange, or sooner, upon mutual agreement of the Company and The Harriman
Group, Inc.   In June 1996, the warrants were exercised.

              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Private Placement

Pursuant to a Private Placement Memorandum dated October 3, 1995 the Company completed a private offering of securities pursuant to Regulation D of the Securities Act of 1933, as amended. This exempt offering consisted of a minimum of $500,000 (consisting of 10 units, totaling 500,000 shares, at $50,000 per unit) and a maximum of $1,000,000 (20 units, totaling 1,000,000 shares, at $50,000 per unit). Each unit, as amended, consisted of one share of the Company's common stock and one Class A Warrant plus an additional Class A Warrant, which warrants are identical to those issued in the public offering. In November 1995, the Company grossed $500,000 and netted $397,500 from the issuance of the units. In December, the Company completed the offering raising aggregate net proceeds totaling $683,500 for the Company consisting of the sale of 16-1/2 units.

Additional Shares Issued

In January 1996, the Company issued 25,000 shares and 50,000 Class A warrants to a partnership whose partners are members of a law firm retained by the Company, in exchange for legal services rendered.
The shares and Class A warrants are identical in all respects to those issued in the private placement.

Public Offering

On August 8, 1996, the Company grossed $5,520,000 and netted approximately $4,807,000 from the completion of a public offering
(the "Public Offering") under the Securities Act of 1933 as amended. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the "Common Shares") and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the July 31, 1996 effective date of the Public Offering at a price of $5.00.

Stock Split

In  February  1996,  the Company effected a one-for-twelve  reverse
stock   split.   The  effect  of  the  split  is  being   presented
retroactively for all periods presented.

                SURGE COMPONENTS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996



NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

1995 Employee Stock Option Plan

In January 1996, the Company adopted, and shareholders ratified in February 1996, the 1995 Employee Stock Option Plan ("Option Plan"). The plan provides for the grant of options to qualified employees of the Company and its subsidiary, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 common shares.

On February 19, 1996, the Company granted five year incentive stock options under the Option Plan to ten employees to purchase an aggregate of 86,000 common shares. The options became effective on the effective date of the Public Offering, are exercisable at $3.20 per common share and vest ratably over either a two or four year period. The Company also granted five year nonqualified stock options under the Option Plan to purchase an aggregate of 60,000 common shares to seven persons with whom the Company has a business relationship. These options became effective on the effective date of the Public Offering and are exercisable at $3.20 per common share and vest ratably over a four year period.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the year ended November 30, 1996 would have been $17,049 and $.01 had the new method been applied.

Consulting Agreement

The Company retained the underwriter for the Public Offering to a consulting agreement. Pursuant to the agreement, the underwriter is performing certain financial advisory and investment banking services for the Company in exchange for fees totaling $92,000, payable monthly over a one-year period.

                SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996


NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities are comprised as follows at November 30, 1996:

  Deferred tax liability:
    Fixed assets                              $4,488

The Company's income tax expense consists of the following:

                                           Year Ended
                                           November 30,
                                       1 9 9 6     1 9 9 5
 Current:
   Federal                             $77,847    $33,164
   States                               11,388     13,718

                                       $89,235    $46,882
 Deferred:
   Federal                             $   140    $   (85)
   States                                   60        (72)

                                       $   200    $  (157)

 Provision for income taxes            $89,435    $46,725








                               F - 19
                SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996





NOTE 7 - INCOME TAXES (Continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                   Year Ended
                                                   November 30,
                                               1 9 9 6     1 9 9 5

U.S. Federal income tax statutory rate             34%       34%

State income tax, net of Federal income tax benefit 6         6
Other - including tax free income                  (1)        8

Effective tax rate                                 39%       48%












                               F - 20


                SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996




NOTE 8 - RELATED PARTY TRANSACTIONS

Lease

The Company leases office and warehouse space through December 31, 1998 from a corporation which is controlled by officers of the Company. In December 1994, the Company received a five year extension on the lease. The following is a schedule of future minimum rental payments required at November 30, 1996:

         Year Ending November 30,

                1997                 $ 57,709
                1998                   60,595
                1999                    5,070

                                     $123,374

Net rental expense for the years ended November 30, 1996 and 1995, was $58,821 and $56,589, respectively.

Employment Agreements

Effective February 1, 1996, the Company entered into employment agreements with two officers of the Company. Among other provisions, the agreement allows for a base salary of $200,000 plus bonuses based on performance over a five year period commencing on the effective date of the Public Offering. The agreement also contains provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, the current officers are not elected to the Board of Directors of the Company and/or is not elected as an officer of the Company and/or there has been a change in the ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, then the non-approving officer may elect to terminate his employment contract and receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract. If these agreements were in place as of December 1, 1994, the proforma results of operations for the year ended November 30, 1995 would have resulted in a net loss of $30,604 and loss per share of $.01.




                               F - 21

              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996


NOTE 9 - INDEPENDENT REPRESENTATIVES

The Company has agreements with independent representatives who receive commissions of 5% on the net amount of invoices rendered by the representative after all trade discounts, freight, transportation allowances, sales taxes, insurance and the like have been deducted. The representatives agree to not represent any person or entity manufacturing or selling products which are competitive with products and services sold by the Company throughout the term of the agreement. The agreements continue unless terminated by written notice by either party or the agreement is breached by either party.

NOTE 10 - MAJOR CUSTOMERS

For the year ended November 30, 1995, no single customer accounted for more than 10% of the Company's total revenues. For the year ended November 30, 1996, revenues from one customer were in excess of 10% of the Company's total revenues and aggregated $1,114,488.

NOTE 11 - MAJOR SUPPLIERS

Inventory purchased from one supplier in excess of 10% of the Company's total purchases consists of the following:

                                           Year Ended
                                           November 30,
                                       1 9 9 6      1 9 9 5

Supplier A                           $1,154,262  $1,228,332
Supplier B                            1,085,932     842,964
Supplier C                              794,267          --




                               F - 22
              SURGE COMPONENTS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996




NOTE 12 - EXPORT SALES

Export sales consist of the following:

                                             Year Ended
                                             November 30,
                                         1 9 9 6   1 9 9 5

Surge Components Inc.
 Canada                                 $12,524    $  37,232
 Europe                                      --       40,756
 Asia                                    15,775           --

Challenge/Surge Inc.
 Canada                                 $59,417     $300,162
 Europe                                  28,709       52,784
 Asia                                   128,575           --


NOTE 13 - SUBSEQUENT EVENTS

Stock Option Agreement

In January 1997, the Company granted five year incentive stock options under the option plan to two employees to purchase 20,000 common shares each. The options became effective on January 8, 1997, are exercisable at $3.50 per common share and vest ratably over a four year period. The Company also granted a nonqualified stock option under the option plan to purchase 10,000 common shares each to two members of the Board of Directors. The options become effective on January 8, 1997 and are exercisable at $3.50 per common share at any time on or after January 8, 1997.




                               F - 23



                SURGE COMPONENTS, INC. AND SUBSIDIARY

                             EXHIBIT II

              COMPUTATION OF EARNINGS PER COMMON SHARE


                                             1 9 9 6     1 9 9 5



Net income                                 $  139,138  $   50,441

Shares:
Weighted common shares outstanding          3,623,890   1,248,958
Employees stock options                        26,772         ---
Options to The Harriman Group                      --     962,500
A warrants                                         --          --
Underwriter warrants                               --          --

Total weighted shares outstanding           3,650,662   2,211,458

Earnings per share                         $      .04  $      .02



_______________________________
1