Form 10QSB
period 1997-02-28
SURGE COMPONENTS INC
filed 1997-04-11
CIK 747540

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 28, 1997

      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission file number  1 - 14188
                                Surge Components, Inc.

  (Exact name of small business issuer as specified in its charter)

             New York                                 11-2602030
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

1016 Grand Boulevard, Deer Park, NY 11729

(Issuers telephone number, including area code)
(516) 595 - 1818

(Issuers telephone number, including area code)


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

Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of March 31, 1997:
4,823,958 shares of common stock, par value $.001 per share.

   Transitional Small Business Disclosure Format (check one):

Yes      No    X

                SURGE COMPONENTS, INC. AND SUBSIDIARY

                       Index to Form 10-QSB
              for the Period Ended February 28, 1997



      PART I .  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

      Consolidated Balance Sheets                                   3 - 4

      Consolidated Statements of Income                                 5

      Consolidated Statements of Cash Flows                             6

      Notes to Consolidated Financial Statements                        7


      Item 2.  Managements Discussion and Analysis or
                Plan of Operation                                   8 - 10


      PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                         11

      Signatures                                                        11

                           SURGE COMPONENTS, INC. AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEETS






                   ASSETS

                                                     February 28,   November 30,
                                                       1 9 9 7        1 9 9 6
Current assets:
   Cash                                             $2,635,923   $3,241,360
   Marketable securities                             2,079,581    2,042,681
   Accounts receivable (net of allowance for
     doubtful accounts of $9,206)                    1,079,354      899,851
   Inventory                                         1,381,995    1,332,644
   Prepaid expenses and taxes                           44,963       21,827
   Cash surrender value                                 16,473       16,472

       Total current assets                          7,238,289    7,554,835

Fixed assets - net of accumulated depreciation
   of  $119,931 and $107,114, respectively             161,316      169,777

Other assets:
  Security deposits                                      2,985        2,985

       Total assets                                 $7,402,590   $7,727,597








See accompanying notes to consolidated financial statements.

                        SURGE COMPONENTS, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   February 28,   November 30,
                                                      1 9 9 7        1 9 9  6

Current liabilities:
   Loan payable bank                             $   166,390       $   164,232
   Accounts payable                                  809,743           969,954
   Accrued expenses                                  103,709           220,792
   Corporation taxes payable                           1,050            61,762

      Total current liabilities                    1,080,892         1,416,740

Long term debt:
   Deferred income tax                                 5,038             4,488

      Total liabilities                            1,085,930         1,421,228

Stockholders' equity:
   Preferred stock - $.001 par value stock,
      1,000,000 shares authorized, none issued
      and outstanding                                     --                --
   Common stock - $.001 par value stock,
      25,000,000 shares authorized, 4,823,958
      shares issued and outstanding respectively       4,824             4,824
   Additional paid-in capital                      6,335,862         6,335,862
   Unrealized holding gain                            37,811            35,751
   Retained deficit                                  (61,837)          (70,068)

      Total stockholders' equity                   6,316,660         6,306,369

      Total liabilities and stockholders' equity  $7,402,590        $7,727,597



See accompanying notes to consolidated financial statements.

                        SURGE COMPONENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                February 28, February 29,
                                                   1 9 9 7     1 9 9 6

Sales                                            $2,137,379  $2,014,476
  Less returns and allowances                         7,767       8,586

  Net sales                                       2,129,612   2,005,890

Cost of goods sold                                1,565,271   1,531,898

Gross profit                                        564,341     473,992

Operating expenses:
  General and administrative
   Expenses                                         452,158     299,742
  Selling and shipping expenses                     146,945     117,136
  Interest expense                                   11,486      12,160
  Depreciation                                       13,766       4,425

      Total operating expenses                      624,355     433,463

Income from operations                              (60,014)     40,529

Investment income                                    71,100       8,776

Income  before income taxes                          11,086      49,305

Income taxes                                          2,855      12,743

Net income                                      $     8,231  $   36,562

Weighted average shares outstanding               4,872,926   3,011,733

Earnings per share                              $        --  $      .01




See accompanying notes to consolidated financial statements.

                         SURGE COMPONENTS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                   February 28, February 29,
                                                     1 9 9 7       1 9 9 6
OPERATING ACTIVITIES:
    Net income                                      $     8,231 $   36,562
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation                                     13,766      4,425
        Deferred income taxes                               550         32
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                                (179,503)   (64,336)
    Inventory                                           (49,351)    16,981)
    Prepaid expenses and taxes                          (23,136)    (6,035)
    Accounts payable                                   (160,211)   (35,002)
    Accrued expenses and taxes                         (177,795)  (175,249)
    Customer deposit                                         --    (24,837)

NET CASH USED IN  OPERATING ACTIVITIES                 (567,449)  (281,421)

INVESTING ACTIVITIES
    Purchase of marketable securities                   (34,840)        --
    Acquisition of fixed assets                          (5,305)    (9,523)

NET CASH USED IN INVESTING ACTIVITIES                   (40,145)    (9,523)

FINANCING ACTIVITIES
    Deferred offering costs                                  --   (110,434)
    Net borrowings under  letter-of-credit agreement      2,157    206,123
    Proceeds from issuance of stock                         --     325,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,157    420,689

NET CHANGE IN CASH                                     (605,437)   129,745

CASH AT BEGINNING OF PERIOD                           3,241,360    679,995

CASH AT END OF PERIOD                                $2,635,923  $ 809,740

SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                $   74,607  $   2,272
    Interest paid                                    $   11,486  $  12,160


See accompanying notes to consolidated financial statements.

                        SURGE COMPONENTS, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1997



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Surge Components Inc. and Subsidiary contain all adjustments necessary to present fairly the Companys financial position as of February 28, 1997 and November 30, 1996 and the results of operations and cash flows for the three months ended February 28,1997 and February 29,1996.

The accounting policies followed by the Company are set forth in Note 2 to the Companys financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1996.

The results of operations for the three months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  STOCK OPTION AGREEMENT

In January 1997, the Company granted five-year incentive stock options under the Companys 1995 Employee Stock Option Plan (the Option Plan) to two employees to purchase 20,000 common shares each. The options became effective on January 8, 1997, are exercisable at $3.50 per common share and vest ratably over a four year period. The Company also granted nonqualified stock options under the Option Plan to purchase 10,000 common shares to each of two members of the Board of Directors. The options became effective on January 8, 1997 and are exercisable at $3.50 per common share at any time on or after January 8, 1997.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No 25 Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied.
The proforma net loss and loss per share for the quarter ended February 28, 1997 would have been $66,468 and $.01 had the new method been applied.

Item 2. Managements Discussion and Analysis or Plan of Operation

Results of Operations

      Net sales for Surge Components, Inc. and Subsidiary (the Company) for the three months ended February 28, 1997 increased by $123,722 or 6%, to $2,129,612 as compared to net sales of $2,005,890 for the three months ended February 29, 1996. This increase was attributable primarily to increased sales volumes with existing customers who purchased newly introduced products, as well as existing Surge products which they had not previously purchased. The Company introduced various new product lines in the fourth quarter Fiscal 1996. The Company negotiated with a new Asian manufacturer to market one of these product lines, which had patent protection until recently. This new line protects the product from high intensity heat found in products such as, ballast lighting fixtures and automotive products.


      The Companys gross profit for the three months ended February 28, 1997 increased by $ 90,349, or 19%, as compared to the three months ended February 29, 1996. This increase was due primarily to lower purchasing costs and increased sales volumn. The increased inventory, related to the Companys expansion plans, is expected to make operations more efficient and further reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Company has used inventory warehousing and shipping services from a California firm. The Company plans to open additional warehousing facilities in the later part of 1997.

      General and administrative expenses for the three months ended February 28, 1997 increased by $152,416, or 51%, as compared to the three months ended February 29, 1996. The increase is primarily due to the hiring of additional staff such as an engineer, national sales manager, public relations firm, investment banking consulting fees and the general costs incurred by a public reporting company. In addition, the Companys investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees during the fiscal year ending November 30, 1997 (Fiscal 1997) or later.

      Selling and shipping expenses for the three months ended February 28, 1997 increased by $29,809, or 25%, as compared to the three months ended February 29, 1996. This increase is primarily due to increased commissions resulting from the increase in sales volume and increased participation of independent sales representatives which received commissions typically at a rate of 5% of net sales. The Company is committed to increasing sales through qualified sales representatives, literature, participation in trade shows and utilization of a marketing/public relations firm.

                                        8
      Interest expense remained relatively unchanged for the three months ended February 28, 1997 and February 29, 1996. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

      Investment income increased by $ 62,324 for the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. This is a result from the income derived from the investment of any unused funds from the public offering or excess operation funds.

      As result of the foregoing, the Company had net income of $8,231 for the three months ended February 28, 1997, as compared to a net income of $36,562 for the three months ended February 29, 1996.

Liquidity and Capital Resources

Working capital increased by $19,302 during the three months ended February 28, 1997 from $6,138,095 at November 30, 1996, to $6,157,397 at February 28, 1997.
This increase resulted primarily from the increase in accounts receivable netted against additional spending related to the Companys expansion plans. The Companys Current Ratio improved to 6.7:1 at February 28, 1997, as compared to 5.3:1 at November 30, 1996. Inventory turned less in the three months ended February 28, 1997 as a result of the Companys commitment to increase stock inventory levels. The average number of days to collect receivables remained the same at 42 days. Working capital levels are adequate to meet the current operating requirements of the Company.

      In May 1996, the Company renewed the letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. The agreement also provides for the creation of banker's acceptance (a draft drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of February 28, 1997. As of February
28, 1997 and February 29, 1996, there was no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $207,406 and $621,529, respectively. Borrowings are collateralized by the assets of the Company and guaranteed by officers of the Company.

The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction


                                        9

of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds of the Public Offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The renovation of its current facilities is expected to commence in late 1997. Additionally, the renovation plans contain provisions for space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications and quality aspects of its products.

      In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and facilities related charges, as well as professional fees associated with being a public reporting company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless market potential and/or demand warrants such opening.

      Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer motherboards to Intel Corporation. The agreement is for one year with a one year renewal option; however, it is terminable at will by Intel Corporation.

      The Company is in the process of upgrading its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers. The Company hopes to expand sales to its existing customer base by offering a broad range of complementary products. The Company has initiated a public relations program to promote these products through various trade journals. The Company has hired a national sales manager to assist in achieving these goals.

      During the three months ended February 28, 1997, the Company had net cash used in operating activities of $567,449, as compared to $281,421 used in operating activities in the three months ended February 29, 1996. The increase in cash used in operating activities resulted from an increase in accounts receivable and inventory and decreased accounts payable and accrued expenses and taxes.

      During the three months ended February 28, 1997, The Company had net cash provided by financial activities of $2,157 as compared with $420,689 in the three months ended February 29, 1996. The decrease in the cash provided by financing activities was the result of the proceeds from the issuance of stock and net borrowings under the letter-of-credit agreement during the first quarter of 1996. As a result of the forgoing, the Company had a net decrease in cash of $605,437 during the three months ended February 28, 1997 as compared to an increase in cash of $129,745 during the three months ended February 29, 1996.

                                       10



PART II


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits.

Exhibit No.        Description

11.1         Statement re:  Computation of per share earnings.

27.          Statement re:  Financial Data Schedule

             (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SURGE COMPONENTS, INC.



                                        By:   /s/ Steven J Lubman
                                             Steven J. Lubman
                                             Vice President, Principal
                                             Financial Officer, Secretary and
                                             Director



   Dated:  April 10, 1997







                                       11

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                                  EXHIBIT II

                     COMPUTATION OF EARNINGS PER COMMON SHARE



                                                         Three Months Ended
                                                      February 28,  February 29,
                                                       1 9 9 7       1 9 9 6

Net income                                         $     8,231    $    36,562

Shares:
Weighted common shares outstanding                   4,823,958      2,049,233
Employees stock options                                 48,968             --
Options to The Harriman Group                               --        962,500
A warrants                                                  --             --
Underwriter options                                         --             --

Total weighted shares outstanding                    4,872,926      3,011,733

Earnings per share                                 $        --    $       .01