Form 10QSB
period 1997-05-31
SURGE COMPONENTS INC
filed 1997-07-15
CIK 747540

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

   For the quarterly period ended May 31, 1997

      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from             to

Commission file number  1 - 14188
                                Surge Components, Inc.

  (Exact name of small business issuer as specified in its charter)

                   New York                                11-2602030.
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)
                     1016 Grand Boulevard, Deer Park, NY 11729

                     (Address of principal executive offices)
                            (516) 595 - 1818

              (Issuers telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes     X     No

APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes           No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of June 30, 1997:
4,823,958 shares of common stock, par value $.001 per share.

   Transitional Small Business Disclosure Format (check one):

Yes          No     X


             SURGE COMPONENTS, INC. AND SUBSIDIARY

                    Index to Form 10-QSB

               for the Period Ended  May 31, 1997





      PART I .  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

       Consolidated Balance Sheets                                     3 - 4

       Consolidated Statements of Income                               5

       Consolidated Statements of Cash Flows                           6

       Notes to Consolidated Financial Statements                      7 - 8


       Item 2.  Managements Discussion and Analysis
        or Plan of Operation                                           9 -11


       PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                       12

       Signatures                                                      12









                               SURGE COMPONENTS, INC. AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS






                    ASSETS

                                                      May 31,     November 30,
                                                      1 9 9 7        1 9 9 6
    Current assets:

      Cash                                           $2,773,574    $3,241,360
      Marketable securities                           2,105,014     2,042,681
      Accounts receivable (net of allowance for
      doubtful accounts of $9,206)                    1,093,572       899,851
      Inventory                                       1,306,261     1,332,644
      Prepaid expenses and taxes                         74,902        21,827
      Cash surrender value                               16,473        16,472

             Total current assets                     7,369,796     7,554,835

    Fixed assets - net of accumulated depreciation
      of $133,424 and $107,114, respectively            148,872       169,777

    Other assets:
      Security deposits                                   2,985         2,985

             Total assets                            $7,521,653    $7,727,597




    See accompanying notes to consolidated financial statements.

                                SURGE COMPONENTS, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEETS



                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          May 31,  November 30,
                                                          1 9 9 7     1 9 9 6

   Current liabilities:
      Loan payable - bank                             $   355,012  $   164,232
      Accounts payable                                    768,775      969,954
      Accrued expenses                                     90,374      220,792
      Corporation taxes payable                             1,050       61,762

          Total current liabilities                     1,215,211    1,416,740

   Long term debt:
      Deferred income tax                                   3,593        4,488

          Total liabilities                             1,218,804    1,421,228

   Stockholders' equity:
       Preferred stock - $.001 par value stock,
             1,000,000 shares authorized, none issued
             and outstanding                                   --           --
       Common stock - $.001 par value stock,
             25,000,000 shares authorized, 4,823,958
             shares issued and outstanding respectively     4,824        4,824
      Additional paid-in capital                        6,335,862    6,335,862
      Unrealized holding gain                              30,894       35,751
      Retained deficit                                    (68,731)     (70,068)

          Total stockholders' equity                    6,302,849    6,306,369

          Total liabilities and stockholders' equity   $7,521,653   $7,727,597


   See accompanying notes to consolidated financial statements.

                        SURGE COMPONENTS INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME





                              Six Months Ended          Three Months Ended
                             May 31,      May 31,      May 31,       May 31,
                             1 9 9 7      1 9 9 6      1 9 9 7       1 9 9 6

 Sales                     $4,618,856  $4,285,646    $2,481,477    $2,271,170
   Less returns and
     allowances                17,513      14,599         9,746         6,013

 Net sales                  4,601,343   4,271,047     2,471,731     2,265,157

 Cost of goods sold         3,420,436   3,219,088     1,855,164     1,687,190

 Gross profit               1,180,907   1,051,959       616,567       577,967

 Operating expenses:
   General and administrative
    expenses                  908,042     647,643       455,884       347,902
   Selling and
     shipping expenses        351,788     272,112       204,843       154,977
   Interest expense            22,579      22,658        11,093        10,497
   Depreciation                27,259      10,510        13,493         6,085

 Total operating expenses   1,309,668     952,923       685,313       519,461

 Income (loss)
   from operations           (128,761)      99,036      (68,746)       58,506

 Interest income              130,255      18,192        59,154         9,416

 Income (loss)
   before income taxes          1,494     117,228        (9,592)       67,922

 Income taxes                     155      45,573        (2,698)       32,830

 Net income (loss)         $    1,339  $   71,655     $  (6,894)   $   35,092

 Weighted average shares
   outstanding              4,861,978   3,036,731     4,823,958     3,061,458

 Earnings per share        $       --  $      .02    $       --    $      .01



 See accompanying notes to consolidated financial statements.

                 SURGE COMPONENTS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended
                                                  May 31,        May 31,
                                                 1 9 9 7         1 9 9 6
  OPERATING ACTIVITIES:
    Net income                                $    1,339      $   71,655
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation                              27,259          10,510
        Deferred income taxes                       (895)            838

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                         (193,721)        (60,894)
    Inventory                                     26,383           2,174
    Prepaid expenses and taxes                   (53,078)         (1,167)
    Accounts payable                            (201,179)        114,412
    Accrued expenses and taxes                  (191,130)       (254,140)
    Customer deposit                                  --          (5,593)

  NET CASH USED IN OPERATING ACTIVITIES         (585,022)       (122,205)

  INVESTING ACTIVITIES
    Purchase of marketable debt securities       (67,190)             --
    Acquisition of fixed assets                   (6,354)        (27,224)

  NET CASH USED IN INVESTING ACTIVITIES          (73,544)        (27,224)

  FINANCING ACTIVITIES
    Deferred offering costs                           --        (141,446)
    Net borrowings under
     letter-of-credit agreement                  190,780         214,606
    Proceeds from issuance of stock                   --         325,000

  NET CASH PROVIDED BY  FINANCING ACTIVITIES     190,780         398,160

  NET CHANGE IN CASH                            (467,786)        248,731

  CASH AT BEGINNING OF PERIOD                  3,241,360         679,995

  CASH AT END OF PERIOD                       $2,773,574       $ 928,726

  SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                         $  120,407       $  17,700
    Interest paid                             $   22,579       $  22,658

  Payment of legal services
    through issuance of stock                 $       --       $  25,000



  See accompanying notes to consolidated financial statements.

                SURGE COMPONENTS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            May 31, 1997



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Surge Components Inc. and Subsidiary contain all adjustments necessary to present fairly the Companys financial position as of May 31, 1997 and November 30, 1996 and the results of operations and cash flows for the six and three months ended May 31, 1997 and 1996.

The accounting policies followed by the Company are set forth in Note 2 to the Companys financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1996.

The results of operations for the six and three months ended May 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings Per Share which changes the method for calculating earnings per share. SFAS No. 128 requires presentation of basic and diluted earnings per share, as opposed to primary and fully diluted earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will materially differ from earnings per share as currently reported.


NOTE  3 - SUBSEQUENT EVENTS

RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employees salary through a salary reduction mechanism. The Company will contribute an amount equal to twenty percent (20%) of each employees contribution.

                  SURGE COMPONENTS, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           May 31, 1997




NOTE  3 - SUBSEQUENT EVENTS (CONTINUED)

PROPOSED STOCK REPURCHASE

In June 1997, the Company offered to repurchase up to $500,000 worth of the Companys issued and outstanding common shares and warrants on the open market subject to the rules and regulations of the Securities and Exchange Commission.

STOCK OPTONS

In June 1997, 126,000 of the stock options previously issued to certain employees and directors were forfeited.

On June 30, 1997, the Company granted five year incentive stock options, pursuant to its 1995 Stock Option Plan, to thirteen employees or directors to purchase an aggregate of 176,000 common shares including 126,000 options for the above ones forfeited. The options are exercisable at $1.25 and vest ratably over a one to three year period.


SHAREHOLDER PROTECTION RIGHTS PLAN

The Company has adopted a Shareholder Protection Rights Plan (the Rights Plan) whereby each shareholder of record on June 30, 1997 receives two rights to purchase common shares at $.01 a share for a five year period. The Rights Plan provides that if a person acquires more than twenty percent (20%) of the issued and outstanding common shares of the Company, all shareholders of record, except someone who becomes a 20% shareholder, shall be entitled to exercise the rights.

Item 2. Managements Discussion and Analysis or Plan of Operation

Results of Operations

      Net sales for Surge Components, Inc. and Subsidiary (the Company) for the six months ended May 31, 1997 increased by $330,296 or 8%, to $4,601,343 as compared to net sales of $4,271,047 for the six months ended May 31, 1996. The Companys net sales for the three months ended May 31, 1997 increased by $206,574, or 9%, to $2,471,731 as compared to net sales of $2,265,157 for the three months ended May 31, 1996. These increases were attributable primarily to increased sales volumes with existing customers who purchased newly introduced products, as well as existing Surge products which they had not previously purchased. The Company introduced various new product lines in the fourth quarter Fiscal 1996 which increased sales during the fiscal year ending November 30, 1997 (Fiscal 1997). The Company negotiated with a new Asian manufacturer to market a new product line, which had patent protection until recently. This new line protects the components from high intensity heat found in products such as, ballast lighting fixtures and automotive products.


      The Companys gross profit for the six months ended May 31, 1997 increased by $128,948, or 12%, as compared to the six months ended May 31, 1996. The Companys gross profit for the three months ended May 31, 1997 increased by $38,600, or 7%, as compared to the three months ended May 31, 1996. These increases were due primarily to lower purchasing costs and increased sales volume. The Company is expected to make its operations more efficient and further reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Company has used inventory warehousing and shipping services from a California firm. The Company plans to open additional warehousing facilities in the latter part of 1997.

      General and administrative expenses for the six months ended May 31, 1997 increased by $260,399, or 40%, as compared to the six months ended May 31, 1996. For the three months ended May 31, 1997, general and administrative expenses increased by $107,982, or 31%, as compared to the three months ended May 31, 1996. These increases were primarily due to the hiring of additional staff such as an engineer, national sales manager, public relations firm, investment banking consulting fees and the general costs incurred by a public reporting company. In addition, the Companys investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees during Fiscal 1997 or later.

      Selling and shipping expenses for the six months ended May 31, 1997 increased by $79,676, or 29%, as compared to the six months ended May 31, 1996. For the three months ended May 31, 1997, selling and shipping expenses increased by $49,866, or 32%, as compared to the three months ended May 31, 1996. These increases were primarily due to the Companys commitment to sales promotion and literature. The Company began to more actively promote itself and its products through attendance at various trade shows and through increased activity with a marketing/public relations firm. The increase in selling and shipping expenses is also due to the increased internal commissions resulting from the increase in sales volume and increased participation of independent sales representatives which received commissions typically at a rate of 5% of net sales. The Company is committed to increasing sales through authorized distributors, sales representatives, an internet website, literature, participation in trade shows and utilization of a marketing/public relations firm.

      Interest expense remained relatively unchanged for the six months and three months ended May 31, 1997 and 1996. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

      Investment income increased by $ 112,063 for the six months ended May 31, 1997 as compared to the six months ended May 31,1996. Investment income increased by $49,738 for the three months ended May 31, 1997, as compared to the three months ended May 31, 1996. This resulted from the income derived from the investment of any unused funds from the public offering or excess operation funds.

      As result of the foregoing, the Company had net income of $1,339 for the six months ended May 31, 1997 as compared to a net income of $71,655 for the six months ended May 31, 1996. The Company had net loss of $6,894 for the three months ended May 31, 1997, as compared to a net income of $35,092 for the three months ended May 31, 1996.

Liquidity and Capital Resources

      Working capital increased by $16,490 during the six months ended May 31, 1997 from $6,138,095 at November 30, 1996, to $6,154,585 at May 31, 1997. This
increase resulted primarily from the increase in accounts receivable netted against additional spending related to the Companys expansion plans. The Companys Current Ratio improved to 6.1:1 at May 31, 1997, as compared to
5.3:1 at November 30, 1996.  Inventory turned more in the six months ended
May 31, 1997 as a result of the Companys increased sales. The average number of days to collect receivables decreased to 39 days. Working capital levels are adequate to meet the current operating requirements of the Company.

      In May 1996, the Company renewed the letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. The agreement also provides for the creation of banker's acceptance (a draft drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000.
The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of May 31, 1997. As of May 31, 1997, there were no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $510,000. Borrowings are collateralized by the assets of the Company and guaranteed by officers of the Company. Currently the Company is in the process of renewing its agreement with the bank.

The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds of the Public Offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The renovation of its current facilities is expected to commence in late 1997. Additionally, the renovation plans contain provisions for additional space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications and quality aspects of its products.

      In addition to the costs associated with the expansion of the Companys facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and facilities related charges, as well as professional fees associated with being a public reporting company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless market potential and/or demand warrants such opening.

      Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer motherboards to Intel Corporation. The agreement is for one year with a one-year renewal option; however, it is terminable at will by Intel Corporation.

      The Company is in the process of upgrading its equipment, procedures and personnel that it hopes will better enable it to attract new customers as well as increase the sales volume with its existing customers. The Company hopes to expand sales to its existing customer base by offering a broad range of complementary products. The Company has initiated a public relations program to promote these products through various trade journals.

      During the six months ended May 31, 1997, the Company had net cash used in operating activities of $585,022, as compared to $122,205 used in operating activities in the six months ended May 31, 1996. The increase in cash used in operating activities resulted from an increase in accounts receivable and prepaid expenses and taxes and decreased accounts payable and accrued expenses and taxes.

      During the six months ended May 31, 1997, the Company had net cash provided by financing activities of $190,780 as compared with $398,160 in the six months ended May 31, 1996. The decrease in the cash provided by financing activities was the result of the proceeds from the issuance of stock and net borrowings under the letter-of-credit agreement during the first quarter of 1996. As a result of the forgoing, the Company had a net decrease in cash of $467,786 during the six months ended May 31, 1997, as compared to an increase in cash of $248,731 during the six months ended May 31, 1996.

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

                                              SURGE COMPONENTS, INC.



                                         By:   /s/ Steven J Lubman
                                              Steven J. Lubman
                                              Vice President, Principal
                                              Financial Officer, Secretary and
                                              Director



   Dated:  July 14, 1997



                  SURGE COMPONENTS, INC. AND SUBSIDIARY

                             EXHIBIT 11.1

                 COMPUTATION OF EARNINGS PER COMMON SHARE


                                        Six Months Ended  Three Months Ended
                                     May 31,     May 31,     May 31,     May 31,
                                     1 9 9 7     1 9 9 6     1 9 9 7     1 9 9 6

 Net income                       $    1,339  $   71,655  $   (6,894)  $  35,092

 Shares:
 Weighted common shares outstanding4,823,958   2,074,231   4,823,958   2,098,958
 Employees stock options              38,020          --          --          --
 Options to The Harriman Group            --     962,500          --     962,500
 A warrants                               --          --          --          --
 Underwriter options                      --          --          --          --

 Total weighted shares outstanding 4,861,978   3,036,731   4,823,958   3,061,458

Earnings per share                $       --  $      .02  $       --  $      .01



Exhibit 27
ARTICLE 5

This schedule contains summary financial information extracted from the Balance Sheet and Statements of Income filed as part of the report on Form 10QSB and is qualified in its entirety by reference to such report on Form 10QSB.

PERIOD-TYPE                                         6-MOS
FISCAL-YEAR-END                                     NOV-30-1997
PERIOD-END                                          MAY-31-1997
CASH                                                    2,773,574
SECURITIES                                              2,105,014
RECEIVABLES                                             1,102,778
ALLOWANCES                                                  9,206
INVENTORY                                               1,306,261
CURRENT-ASSETS                                          7,369,796
PP&E                                                      282,296
DEPRECIATION                                              133,424
TOTAL-ASSETS                                            7,521,653
CURRENT-LIABILITIES                                     1,215,211
BONDS                                                           0
PREFERRED-MANDATORY                                             0
PREFERRED                                                       0
COMMON                                                      4,824
OTHER-SE                                                6,298,025
TOTAL-LIABILITY-AND-EQUITY                              7,521,653
SALES                                                   4,601,343
TOTAL-REVENUES                                          4,731,598
CGS                                                     3,420,436
TOTAL-COSTS                                             1,309,668
OTHER-EXPENSES                                                  0
LOSS-PROVISION                                                  0
INTEREST-EXPENSE                                           22,579
INCOME-PRETAX                                               1,494
INCOME-TAX                                                    155
INCOME-CONTINUING                                           1,339
DISCONTINUED                                                    0
EXTRAORDINARY                                                   0
CHANGES                                                         0
NET-INCOME                                                  1,339
EPS-PRIMARY                                                   .00
EPS-DILUTED                                                   .00

