Form 10QSB
period 1997-08-31
SURGE COMPONENTS INC
filed 1997-10-24
CIK 747540

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1997

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

                           (516) 595 - 1818

              (Issuer's telephone number, including area code)


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

Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997: 4,823,958 shares of common stock, par value $.001 per share.

       Transitional Small Business Disclosure Format (check one):

Yes         No    X

                  SURGE COMPONENTS, INC. AND SUBSIDIARY

                         Index to Form 10-QSB

                  for the Period Ended  August 31, 1997





       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

       Consolidated Balance Sheets                          3 - 4

       Consolidated Statements of Income                    5

       Consolidated Statements of Cash Flows                6

       Notes to Consolidated Financial Statements           7 - 8


       Item 2.  Management's Discussion and Analysis
                or Plan of Operation                        9 - 12


       PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K           13 - 22

       Signatures                                          13




                        SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS






              ASSETS

                                                       August 31, November 30,
                                                        1 9 9 7     1 9 9 6
Current assets:
       Cash                                          $2,826,571  $3,241,360
       Marketable securities                          2,185,112   2,042,681
       Accounts receivable (net of allowance for
         doubtful accounts of $9,206)                 1,412,023     899,851
       Inventory                                      1,405,247   1,332,644
       Prepaid expenses and taxes                       121,970      21,827
       Cash surrender value                              16,472      16,472

         Total current assets                         7,967,395   7,554,835

Fixed assets - net of accumulated depreciation
       of  $147,185 and $107,114, respectively          140,665     169,777

Other assets:
       Security deposits                                  2,985       2,985

         Total assets                                $8,111,045  $7,727,597








See accompanying notes to consolidated financial statements.


                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      August 31, November 30,
                                                       1 9 9 7     1 9 9 6

Current liabilities:
       Loan payable - bank                           $  671,081  $  164,232
       Accounts payable                                 955,893     969,954
       Accrued expenses                                 101,088     220,792
       Corporation taxes payable                             --      61,762

         Total current liabilities                    1,728,062   1,416,740

Long term debt:
       Deferred income tax                                2,950       4,488

         Total liabilities                            1,731,012   1,421,228

Stockholders' equity:
       Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                     --          --
       Common stock - $.001 par value stock,
         25,000,000 shares authorized, 4,823,958
         shares issued and outstanding respectively       4,824       4,824
       Additional paid-in capital                     6,335,862   6,335,862
       Unrealized holding gain                           77,358      35,751
       Retained deficit                                 (38,011)    (70,068)

         Total stockholders' equity                   6,380,033   6,306,369

         Total liabilities and stockholders' equity  $8,111,045  $7,727,597






See accompanying notes to consolidated financial statements.


                      SURGE COMPONENTS INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME





                                 Nine Months Ended       Three Months Ended
                                     August 31,              August 31,
                                 1 9 9 7    1 9 9 6     1 9 9 7     1 9 9 6

Sales                           $7,466,138 $6,331,125  $2,847,282 $2,045,479
   Less returns and allowances      28,378     21,034      10,865      6,435

Net sales                        7,437,760  6,310,091   2,836,417  2,039,044

Cost of goods sold               5,646,320  4,813,015   2,225,884  1,593,927

Gross profit                     1,791,440  1,497,076     610,533    445,117

Operating expenses:
   General and administrative
    expenses                     1,366,738    972,049     458,697    324,406
   Selling and shipping expenses   511,576    354,279     159,787     82,167
   Interest expense                 37,466     35,563      14,887     12,905
   Depreciation                     41,020     17,413      13,761      6,903

Total operating expenses         1,956,800  1,379,304     647,132    426,381

Income from operations            (165,360)   117,772     (36,599)    18,736

Investment income                  201,751     27,560      71,496      9,368

Income before income taxes          36,391    145,332      34,897     28,104

Income taxes                         4,331     54,209       4,176      8,636

Net income                      $   32,060 $   91,123  $   30,721 $   19,468

Weighted average shares
 outstanding                     4,929,490  3,258,102   4,929,490  3,561,534

Earnings per share              $      .01 $      .03  $      .01 $      .01





See accompanying notes to consolidated financial statements.


                       SURGE COMPONENTS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                              August 31,
                                                         1 9 9 7   1 9 9 6
OPERATING ACTIVITIES:
   Net income                                         $   32,060  $   91,123
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                                         41,020     17,413
      Deferred income taxes                                (1,538)     1,698
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                   (512,172)  (126,402)
   Inventory                                              (72,603)   (72,185)
   Prepaid expenses and taxes                            (100,143)   (16,843)
   Accounts payable                                       (14,061)    40,931
   Accrued expenses and taxes                            (181,468)  (237,761)
   Customer deposit                                            --      1,018

NET CASH USED IN OPERATING ACTIVITIES                    (808,905)  (301,008)

INVESTING ACTIVITIES
  Purchase of marketable securities                      (100,824)        --
   Acquisition of fixed assets                            (11,908)   (37,260)

NET CASH USED IN INVESTING ACTIVITIES                    (112,732)   (37,260)

FINANCING ACTIVITIES
   Deferred offering costs                                     -- (1,104,857)
   Net borrowings under
    letter-of-credit agreement                            506,848    248,768
   Proceeds from exercise of warrant                           --    120,000
   Proceeds from private offering                              --    325,000
   Proceeds from public offering                               --  5,520,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                 506,848  5,108,911

NET CHANGE IN CASH                                       (414,789) 4,770,643

CASH AT BEGINNING OF PERIOD                             3,241,360    679,995

CASH AT END OF PERIOD                                  $2,826,571 $5,450,638

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                   $  127,326 $   26,399
   Interest paid                                       $   37,466 $   35,563

Payment of legal services through issuance
  of stock                                             $       -- $   25,000


See accompanying notes to consolidated financial statements.


                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                August 31, 1997



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Surge Components Inc. and Subsidiary contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1997 and November 30, 1996 and the results of operations for the nine and three months ended August 31, 1997 and 1996 and cash flows for the nine months ended August 31, 1997 and 1996.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1996.

The results of operations for the nine and three months ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share which changes the method for calculating earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share, as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will materially differ from earnings per share as currently reported.

NOTE 3   LETTERS OF CREDIT TO BANK

In July 1997, the Company renewed the letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The fees on the letters of credit are one half percent (1/2%) upon opening the letter of credit, one half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. These borrowings are collateralized by the Company's assets. The agreement also contains provisions for the creation of banker's acceptances and covenants requiring the Company to maintain specified levels of tangible net worth. The direct borrowings incur interest at the prime rate.


                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              August 31, 1997

NOTE 4 - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through a salary reduction mechanism. The Company will make a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%).

NOTE 5 - PROPOSED STOCK REPURCHASE

In June 1997, the Company offered to repurchase up to $500,000 worth of the Company's issued and outstanding common shares and warrants on the open market subject to the rules and regulations of the Securities and Exchange Commission. As of September 30, 1997 no such purchases have been made.

NOTE 6 - STOCK OPTONS

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

NOTE 7 - SHAREHOLDER PROTECTION RIGHTS PLAN

The Company has adopted a Shareholder Protection Rights Plan (the "Rights Plan") whereby each shareholder of record on June 30, 1997 receives two rights to purchase common shares at $.01 a share for a five year period. The Rights Plan provides that if a person acquires more than twenty percent (20%) of the issued and outstanding common shares of the Company, all shareholders of record, except someone who becomes a 20% shareholder, shall be entitled to exercise the rights.

NOTE 8   SUBSEQUENT EVENT

In September 1997, the Company entered into a six month verbal agreement with a public relations firm. The public relations firm will work to promote the Company in the investment banking community in consideration of $1,500 per month.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

       Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the nine months ended August 31, 1997 increased by $1,127,669 or 18%, to $7,437,760 as compared to net sales of $6,310,091 for the nine months ended August 31, 1996. The Company's net sales for the three months ended August
31, 1997 increased by $797,373, or 39%, to $2,836,417 as compared to net sales of $2,039,044 for the three months ended August 31, 1996. These increases were attributable primarily to increased sales volumes with existing customers who purchased newly introduced products, as well as existing Surge products which they had not previously purchased. The Company introduced various new product lines in the fourth quarter Fiscal 1996 which increased sales during the fiscal year ending November 30, 1997 ("Fiscal 1997"). The Company has negotiated with a group of Asian manufacturers to market a new product line, which had had patent protection until recently. This new product protects the components from high intense heat found in products such as, ballast lighting fixtures and automotive products. It is a more durable product under thermal stress conditions.


       The Company's gross profit for the nine months ended August 31, 1997 increased by $294,364, or 20%, as compared to the nine months ended August 31, 1996. The Company's gross profit for the three months ended August 31, 1997 increased by $165,416, or 37%, as compared to the three months ended August 31, 1996. These increases were due primarily to lower purchasing costs and increased sales volume. The Company is expected to make its operations more efficient and further reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Company used inventory warehousing and shipping services from a California firm prior to the middle of July 1997.

       General and administrative expenses for the nine months ended August 31, 1997 increased by $394,689, or 41%, as compared to the nine months ended August 31, 1996. For the three months ended August 31, 1997, general and administrative expenses increased by $134,291, or 41%, as compared to the three months ended August 31, 1996. These increases were primarily due to the hiring of additional staff such as an engineer and a regional sales manager and a public relations firm, investment banking consulting fees and the general costs incurred by a public reporting company. In addition, the Company's investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees during Fiscal 1997 or later.


       Selling and shipping expenses for the nine months ended August 31, 1997 increased by $157,297, or 44%, as compared to the nine months ended August 31, 1996. For the three months ended August 31, 1997, selling and shipping expenses increased by $77,620, or 94%, as compared to the three months ended August 31, 1996. These increases were primarily due to the Company's commitment to sales promotion and literature. The Company began to more actively promote itself and its products through attendance at various trade shows and through increased activity with a marketing/public relations firm. The increase in selling and shipping expenses is also due to the increased internal commissions resulting from the increase in sales volume and increased participation of independent sales representatives which received commissions typically at a rate of 5% of net sales. The Company is committed to continuing to increase sales through authorized distributors, sales representatives, an Internet website, literature, participation in trade shows, the opening of new offices in strategic locations and utilization of a marketing/public relations firm.

       Interest expense remained relatively unchanged for the nine months and three months ended August 31, 1997 and 1996. The Company intends to continue utilizing letters of credit and banker's acceptances on an as needed basis based on its cash needs.

       Investment income increased by $ 174,191 for the nine months ended August 31, 1997 as compared to the nine months ended August 31,1996.
Investment income increased by $62,128 for the three months ended August 31, 1997, as compared to the three months ended August 31, 1996. This resulted from the income derived from the investment of any unused funds from the public offering or excess operation funds.

       As result of the foregoing, the Company had net income of $32,060 for the nine months ended August 31, 1997 as compared to a net income of $91,123 for the nine months ended August 31, 1996. The Company had net income of $30,721 for the three months ended August 31, 1997, as compared to a net income of $19,468 for the three months ended August 31, 1996.

Liquidity and Capital Resources

       Working capital increased by $101,238 during the nine months ended August 31, 1997 from $6,138,095 at November 30, 1996, to $6,239,333 at
August 31, 1997. This increase resulted primarily from the increase in accounts receivable reduced by additional spending related to the Company's expansion plans. The Company's Current Ratio decreased to 4.6:1 at August 31, 1997, as compared to 5.3:1 at November 30, 1996. Inventory turned more in the nine months ended August 31, 1997 as a result of the Company's increased sales. The average number of days to collect receivables increased from 42 to 43 days. Working capital levels are adequate to meet the current operating requirements of the Company.

       In May 1996, the Company renewed the letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. The agreement also provided for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings were limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $1,000,000. The Company was charged one-half percent (1/2%) upon opeing of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement required the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. Borrowings are collateralized by the assets of the Company and guaranteed by officers of the Company. In July 1997, the Company renewed the letter of credit agreement with the bank through May 31, 1998. Pursuant to the agreement all terms and conditions remain the same except for the following: 1) the interest rate on direct borrowings has been reduced to the prime rate, 2) the requirement of officer guarantees has been removed, 3) amount of minimum tangible net worth was increased and the debt to equity ratio decreased to more accurately reflect the Company's financial position. The Company was in compliance with the required financial ratios as of August 31,1997. As of August 31, 1997, outstanding direct borrowings totaled $250,000 and outstanding banker's acceptances and letters of credit totaled approximately $587,000.

The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds of the Public Offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The renovation of its current facilities has been delayed until early 1998. Additionally, the renovation plans contain provisions for additional space for test labs, which will allow the Company to provide customers with prompt technical support regarding the specifications and quality aspects of its products.

       In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and facilities related charges, as well as professional fees associated with being a public reporting company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels.
In that regard the Company does not plan on opening new high overhead facilities unless market potential and/or demand warrants such opening.

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

       During the nine months ended August 31, 1997, the Company had net cash used in operating activities of $808,905, as compared to $301,008 used in operating activities in the nine months ended August 31, 1996. The increase in cash used in operating activities resulted from an increase in accounts receivable and prepaid expenses and taxes and reduction in accounts payable and accrued expenses and taxes.

       During the nine months ended August 31, 1997, the Company had net cash provided by financing activities of $506,848 as compared with $5,108,911 in the nine months ended August 31, 1996. The decrease in the cash provided by financing activities was the result of the proceeds from the issuance of stock and net borrowings under the letter-of-credit agreement during 1996.

       During the nine months ended August 31, 1997, the Company had net cash used in investing activities of $112,732 as compared with $37,260 in the nine months ended August 31, 1996. The increase in the cash used by investing activities was the result of the Company's investment in marketable securities. As a result of the forgoing, the Company had a net decrease in cash of $414,789 during the nine months ended August 31, 1997, as compared to an increase in cash of $4,770,643 during the nine months ended August 31, 1996 when the public offering was completed.


PART II

Item 4.  Submission of Matters To a Vote of Security Holders

         a) The Annual Meeting of Stockholders (the "meeting") was held on June 30, 1997.

         b) The Board of Directors consisting of Ira Levy, Steven J. Lubman, David Siegel and Mark Siegel were re-elected.

         c)  (i) The election of the Board of Directors:

                                                              Abstentions or
                                        Against or Withheld     Non-Votes

Ira Levy            4,076,078                 34,424               -0-

Steven J. Lubman    4,101,578                  8,924               -0-

David Siegel        4,101,578                  8,924               -0-

Mark Siegel         4,075,078                 35,424               -0-

             (ii) Ratification of the appointment of Seligson & Giannattasio, LLP as auditors.

                4,081,634 For       4,950 Against          24,118 Non-votes




Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

Exhibit No.        Description

10. Revolving credit line agreement between European American Bank and the Company

11.1     Statement re:  Computation of per share earnings.

27.      Statement re:  Financial Data Schedule

        (b)  A Report on Form 8-K was filed for June 30, 1997 reporting an
         event on item 5   The Company's adoption of a Shareholder Protection
         Rights Plan.

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

                                  SURGE COMPONENTS, INC.



                                  By:   /s/ Steven J Lubman
                                       Steven J. Lubman
                                       Vice President, Principal
                                       Financial Officer, Secretary and
                                       Director

         Dated:  October 14, 1997



        EAB


                                                      July 14, 1997


Surge Components, Inc.
1016 Grand Blvd.
Deer Park, NY i 1729

Re: $1,000,000 borrowing base line of credit

       Gentlemen:

      European American Bank ("EAB") is pleased to advise you it holds available for Surge Components, Inc. a borrowing base line of credit (the "Line") in the amount of $1,000,000, subject to the following terms and conditions:

1. Borrower:

           The Borrower shall be Surge Components, Inc., a corporation organized and in good standing under the laws of the State of New York.

2. Description of the Line:

           There shall be available under the Line a sublimit for commercial letters of credit (each, an "L/C" and collectively, the "L/Cs") and banker's acceptances (each a "B/A" and collectively, the "B/A") in the amount of $800,000 in the aggregate. The maximum tenor for each L/C shall be 360 days.
 Each L/C issued under the Line shall be evidenced by EAB's standard Master Letter of Credit Agreement. There shall be payable in respect of each L/C, a fee equal to 1/2% upon the opening and 1/2% upon the negotiation thereof together with EAB's standard fees and charges therewith.

           B/As shall be evidenced by EAB's standard Acceptance Credit Agreement which shall provide for the payment of a commission, upon the discount and acceptance of each draft which shall constitute a B/A, equal to EAB's the prevailing Discount Rate plus a margin of 2% per annum. Each B/A shall have a maximum tenor of 90 days.

           There shall also be available under the Line a sublimit for direct loans in the amount of $200,000.





 730 Veterans Memorial Highway
 Hauppauge, NY 11788
 (516) 360-7122
 Fax (516) 360-7112

       Loans provided under the Line shall be evidenced by EAB's standard Master Note (the "Note") in the amount of $200,000, which Note shall bear interest at a rate equal to EAB's Prime Rate (the rate~of interest stated by EAB to be its Prime Rate in effect from time to time and adjusted when said Prime Rate changes) computed on the basis of actual days elapsed in a 360 day year.

       Interest on the unpaid principal balance of the Note from time to time outstanding shall be payable monthly in arrears commencing on the first day of the month following the date of the first advance under the Note. Any advance under the Line made by EAB in its discretion shall be in an amount not less than $25,000 and the Borrower may prepay, in part or in full, at any time, any loans outstanding under the Line in increments of not less than $25,000 with out premium or penalty.

           Notwithstanding any provisions herein to the contrary, the maximum availability under the Line shall not exceed an amount determined with application to the following borrowing base formula:

           The sum of (i) eighty percent (80%) of the Borrower's "Eligible Accounts Receivable" and (ii) the lesser of twenty-five percent (25%) of the Borrower's "Eligible Inventory" or $1,000,000. Terms used in this paragraph shall have the meaning given to such terms in the Borrowing Base Certificate, identified herein.

           The Borrower acknowledges and agrees that the Line is uncommitted and requests for advances or extensions of credit thereunder shall be approved in the discretion of EAB, which may refuse to make an extension of credit under the Line at any time without prior notice to the Borrower, and that the performance or compliance by the Borrower of the agreements contained in this letter, or in any other document or agreement evidencing or securing such advances or extensions of credit, shall not obligate EAB to make an advance or provide an extension of credit thereunder.

           Subject to the terms and conditions hereof, the Line shall be available until May 31, 1998.

       3.     Purpose of the Line:

       The purpose of the Line shall be to finance the purchase and importation of inventory and to support accounts receivables.

       4.     Security for the Line:

        The Line shall be secured by a first priority security interest in all assets and personal property of the Borrower pursuant to EAB's standard General Security Agreement and duly filed WCC-1 Financing Statements.

        5.    Conditions Precedent:

       Prior to the Borrower's initial request for an advance under the Line, it shall have provided to EAB:

             (i) A copy of the resolutions passed by the Borrower's Board of Directors certified by its Secretary as being in full force and effect authorizing the borrowing described herein and the execution of all documents and agreements required by EAB to evidence and secure the Line; and

             (ii) A certified copy of the certificate of incorporation of the Borrower.

        6.     Financial Reporting:

 The Borrower shall provide to EAB:

             (i) As soon as available, but in any event within one hundred twenty (120) days after the last day of its 1997 fiscal year, a balance sheet of the Borrower, as of such last day of the fiscal year, and statements of income and retained earnings and cash flows for such fiscal year prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, such statements to be reviewed by a firm of independent certified public accountants satisfactory to EAB.

             (ii) As soon as available, but in any event within ninety (90)days after the last day of each semi-annual period prior to the expiration of the Line, a balance sheet of the Borrower as of the last day of such semi-annual period, and statements of income and retained earnings and cash flows for such period, each prepared in accordance with generally accepted accounting principles consistently applied, in reasonable detail, such statements to be prepared by the Borrower.

             Each of the financial statements specified in Sections (i) and
(ii) above shall be accompanied by a certificate signed by the president or chief financial officer of the Borrower to the effect that such statements fairly present the financial condition of the Borrower as of the balance sheet date and results of the operations of the Borrower for the period(s) then ended in accordance with generally accepted accounting principles consistently applied.

             (iii) As soon as available, but in any event within twenty (20) days after the end of each calendar month, a schedule of accounts receivable aged to show the number of days each such account has been outstanding from its invoice date, in form satisfactory to EAB and accompanied by a statement signed by the Borrower's president or chief financial officer to the effect that such statement is true, correct and complete.

             (iv) As soon as available, but in any event within twenty (20) days after the end of each calendar month, a Borrowing Base Certificate, in form and substance satisfactory to EAB.

             (v) Within ninety (90) days after the last day of the calendar year, the personal financial statement of each Guarantor, on EAB's standard form.

             (vi) Such other financial or additional information as EAB may from time to time request.

       7.     Special Requirements:

              The Borrower agrees to maintain at all times:

             (i) a minimum tangible net worth (the sum of capital surplus, earned surplus, capital stock and such other items as are allowable under generally accepted accounting principles minus deferred charges, intangibles, receivables due from stockholders, officers or affiliates and treasury stock) in an amount not less than $4,000,000.

             (ii) a maximum leverage ratio (the ratio of total unsubordinated liabilities to tangible net worth) of not greater than 1.0 to 1.0.

       8.      Annual Clean-up:

               The Borrower covenants and agrees that for a period of not less than thirty (30) consecutive days at any one time prior to the expiration of the Line there shall be no loans outstanding thereunder.

       9.      Acceptance:

               If the foregoing is acceptable, please so indicate by signing and returning this letter before July 28, 1997, the date this letter will otherwise expire, unless extended in writing by EAB.

                                            Very truly yours,
                                            EUROPEAN AMERICAN BANK


                                            By:   /s/ James D. Riley, Jr.
                                                  James D. Riley, Jr.
                                                  Vice President

 Agreed and Accepted this
          day of July, 1997

 SURGE COMPONENTS, INC.



 By:   /s/ Ira Levy
       Name:  Ira Levy
       Title: President



 EAB
                                                                 MASTER NOTE

 S200,000                                                Date:        , 1997

      FOR VALUE RECEIVED, the undersigned, a New York corporation, promises to pay to the order of EUROPEAN AMERICAN BANK (the "Bank"), on or before May 31, 1998 (the "Maturity Date"), the sum of Two Hundred Thousand Dollars ($200,000), or, if less, the aggregate unpaid principal amount of all advances made by the Bank pursuant to the line of credit, not to exceed an aggregate amount at any one time outstanding of Two Hundred Thousand Dollars ($200,000), available to the undersigned hereunder (the "Line").

      The undersigned also promises to pay interest in like money on the unpaid principal amount hereof from time time outstanding at a fluctuating rate per annum equal to the rate of interest as is publicly announced by the Bank at its principal office from time to time as its prime rate (the "Prime Rate") plus a margin of 0% per annum (the "Prescribed Rate"). Any change in the Prime Rate shall be effective on the date such change is announced by the Bank. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed and shall be payable on the first day of each month commencing on the first such date to occur after the date the first advance is made, and on the Maturity Date. All payments hereunder shall be payable in immediately available funds in lawful money of the United States. The undersigned authorizes the Bank to charge any of the undersigned's accounts for payments of principal or interest.

      Any payment of principal of or interest payable hereunder which is not paid when due, whether at maturity, by acceleration, or otherwise, shall bear interest from the date due until paid in full at a rate per annum equal to three percent (3 %) above the Prescribed Rate.

      All requests for advances shall be irrevocable and shall be for a minimum of $25,000 and must be received by the Bank no later than 12:00 noon on the date of the proposed advance. The Bank may act without liability upon the basis of telephonic notice believed by the Bank in good faith to be from the undersigned. In each such case, the undersigned hereby waives the right to dispute the Bank's record of the terms of such telephonic notice. The undersigned shall immediately confirm to the Bank in writing each telephonic notice. All advances under the Line are at the Bank's sole and absolute discretion and the Bank, at its option and in its sole and absolute discretion and without notice to the undersigned, may decline to make any advance requested by the undersigned.

      Subject to the terms and conditions hereof and the terms and conditions set forth in any agreement in writing between the Bank and the undersigned, the undersigned may borrow, repay in whole or in part, and reborrow on a revolving basis, up to the maximum amount of the Line. dvances may be prepaid without premium or penalty together with accrued interest thereon to and including the date of prepayment. The Bank shall maintain its records to reflect the amount and date of each advance and of each payment of principal and interest thereon. All such records shall, absent manifest error, be conclusive as to the outstanding principal amount hereof; provided, however, that the failure to make any notation to the Bank's records shall not limit or otherwise affect the obligations of the undersigned to repay each advance made by the Bank, in accordance with the terms hereof.

      As security for the payment of this Note and of all other obligations and liabilities of the undersigned to the Bank, whether now or hereafter existing, joint, several, direct, indirect, absolute, contingent, secured, matured or unmatured, the undersigned grants to the Bank a right of setoff against, a continuing security interest in, and an assignment and pledge of all moneys, deposits (general or special), securities and other property of the undersigned and the proceeds thereof, now or hereafter held by the Bank on deposit, in safekeeping, in transit or otherwise, at any time credited by or due from the Bank to the undersigned, or in which the undersigned shall have an interest.

      Upon the occurrence and continuance of any of the following (each an Event of Default"): (a) default in the payment when due of any amount hereunder; (b) filing by or against the undersigned of a petition commencing any proceeding under any bankruptcy, reorganization, rearrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or hereafter in effect; (c) making by the undersigned of an assignment for the benefit of creditors; (d) petitioning or applying to any tribunal for the appointment of a custodian, receiver or trustee for the undersigned or for a substantial part of its assets; (e) death or incapacity of the undersigned
(if an individual); (f) entry of any judgment or order of attachment, injunction or governmental tax lien or levy issued against the undersigned or against any properly of the undersigned; (g) consent by the undersigned to assume, suffer or allow to exist, without the prior written consent of the Bank, any lien, mortgage, assignment or other encumbrance on any of its assets or personal property, now owned or hereafter acquired, except those liens, mortgages, assignments or other encumbrances in existence on the date hereof and consented to in writing by the Bank; (h) default in the punctual payment or performance of this or any other obligation to the Bank or to any other lender at any dme; (i) the existence or occurrence at any time of one or more conditions or events which, in the sole opinion of the Bank, has resulted or may result in a material adverse change in the business, properties or financial condition of the undersigned; (j) failure on request to furnish any financial information or to permit inspection of the books and records of the undersigned; (k) any warranty, representation or statement in hereunder. No change, amendment, modification, termination, waiver, or discharge, in whole or in part, of any provision of this Note shall be effective unless in writing and signed by the Bank, and if so given by the Bank, shall be effectie only in the specific instance in which given. The undersigned acknowledges this Note and the undersigned's obligations under this Note are, and shall at all times continue to be, absolute and unconditional in all respects, and shall at all times be valid and enforceable irrespective of any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to this Note and the obligations of the undersigned under this Note. The undersigned absolutely, unconditionally and irrevocably waives any and all right to assert any set-off, counterclaim or crossclaim of any nature whatsoever with respect to this Note or the undersigned's obligations hereunder.


       In the event any one or more of the provisions contained in this Note should be invalid, illegal or unenforceable in any respect, the validly, legally and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

      The undersigned hereby waives presentment, demand for payment, protest, notice of dishonor, and any and all other notices or demands in connection with the delivery, acceptance, performance, default, or enforcement of this Note.

       The term "Bank" as used herein shall be deemed to include the Bank and its successors and assigns, and any holder hereof.

      The term "undersigned" as used herein shall, if this Note is signed by more than one party, unless otherwise stated herein, mean the "undersigned and each of them" and each undertaking herein contained shall be their joint and several undertaking. The Bank may proceed against one or more of the undersigned at one time or from time to time as it elects in its sole and absolute discretion.

      At no time shall the rate of interest charged under this Note exceed the maximum rate of interest permitted under applicable law. If at any time the Prescribed Rate shall exceed such maximum rate, and thereafter the Prescribed Rate is below such maximum rate, then the Prescribed Rate shall be increased to the maximum rate for such period of time as is required so that the total amount of interest received by the Bank is that which would have been received by the Bank but for the first sentence of this paragraph.

      In the event that any change in applicable law or regulation, or in the interpretation thereof by any governmental authority charged with the administration thereof, shall impose on or deem applicable to the Bank any reserve requirements against this Note or the Line or impose upon the Bank any other costs or assessments, the undersigned shall pay to the Bank on demand an amount sufficient to compensate the Bank for the additional cost resulting from the maintenance or imposition of such reserves, costs or assessments.

      Any consents, agreements, instructions or requests pertaining to any matter in connection with this Note, signed by any one of the undersigned, shall be binding upon all of the undersigned. This Note shall bind the respective successors, heirs or representatives of the undersigned. This
Note and the Line shall not be assigned by the undersigned without the Bank's prior written consent.

 IN WITNESS WHEREOF, the undersigned has duly executed this Note the day and year first above written.

                                             Surge Components, Inc.


 Witness:   /s/ James D. Riley, Jr.          By:    /s/ Ira Levy
            James D. Riley, Jr.              Name:  Ira Levy
            EAB Officer                      Title:    President

 Borrower's Address:
 1016 Grand Blvd.
 Deer Park, NY 11729



                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                                   EXHIBIT 11.1

                    COMPUTATION OF EARNINGS PER COMMON SHARE


                                   Nine Months Ended     Three Months Ended
                                  August 31, August 31, August 31, August 31,
                                  1 9 9 7    1 9 9 6    1 9 9 7     1 9 9 6
Net income                    $   32,060  $   91,123  $   30,721  $   19,468

Shares:
Weighted common shares
 outstanding                   4,823,958   3,226,776   4,823,958   3,530,208
Employees stock options          105,532      31,326     105,532      31,326
Options to The Harriman Group         --          --          --          --
A warrants                            --          --          --          --
Underwriter options                   --          --          --          --

Total weighted shares
 outstanding                   4,929,490   3,258,102   4,929,490   3,561,534

Earnings per share            $      .01  $      .03  $      .01  $      .01

Exhibit 27
ARTICLE 5

This schedule contains summary financial information extracted from the Balance Sheet and Statements of Income filed as part of the report on Form 10QSB and is qualified in its entirety by reference to such report on Form 10QSB.

PERIOD-TYPE                                   9-MOS
FISCAL-YEAR-END                         NOV-30-1997
PERIOD-END                              AUG-31-1997
CASH                                      2,826,571
SECURITIES                                1,421,229
ALLOWANCES                                    9,206
INVENTORY                                 1,405,247
CURRENT-ASSETS                            7,967,395
PP&E                                        287,850
DEPRECIATION                                147,185
TOTAL-ASSETS                              8,111,045
CURRENT-LIABILITIES                       1,728,062
BONDS                                             0
PREFERRED-MANDATORY                               0
PREFERRED                                         0
COMMON                                        4,824
OTHER-SE                                  6,375,209
TOTAL-LIABILITY-AND-EQUITY                8,111,045
SALES                                     7,437,760
TOTAL-REVENUES                            7,639,511
CGS                                       5,646,320
TOTAL-COSTS                              1 ,956,800
OTHER-EXPENSES                                    0
LOSS-PROVISION                                    0
INTEREST-EXPENSE                             37,466
INCOME-PRETAX                                36,391
INCOME-TAX                                    4,331
INCOME-CONTINUING                            32,060
DISCONTINUED                                      0
EXTRAORDINARY                                     0
CHANGES                                           0
NET-INCOME                                   32,060
EPS-PRIMARY                                     .01
EPS-DILUTED                                     .01