Form 10KSB
period 1997-11-30
SURGE COMPONENTS INC
filed 1998-03-02
CIK 747540

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-KSB


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 1997

                        Commission file number 0-14188

                            SURGE COMPONENTS, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

                  New York                               11-2602030
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

  1016 Grand Boulevard, Deer Park, New York                11729
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        (516) 595-1818
-----------------------------------------------         --------------

Securities registered under Section 12(b) of the Exchange Act:
                                         Common Shares, $.001 par value
                                         Class A Common Share Purchase Warrants


Securities registered under Section 12(g) of the Exchange Act:
                                         Common Shares, $.001 par value
                                         Class A Common Share Purchase Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes __X__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's net sales for its most recent fiscal year were $10,833,798.

     The aggregate market value of the 4,291,910 shares of voting stock held by non-affiliates of the Registrant, as of February 9, 1998 when the closing sale price was $2.625 per share, was $11,266,263 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

     The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 9, 1998, was 4,823,907.

     Documents Incorporated by Reference:  Not Applicable.

                     Exhibit Index is located on page 30

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

PRODUCTS

         The Company supplies a wide variety of electronic components bearing the Company's private "Surge" label which can be broadly divided into two categories -- capacitors and discrete components. For the fiscal years ended November 30, 1996 ("Fiscal 1996") and November 30, 1997 ("Fiscal 1997"), capacitors accounted for approximately 83% and 75%, respectively, of the Company's sales while discrete components accounted for approximately 17% and 25%, respectively. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by the Company under the Surge name or brokered by Challenge are as follows.

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

         Aluminum Electrolytic Capacitors. These capacitors, which are the Company's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. The Company's supplier in Taiwan has one of the largest facilities for these products in Taiwan. This facility is fully certified for the International Quality Standard ISO 9002, which means that it meets certain stringent requirements established in Europe and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is designed to ensure clear and thorough record keeping of all quality control and testing information. Further, it is designed to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This permits the Company to monitor its quality control/manufacturing process information and to respond to any customer questions.

         Ceramic Disc Capacitors. These capacitors are the least expensive and widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost consumer products including appliances, games and toys.

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

         Rectifiers. Low power semiconductor rectifiers are devices that convert alternating current into one directional current by permitting current in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. The Company sells a wide variety of rectifiers, including Schottky barrier rectifiers (a high speed rectifier which utilizes a metal to silicon barrier), super-fast rectifiers, ultra-fast/high efficiency rectifiers, fast recovery rectifiers (the time within which the current recovers from spikes of voltage or current), fast recovery glass passivated rectifiers (a chip coated with a glass material to protect the component from thermal stress in a circuit), silicon rectifiers (utilize silicon rectifying cells designed to withstand large currents and high voltages), soft recovery/fast switching rectifiers, high voltage rectifiers, bridge rectifiers (connect multiple circuits in parallel), flat pack surface mount rectifiers (chip style used in miniaturization), self package surface mount rectifiers (chip style without leads and used in miniaturization) and auto rectifiers. ISO 9002 and QS 9000 automotive certification is giving Surge an open door to market its products in the automotive segment.

         Transistors. Transistors send a signal to the circuit for transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. The Company sells many types of ISO 9002 transistors, including small signal transistors (designed for lower levels of current), power transistors (designed for large currents to safely dissipate large amounts of power), lead mounted transistors and surface mounted transistors.

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

         Circuit Protection Devices. The Company's circuit protection devices include transient voltage suppressers and metal oxide varistors, which protect circuits against switching, lightning surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors which are more economically priced and are used in consumer products.

         Audible Signaling Components. These include audible transducers and Piezo buzzers which produce an audible sound for, and are used in back-up power supplies for, computers, alarms, smoke detectors, automobiles, telephones and other products which produce sounds. These products have been used much more frequently in place of conventional speaker types. The Company may attempt to obtain certain product rights for audible components.

         New Products. The Company is in the process of developing new discrete semiconductor components and capacitors which are intended to complement the Company's existing product lines. In particular, there are several products currently being sold by other suppliers for which patent protection has recently expired and for which the Company believes existing demand is significant. The Company is currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. The products for which patent protection has recently expired are primarily product units which are used in high heat or thermal stress applications, such as power supplies and lighting ballasts. The Company began to market its own competitive versions of these products in late 1996 with the introduction of a new item known as a superdiode. This product was sold only by General Instruments which had patent protection until 1995. The Company is offering shorter lead times and more competitive pricing than General Instruments. The Company is also marketing multilayer ceramic capacitors widely used in computers and telecommunications applications for filtering.

INVENTORY

         The Company's products are largely stable in price and not very susceptible to obsolescence as are many other electronic components. In order to obtain the best available price from its suppliers, the Company will typically waive the right to obtain refunds if prices are subsequently lowered prior to the Company's sale of the products, as well as the right to return inventory to manufacturers. The Company will generally pass these savings on to its customers. The Company intends to implement a bar code system to improve the efficiency of its inventory control. A bar code system will enable the Company to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received and create customer invoices based on shipments made to them. The Company has begun to commence individual bar coding on products in order to manage lot traceability.

         In order to adequately service its customers' needs, the Company believes that it is necessary to maintain large inventories. The Company has used the proceeds of its Public Offering to maintain its inventories. At any given time, the Company attempts to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. The Company's inventory currently contains more than 25,000,000 component units consisting of more than 2,700 different part numbers. Although the number of components and products will continue to increase as the Company uses proceeds of the Public Offering to increase its inventories, it will still generally maintain a three to four month inventory. The Company's products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. In 1997 and 1996, the average per component sales price of the products sold by the Company was approximately $.07. As of November 30, 1997 and November 30, 1996, the Company maintained an inventory of $1,228,941 and $1,332,644, respectively.

         Challenge is in the broker distribution business and purchases products for specific customer orders. Challenges' electronic components include virtually any product which a customer requires. Challenge currently maintains small inventories. Challenge is seeking to obtain product rights to certain brand name product lines and establish direct relationships with those manufacturers.

MANUFACTURERS

         Surge obtains substantially all of its products from manufacturers in Asia while Challenge historically purchased its products domestically although it recently has entered into certain foreign purchase agreements.
Approximately 49% of the total goods purchased by the Company in 1997 were manufactured in foreign countries, with the majority purchased in Taiwan 24.2%, China 18.7%, South Korea 3.6%, India 1.4% and Hong Kong 1.2%. The Company purchases its products from approximately 20 different global manufacturers, for many of which the Company acts as exclusive sales agent in North America. While these manufacturers are often the leading suppliers for OEMs, especially in the consumer market which is extremely price sensitive, they are typically not the largest manufacturers for these products. Management believes, however, that these manufacturers usually offer lower prices and quicker response times than some of the largest manufacturers. Most of the facilities which manufacture products for the Company have obtained or have applied for the International Quality Standard ISO 9002 certification. The Company predominantly purchases its products in United States currency in order to minimize the risk of currency fluctuations. The Company, however, may be severely impacted by the recent and current economic conditions in Southeast Asia, based upon the amount of business it transacts there. Potential concerns may include drastic devaluations of currencies, loss of suppliers and increased competition within the region. See "Foreign Trade Regulation." In most cases, the Company utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. The products are manufactured to the Company's order with the "Surge" logo and label. The Company is continually building relationships with suppliers and from time to time adds new suppliers when needed. The Company's relationships with many of its suppliers date back to the commencement of the Company's import operations in 1983.

         The Company has never had a written agreement with any of its suppliers. Based upon the experience of the Company's Management and the Company's excellent working relationship with its current manufacturers, the Company does not believe that written agreements are, or shall in the foreseeable future, necessary to continue to obtain its products. The Company has established payment terms with its manufacturers including letters of credit and 60 day open account terms.

         For Fiscal 1997 two suppliers each accounted for in excess of 10% of the Company's net purchases. The two are Lifu Electronics, a Taiwanese company, and Master Instrument New York Company, Inc., a New York corporation. Purchases from these suppliers in Fiscal 1997 were $1,034,783 and $1,376,457, respectively, or 13.6%, and 18.1%, respectively. In Fiscal 1996 purchases from the foregoing two suppliers plus a third one, Pal Up Taiwan Company Ltd., a Taiwanese company, were $1,085,932, $794,267, and $1,154,262, respectively, or 17%, 13% and 18%, respectively, of total purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. Nevertheless, the loss of, or a significant disruption in, the relationship with one or both of the Company's two major suppliers would most likely have a material adverse effect on its business and results of operations until a suitable replacement could be obtained.

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

         The Company engages independent sales representative organizations in various regions throughout the United States for marketing to OEM customers and distributors. In February 1997, the Company hired an Eastern Regional Sales Manager and in December 1997 a Midwest Regional Sales Manager was hired. The Company plans to hire a West Cost regional sales manager to oversee the Company's sales representatives in that geographic area. The Company believes that such regional sales managers will ensure that the Company's sales activities function properly. The Company has initiated a formal national distribution program to attract more distributors to promote Surge products. Surge has appointed a National District Manager to develop and manage this program. The Company expects this market segment to contribute significantly to the Company's sales growth over time.

         Many OEMs require their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. In that regard, in order to service the growing importance of the global electronics community, the Company opened locations in California during 1996 and Massachusetts in 1997 and expects to open locations in such countries as Ireland, Taiwan, China and potentially Mexico, where Management is aware of strong electronic components markets.

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

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement was renewed in January 1998 and is continuing, although it is terminable at will by Intel Corporation.

         As of November 30, 1997, the Company had arrangements with 19 sales representative organizations. Sales organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to agreements with independent sales representatives, such representatives are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the Company's products. They develop a territory by selling to both distributors and OEMs. These agreements are terminable on written notice by either party or if breached by either party.

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

         Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company has produced an exhibit for display at electronics trade shows throughout the year. The Company's products were promoted at electronic distribution shows in Las Vegas, Nevada in 1996 and 1997, from which the Company identified and contracted with eight distributors for its products. The Company advertises in various trade publications, and intends to produce sales literature to advertise the Company's products and to participate in additional trade shows.

CUSTOMERS

         The Company's products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, smoke detectors, and household appliances industries. The Company requires its distributors to provide point of sales reporting enabling the Company to gain knowledge of the breakdown of industries into which its products are sold. However, based on its sales to OEMs, the Company believes that no one industry accounted for a majority of the applications of the products it sold in Fiscal 1997 or Fiscal 1996. For Fiscal 1997, two customers accounted for 16.8% and 13.1% of the Company's net sales. For Fiscal 1996, a third customer accounted for 13.2% of the Company's net sales. The Company's discrete components are often sold to the same clients as its capacitors. These OEM customers typically accept samples for evaluation and, if approved, the Company works towards procuring the next orders for these items.

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

COMPETITION

         The markets for the Company's products are highly competitive. The Company competes with numerous well-established foreign and domestic importers, and numerous local, regional and national distributors. The Company's principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor and United Chemicon. Its principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Liteon Corporation and Microsemi Corp. Many of the Company's competitors are well established, with substantial expertise, and possess substantially greater financial, marketing, personnel and other resources than the Company. The Company believes it competes effectively with such companies by providing equal or higher quality products at lower prices, and with an additional emphasis on marketing and customer service. The Company's motto is "never say no," as the Company offers same day fulfillment without minimum purchase order requirements or other limitations and generally maintains flexibility to ensure complete customer satisfaction. Management believes that Challenge is able to compete effectively, in large part, because of its sourcing and purchasing capabilities and its knowledge of where "hard to find" parts are available. Generally, the Company believes that larger semiconductor manufacturers and distributors do not currently focus their selling efforts on small to medium size OEMs and distributors, which constitute the majority of the Company's customers.

MANAGEMENT INFORMATION SYSTEMS

         The Company has made an investment in computer hardware and software. The Company's management information systems ("MIS") consultants are responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS personnel are important to the Company's success and believes in continually upgrading its hardware and software. As part of its MIS program, the Company has commenced individual bar coding on most products and intends to implement a bar code system to improve the efficiency of its inventory control system. All sales personnel of the Company are equipped with computer terminals to assist in providing up-to-date reliable information to customers. The Company's purchasing department manages the Company's inventory on a real time computer system offering the sales and accounting departments complete knowledge regarding inventory availability, income and expense levels, sales and product line information. Management also analyzes various reports, including product, profit, and sales trends using the Company's computer system. The Company intends to continually evaluate and upgrade its IBM compatible computer system.

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Companys suppliers and customers. The Company has been advised that their own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Companys current financial position, liquidity or results of operations.

CUSTOMER SERVICE

         The Company maintains two full-time customer service employee whose time is dedicated largely to respond to inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. The Company intends to use a portion of the net proceeds of the Public Offering to increase its customer service capabilities.

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

FOREIGN TRADE REGULATION

         Most products supplied by the Company are manufactured in Asia, including such countries as Taiwan, South Korea, Hong Kong, India and Malaysia. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. See "Item 6. Managements Discussion Analysis or Plan of Operation, Liquidity and Capital Resources."

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

BACKLOG

         As of November 30, 1997, the Company's backlog was approximately $2,033,918, as compared with approximately $2,728,612 at November 30, 1996. Substantially all backlog is shipped by the Company in 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

EMPLOYEES

         As of November 30, 1997, the Company employed 18 persons, of whom two are employed in executive capacities, four are engaged in sales, one in engineering, one in purchasing, four are engaged in administrative capacities, one is in customer service, two are in bookkeeping and three are in warehousing. Seventeen (17) employees are employed full-time and one is employed part-time by the Company. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases its executive offices and warehouse facility, located at 1016 Grand Boulevard, Deer Park, New York, 11729, at an annual rental of $58,821 during 1996 and $64,729 during 1997. The lessor is Great American Realty of Deer Park Co., an entity owned equally by the Company's President, Vice President and Mark Siegel, a Director. Rent is scheduled to increase by 5% in the year ending on December 31, 1998. The facility consists of approximately 2,000 square feet of office space and approximately 3,000 square feet of warehouse space. The Company intends to expand and/or renovate the facility, including an enclosed climate controlled test lab space. The Company is renovating the office facilities to allow for expansion of the sales department, clerical, finance and purchasing departments. The Company believes the new working environment will lead to greater productivity. Any leasehold improvements will be and will remain the property of the lessor.

ITEM 3: LEGAL PROCEEDINGS

         The Company is not currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock and Class A Warrants are respectively traded in the over-the counter market and are quoted on the National Association of Securities Dealers Automated Quotation System, Inc. SmallCap Market ("Nasdaq") under the symbols "SRGE" and "SRGEW".

         From August 1, 1996 until September 3, 1996, the Units of the Company each consisting of one Common Share and one Class A Warrant were quoted on Nasdaq under the symbol "SRGEU." In addition, the Common Shares and Warrants are listed on the Boston Stock Exchange under the symbols "SRG" and "SRGW," respectively.

         The following table sets forth for the periods indicated, the high and low trade prices of the Company's Common Shares from August 1, 1996, through January 31, 1998 as reported by Nasdaq.

Security            Trading Period                             High      Low
--------            --------------                             ----      ---

Common Shares       FISCAL YEAR ENDED NOVEMBER 30, 1996

                    THIRD QUARTER
                    (August 1, 1996 - August 31, 1996)         7         4 1/4

                    FOURTH QUARTER
                    (September 1, 1996 - November 30, 1996)    5 7/8     4

                    FISCAL YEAR ENDED NOVEMBER 30, 1997

                    FIRST QUARTER
                    (December  1, 1996 - February 28, 1997)    5 3/8     3 1/2

                    SECOND QUARTER
                    (March 1, 1997 - May 31, 1997)             5 5/8     2

                    THIRD QUARTER
                    June 1, 1997 - August 31, 1997)            2 3/16    1/2

                    FOURTH QUARTER
                    (September 1, 1997 - November 30, 1997)    2 3/8     5/8

                    FISCAL YEAR ENDING NOVEMBER 30, 1998

                    FIRST QUARTER
                    (December 1, 1997 - January 31, 1998)      2 1/4     1 15/32

Warrants            FISCAL YEAR ENDED NOVEMBER 30, 1996


                    THIRD QUARTER
                    (August 1, 1996 - August 31, 1996)         2 3/4     1/4

                    FOURTH QUARTER
                    (September 1, 1996 - November 30, 1996)    3 1/4     1 3/4

                    FISCAL YEAR ENDED NOVEMBER 30, 1997

                    FIRST QUARTER
                    (December 1, 1996 - February 28, 1997)     2 1/8      1/2

                    SECOND QUARTER
                    (March 1, 1997 - May 31, 1997)             13/16     7/32

                    THIRD QUARTER
                    (June 1, 1997 - August 31, 1997)           5/16      3/32

                    FOURTH QUARTER
                    (September 1, 1997 - November 30, 1997)    13/16     1/8

                    FISCAL YEAR ENDING NOVEMBER 30, 1998

                    FIRST QUARTER
                    (December 1, 1997 - January 31, 1998)      13/16     3/8

Units               FISCAL YEAR ENDED NOVEMBER 30, 1996

                    THIRD QUARTER
                    (August 1, 1996 - August 31, 1996)         8 1/8     4

                    FOURTH QUARTER
                    (September 1, 1996 - September 3, 1996)    7 9/32    7 9/32

         On February 25, 1998, the closing trade price of a Common Share and a Warrant were $2.37 and $1.00, respectively.

         On February 25, 1998, the Company had 178 and 22 recordholders of its Common Stock and Warrants, respectively, and reasonably believed it had in excess of 300 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock during the last two years and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Fiscal Year Ended November 30, 1997 as Compared to Fiscal Year Ended November 30, 1996.

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the fiscal year ended November 30, 1997 ("Fiscal 1997") increased by $2,363,900, or 28%, to $10,833,798, as compared to net sales of $8,469,898 for the fiscal year ended November 30, 1996 ("Fiscal 1996"). This increase was attributable primarily to increased sales volumes of newly introduced products, as well as existing Surge products. The Company introduced various new product lines in the fourth quarter of Fiscal 1996 which increased sales during Fiscal 1997.

         The Company's gross profit for Fiscal 1997 increased by $283,382, or 12%, as compared to Fiscal 1996. This increase was due primarily to increased sales volume. Gross margin as a percentage of net sales, however, decreased from 27.5% in Fiscal 1996 to 24.1% in Fiscal 1997. The lower margins were primarily a result of increased competition in the electronics industry. The Company is expected to make its operations more efficient and reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Company used inventory warehousing and shipping services from a California firm prior to July 1997.

         General and administrative expenses for Fiscal 1997 increased by $364,364, or 23%, as compared to Fiscal 1996. General and administrative expenses, as a percentage of net sales, remained relatively unchanged. The absolute increase is partially due to the hiring of an engineer, regional sales manager, public relations firm, investment banking consulting fees and the general costs incurred by a public reporting company. In addition, the Company's investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees in 1998 or later. These expenditures were all part of the Company's business strategy when it effected its August 1996 Public Offering. The foundation of the Company strategy is to increase sales volumes (and corresponding profit margins) for its core business to offer customers a "one-stop shop" for their needs.

         Selling and shipping expenses for Fiscal 1997 increased by $189,297, or 36%, compared to Fiscal 1996. Selling and shipping expenses, as a percentage of net sales, remained relatively unchanged. The absolute increase is primarily due to the Company's commitment to sales promotion and literature. The Company began to more actively promote itself and its products through attendance at various trade shows and through increased activity with a marketing/public relations firm. The increase in selling and shipping expenses is also due to the increased internal commissions resulting from the increase in sales volume and increased participation of independent sales representatives which received commissions typically at a rate of 5% of net sales. The Company is committed to continuing to increase sales through authorized distributors, sales representatives, an Internet website, literature, participation in trade shows, the opening of new offices in strategic locations and utilization of a marketing/public relations firm. Significant resources, including personal, have been allocated to assist the Company with the development of the distribution market.

         Interest expense for Fiscal 1997 increased by $14,577, or 35%, as compared to Fiscal 1996. This increase is primarily due to the Company's increased buying of purchases through letters of credit and bankers acceptances. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

         Interest income for Fiscal 1997 increased by $171,022, or 181%, as compared to Fiscal 1996. This increase is primarily due to the income generated by the Company's invested funds. These funds result from proceeds from the public offering which have not yet been utilized.

         As result of the foregoing, the Company had net loss from operations and net income of $(176,068) and $75,350 for Fiscal 1997, as compared to income from operations and net income of $134,288 and $139,138 for Fiscal 1996.

Liquidity and Capital Resources

At November 30, 1997 Compared to November 30, 1996

         Working capital increased by $158,322 for Fiscal 1997 from $6,138,095 at November 30, 1996 to $6,296,417 at November 30, 1997. This increase resulted primarily from the increase in accounts receivable reduced by additional spending related to the Company's expansion plans. The Company's Current Ratio (current assets to current liabilities) decreased to 4.6:1 at November 30, 1997, as compared to 5.3:1 at November 30, 1996, as a result of funds used for operations and increased borrowings. The average number of days to collect receivables decreased from 42 days to 41 days. Inventory turned more frequently in Fiscal 1997 as a result of the Company's increased sales. Working capital levels as expected to be adequate to meet the Company's current operating requirements.

         On August 8, 1996, the Company completed its Public Offering for which it grossed $5,520,000 and netted $4,807,027 of proceeds. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share and one redeemable Class A Common Share Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the effective date of the offering at a price of $5.00.

         In June 1996 warrants purchased in 1994 by one of the Underwriters of the Public Offering were exercised to purchase 1,000,000 shares of the Company's Common Stock for which the Company received $120,000.

         In May 1996, the Company entered into a letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement required the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth.

         In July 1997, the Company renewed the letter of credit agreement with the bank through May 31, 1998. Pursuant to the agreement all terms and conditions remain the same except for the following: (1) the interest rate on direct borrowings has been reduced to the prime rate, (2) the requirement of officer guarantees has been removed, and (3) the amount of minimum tangible net worth was increased and the debt to equity ratio decreased to more accurately reflect the Company's financial position. The Company was in compliance with the required financial ratios as of November 30, 1997. As of November 30, 1997 and 1996, there was no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $578,000 and $306,000, respectively. Borrowings are collateralized by the assets of the Company.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds of the Public Offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The Company is renovating the office facilities to allow for expansion of the sales department, clerical, finance and purchasing departments. The Company believes the new working environment will lead to greater productivity. Additionally, the renovation plans contain provisions for additional space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll, marketing and facilities related charges, as well as professional fees associated with being a public company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless demand warrants such opening.

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

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement was for one year with a one year renewal option; however, it is terminable at will by Intel Corporation. Intel Corporation renewed the agreement in January 1998.

         The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers, expand sales to its existing customer base by offering a broad range of complementary products and newly introduced product lines. The Company has initiated a public relations program to promote these products through various trade journals. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all of the Company's products which they would consider to include in their design. The Company intends to implement a bar code system to improve the efficiency of its inventory control. A bar code system will enable the Company to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received and create customer invoices based on shipments made to them. The Company has began to commence individual bar coding on products in order to manage lot traceability.

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Companys suppliers and customers. The Company has been advised that their own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations.

         Approximately 49% of the total goods purchased by the Company in 1997 and 1996 were manufactured in foreign countries and substantially all of Surge's purchases are made from manufacturers in Asia. Substantially all of Challenge's products are purchased domestically. In addition, approximately 5% and 3% of 1997 and 1996 sales, respectively, are exported to various countries. The Company has minimized the risk of currency fluctuations by purchasing and selling its products in United States currency. The Company, however, may be severely impacted by the recent and current economic conditions in Southeast Asia, based upon the amount of business it transacts there. Potential concerns may include drastic devaluations of currencies, loss of suppliers and increased competition within the region. The Company can not estimate at the current time any potential impact of these conditions to its financial position, liquidity or results of operations.

         During Fiscal 1997, the Company had net cash used by operating activities of $533,610, as compared to $237,378 used by operating activities in Fiscal 1996. The increase in cash used by operating activities resulted from an increase in accounts receivable and prepaid expenses and taxes, as partially offset by decreased inventory and accounts payable.

         The Company had net cash used by investing activities of $143,318 for Fiscal 1997, as compared to $2,132,445 for Fiscal 1996. During Fiscal 1996, the Company invested the unused proceeds from the Public Offering in marketable securities and reinvested the dividends on these securities in Fiscal 1997.

         The Company had net cash provided by financing activities of $331,263 for Fiscal 1997, as compared to $4,931,188 for Fiscal 1996. This decrease in the cash provided by financing activities was the result of the proceeds from the issuance of stock in 1996 in the Public Offering and private placement and net borrowings under the letter-of credit-agreement during 1997. As a result of the foregoing, the Company had a net decrease in cash of $345,665 during Fiscal 1997, as compared to a net increase of $2,561,365 for Fiscal 1996.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and executive officers of the Company are as follows:

Name                      Age           Positions
----                      ---           ---------

David Siegel              72(1)         Chairman of the Board
Ira Levy                  41            President and Director
Steven J. Lubman          42            Vice President, Principal Financial
                                        Officer, Secretary and Director
Mark Siegel               43(1)         Director

(1) Member of the Audit Committee and the Compensation Committee


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

         Mark Siegel was appointed to the Board of Directors in October 1996. Since 1985, Mr. Siegel has been the President of Mark Siegel Inc., d/b/a Great American Electronice Corp., an electronics parts distributor. Mark Siegel is the son of David Siegel.

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

Compliance with Section 16(a) of the Exchange Act

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended November 30, 1997.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended November 30, 1997 ("Fiscal 1997"), the fiscal year ended November 30, 1996 ("Fiscal 1996") and the fiscal year ended November 30, 1995 ("Fiscal 1995") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.

                                                                                                    Long-Term
                                          Annual Compensation                                     Compensation
                              ------------------------------------------------------------      ------------------
                                                                              Other Annual
                                              Salary            Bonus         Compensation      Shares Underlying
Name and Principal Position   Year              ($)              ($)             ($)(1)              Options(#)
---------------------------   ----           --------          --------       ------------      ------------------

Ira Levy                      1997           $197,500          $ 52,325
President and CEO             1996           $137,116          $107,500(1)          0                    0
                              1995           $143,500          $103,600(1)          0                    0

                                                                                                    Long-Term
                                          Annual Compensation                                     Compensation
                              ------------------------------------------------------------      ------------------
                                                                              Other Annual
                                              Salary            Bonus         Compensation      Shares Underlying
Name and Principal Position   Year              ($)              ($)             ($)(1)              Options(#)
---------------------------   ----           --------          --------       ------------      ------------------

Steven J. Lubman              1997           $199,000          $ 53,565            0                    0
Vice President                1996           $128,742          $107,500(1)         0                    0
                              1995           $162,845          $103,600(1)

----------
(1) The above compensation figures do not include the cost to the Company of the use of automobiles leased by the Company, the cost to the Company of benefits, including premiums for life insurance and any other perquisites provided by the Company to such persons in connection with the Company's business all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus.

Option Grants in Last Fiscal Year

         The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during Fiscal 1997 and exercise information.

                                     Individual Grants
                             ----------------------------------
                             Number of            Percent of
                             Securities           Total Options
                             Underlying           Granted to
                             Options              Employees in          Exercise                Expiration
Name                         Granted(#)           Fiscal Year           Price($/sh)                Date
----                         ----------           -----------           -----------             -----------
Ira Levy                      25,000                   9.1%                $1.25                6/29/02
                              50,000                  18.1%                $1.53                10/27/02

Steven J. Lubman              25,000                   9.1%                $1.25                6/29/02
                              50,000                  18.1%                $1.53                10/27/02

David Siegel                  10,000                   3.6%                $1.25                1/7/02

Mark Siegel                   10,000                   3.6%                $1.25                1/7/02


Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

         The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during Fiscal 1997.

                                                                            Value of
                                                         Number of         Unexercised
                                                        Unexercised       In-The-Money
                           Shares                         Options            Options
                          Acquired                      at FY-End(#)      at FY-End($)
                          on Exer-         Value        Exercisable/      Exercisable/
         Name             cise (#)        Realized($)  Unexercisable     Unexercisable
         ----             --------        -----------  -------------     -------------

         None


Director Fees

         Officer-directors currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. David Siegel currently receives $750 per month in recognition for his service to the Board of Directors as a member and President of the Audit and Compensation Committees. Mark Siegel currently receives $500 per month for serving on the Audit and Compensation Committees. Each outside director also receives reimbursement of expenses, as well as options from time to time, at the discretion of the Board of Directors. On January 8, 1997, Mark Siegel and David Siegel were each granted 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately. On June 30, 1997, these options were re-granted with an exercise price of $1.25.

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

Stock Options

         On February 19, 1996, the Company granted five-year incentive stock options under the Option Plan to ten (10) employees to purchase an aggregate of 86,000 Common Shares. The options become effective on July 31, 1996 and were exercisable at $3.20 per Common Share and vest in either 25% increments at the end of each of the first four years from July 31, 1996 or in 50% increments at the end of each of the first two years from July 31, 1996. On June 30, 1997, the Company re-granted these options at an exercise price of $1.25 per share, with the same vesting terms and a termination date of June 30, 2002. The Company also granted five-year non-qualified stock options under the Option Plan to seven (7) persons with whom the Company has a business relationship, to purchase an aggregate of 60,000 Common Shares. These options become effective on July 31, 1996 and are exercisable at $3.20 per Common Share and vest in 25% increments at the end of each of the first four years from July 31, 1996.

         On January 8, 1997, the Company granted Tsung-Ming Chen, the Quality Assurance Director of Marketing, and the then National Sales Manager, respectively, each 20,000 options, or an aggregate of 40,000 options subject to the vesting schedule specified in the agreements, at an exercise price of $3.50 per share. These options were re-granted on June 30, 1997 at an exercise price of $1.25 per share and the same vesting schedule. On January 8, 1997, Mark Siegel and David Siegel, non-officer directors, were each granted 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately. These options were re-granted on June 30, 1997 at an exercise price of $1.25 per share. On June 30, 1997, Ira Levy and Steven J. Lubman, officers and directors, were each granted 25,000 options at an exercise price of $1.25, and on October 28, 1997 each were granted 50,000 options at an exercise price of $1.53.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 25, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Shares by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each Director (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors as a group.

Name and Address                Amount and Nature of          Percentage of
of Beneficial Owner             Beneficial Ownership (1)   Common Stock Owned(2)
-------------------             ------------------------   ---------------------

Ira Levy                              330,000(3)                   6.7%
Steven J. Lubman                      330,000(4)                   6.7%
David Siegel                           10,000(5)                      (6)
Mark Siegel                            31,998(5)                      (6)
All directors and executive
officers as a group (4 persons)       701,998(5)                  14.3%

---------------

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

(2) Based on 4,823,907 shares issued and outstanding as of February 9, 1998.

(3) Includes 75,000 shares issuable upon exercise of currently exercisable stock options. Includes Common Shares held by Mr. Lubman which are subject to certain voting and transfer restrictions pursuant to a Stock Purchase Agreement made by and between Mr. Levy and Mr. Lubman. See "Certain Relationships and Related Transactions."

(4) Includes 75,000 shares issuable upon exercise of currently exercisable stock options. Includes Common Shares held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a Stock Purchase Agreement made by and between Mr. Lubman and Mr. Levy. See "Certain Relationships and Related Transactions."

(5) Includes 10,000 shares issuable upon exercise of currently exercisable options.

(6) Represents less than one percent ownership.

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

         The Company's executive offices and warehouse facility are leased from Great American Realty of Deer Park Co., a company whose stock is owned 33 1/3 % each by Ira Levy and Steven J. Lubman, officers of the Company and Mark Siegel, a Director. The monthly rental was $4,598 and $5,078 during 1996, and 1997, respectively increasing at 5% per annum during the term of the lease which expires on December 31, 1998. See Item 2. "Description of Property."

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

         On January 8, 1997, Mark Siegel and David Siegel , non-officer directors, were each granted 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately. These options were re-granted on June 30, 1997 at an exercise price of $1.25 per share. On June 30, 1997, Ira Levy and Steven J. Lubman, officers and directors, were each granted options to purchase 25,000 shares of common stock at an exercise price of $1.25, and on October 28, 1997 each were granted 50,000 options at an exercise price of $1.53.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)     Exhibits

Exhibit No.    Description
-----------    -----------

      3.1  Certificate of Incorporation of the Company, as amended.  (1)
      3.2  By-Laws of the Company. (1)
      4.1  Form of Underwriter's Warrants. (1)
      4.2  Form of Public Warrant Agreement. (1)
      4.3  Specimen Common Share Certificate. (1)
      4.4  Specimen Class A Warrant Certificate. (1)
      4.5  Form of Registration Rights Agreement included in Private Placement Subscription
            Agreement. (1)
      4.6  Form of Lock-Up Agreement. (1)
      4.7  [Intentionally Omitted]
      4.8  Irrevocable Voting Proxy dated June 28, 1996 from Joel Pashcow to
           Ira Levy. (1)
      4.9  Registration Rights Agreement dated June 28, 1996 between Joel Pashcow and the Company.(1)
      4.10 Lock-Up Agreements between Joel Pashcow and Maidstone Financial Inc. and The Nasdaq Stock
           Market (1)
      4.11 Stock Purchase Agreement dated June 26, 1996 between Joel Pashcow and The Harriman Group, Inc. (1)
     10.1  Financial Consulting Agreement between the Underwriter and the Company. (1)
     10.2  The Company's 1995 Employee Stock Option Plan. (1)
     10.3  Employment Agreement between the Company and Ira Levy. (1)
     10.4  Employment Agreement between the Company and Steven J. Lubman. (1)
     10.5  Revolving Credit Line Agreement between European American Bank and the Company. (1)
     10.6  Lease Agreement with Great American Realty of Deer Park dated January 1, 1994. (1)
     10.7  Financial Advisory and Investment Banking Agreement dated April 5, 1994, as amended, between the Company  and The Harriman Group, Inc. (1)
     10.8  Warrant Agreement dated April 5, 1994 between the Company and The Harriman Group, Inc. (1)
     10.9  Qualified Independent Underwriters' report of Chatfield Dean & Co., Inc. (1)
     10.10 Stock Purchase Agreement dated March 1992 by and between Ira H. Levy and Steven J. Lubman. (1)
     10.11 Form of sales representative agreement. (1)
    *10.12 Intel Corporation Purchase Agreement dated January 1, 1998. (1)
     11.   Computation of Earnings Per Share
     21.1  Subsidiaries of the Company. (1)
     27.   Financial Data Schedule.

---------------

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

                                            SURGE COMPONENTS, INC.


                                            By: /s/ Ira Levy
                                                ----------------
                                                Ira Levy,
                                                President

   In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated:

Signature                          Title                             Date
---------                          -----                             ----


/s/ David Siegel
-----------------------
David Siegel               Chairman of the Board              February 26, 1998


/s/ Ira Levy
-----------------------
Ira Levy                   President, CEO (Principal          February 26, 1998
                           Executive officer and Director)

/s/ Steven J. Lubman
-----------------------
Steven J. Lubman           Secretary and Director             February 26, 1998
                           (Principal Financial Officer)

/s/ Mark Siegel
-----------------------
Mark Siegel                Director                           February 26, 1998

                                 EXHIBIT INDEX

Exhibit No.      Name
-----------      ----
11               Computation of Earnings Per Common Share
27               Financial Data Schedule


                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                         Index to Financial Statements
                     for the Year Ended November 30, 1997





      Independent Auditors' Report                                    F-2

      Consolidated Balance Sheet                                      F-3-4

      Consolidated Statements of Income                               F-5

      Consolidated Statements of Stockholders' Equity                 F-6

      Consolidated Statements of Cash Flows                           F-7-8

      Notes to Consolidated Financial Statements                      F-9-22

                         INDEPENDENT AUDITORS' REPORT



To The Board of Directors
Surge Components, Inc. and Subsidiary




We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and Subsidiary as of November 30, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surge Components, Inc. and Subsidiary as of November 30, 1997 and the results of their operations and their cash flows for the two years ended November 30, 1997 in conformity with generally accepted accounting principles.




Seligson & Giannattasio, LLP
N. White Plains, New York
January 26, 1998
                                      F - 2

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1997




                           ASSETS (Note 4)


Current assets:
     Cash (Note 2)                                 $ 2,895,695
     Marketable securities (Note 2)                  2,217,370
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                 1,544,536
     Inventory                                       1,228,941
     Prepaid expenses and taxes                        130,844
     Cash surrender value                               29,789
                                                   -----------


         Total current assets                                        $8,047,175

Fixed assets - net of accumulated depreciation
     of  $160,858  (Note 3)                                             123,942

Other assets:
     Security deposits                                                    2,985
                                                                     ----------

         Total assets                                                $8,174,102
                                                                     ==========








See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1997



                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Loan payable - bank (Note 4)                      $   495,495
     Accounts payable                                      960,073
     Accrued expenses                                      294,734
     Corporation taxes payable                                 456
                                                       -----------
         Total current liabilities                                   $1,750,758

Long term debt:
     Deferred income tax (Note 7)                                         1,396
                                                                     ----------
         Total liabilities                                            1,752,154

Commitments and contingencies (Notes 4 through 12)

Stockholders' equity (Note 6):
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                        --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized, 4,823,958
         shares issued and outstanding                       4,824
     Additional paid-in capital                          6,335,862
     Unrealized holding gain (Note 2)                       75,980
     Retained earnings                                       5,282
                                                        ----------
         Total stockholders' equity                                   6,421,948
                                                                     ----------
         Total liabilities and stockholders' equity                  $8,174,102
                                                                     ==========





See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME






                                                         November 30,
                                                    1 9 9 7            1 9 9 6
                                                    -------            -------


Sales                                             $ 10,887,608      $  8,501,318
   Less returns and allowances                          53,810            31,420
                                                  ------------      ------------

Net sales                                           10,833,798         8,469,898

Cost of goods sold                                   8,224,670         6,144,152
                                                  ------------      ------------

Gross profit                                         2,609,128         2,325,746
                                                  ------------      ------------

Operating expenses:
   General and administrative
    expenses                                         1,955,306         1,590,942
   Selling and shipping expenses                       719,185           529,888
   Interest expense                                     56,012            41,435
   Depreciation                                         54,693            29,193
                                                  ------------      ------------

         Total operating expenses                    2,785,196         2,191,458
                                                  ------------      ------------

Income (loss) from operations                         (176,068)          134,288

Investment income                                      265,307            94,285
                                                  ------------      ------------

Income before income taxes                              89,239           228,573

Income taxes (Note 9)                                   13,889            89,435
                                                  ------------      ------------

Net income                                        $     75,350      $    139,138
                                                  ============      ============

Weighted average shares outstanding                  4,964,983         3,650,662

Earnings per share                                $        .02      $        .04



See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 1997 AND 1996


                                                                               Additional   Unrealized  Retained        Total
                                  Preferred Stock          Common Stock         Paid-In       Holding   Earnings     Stockholders'
                                 Shares      Amount     Shares       Amount     Capital        Gain     (Deficit)       Equity
                               ---------   ---------  ----------   ----------  ----------   ----------  ----------  -------------

Balance - December 1, 1995         --     $    --     1,748,958   $    1,749  $1,529,829   $     --    $ (209,206)   $1,322,372

Net unrealized gain in
  marketable securities            --          --          --           --          --         35,751        --          35,751

Proceeds from issuance of
 private offering                  --          --       350,000          350     286,533         --          --         286,883

Proceeds from exercise of
 warrants                          --          --     1,000,000        1,000     119,000         --          --         120,000

Proceeds from issuance of
  public offering                  --          --     1,725,000        1,725   4,400,500         --          --       4,402,225

Net income for the period          --          --          --           --          --           --       139,138       139,138
                              ---------   ---------  ----------   ----------  ----------   ----------  ----------    ----------

Balance - November 30, 1996        --          --     4,823,958        4,824   6,335,862       35,751     (70,068)    6,306,369

Proceeds from issuance
  of stock                         --          --          --           --          --           --          --            --

Net unrealized gain in
  marketable securities            --          --          --           --          --         40,229        --          40,229

Net income for the period          --          --          --           --          --           --        75,350        75,350
                              ---------   ---------  ----------   ----------  ----------   ----------  ----------    ----------

Balance - November 30, 1997        --     $    --     4,823,958   $    4,824  $6,335,862   $   75,980  $    5,282    $6,421,948
                              =========   =========  ==========   ==========  ==========   ==========  ==========    ==========


See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Year Ended
                                                        November 30,
                                                 1 9 9 7            1 9 9 6
                                                 -------            -------
OPERATING ACTIVITIES:
   Net income                                  $    75,350    $   139,138
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation                               54,693         29,193
         Deferred income taxes                      (3,092)           200
         Provision for losses on
          accounts receivable                        6,518          2,188

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                            (651,203)       125,378
   Inventory                                       103,703       (596,288)
   Prepaid expenses and taxes                     (109,017)       (14,216)
   Deposit on merchandise                             --            1,150
   Cash surrender value                            (13,317)        (9,558)
   Accounts payable                                 (9,881)       233,983
   Accrued expenses and taxes                       12,636       (123,709)
   Customer deposit                                   --          (24,837)
                                               -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES             (533,610)      (237,378)
                                               -----------    -----------

INVESTING ACTIVITIES
   Purchase of marketable securities              (134,460)    (2,006,930)
   Acquisition of fixed assets                      (8,858)      (125,515)
                                               -----------    -----------


NET CASH USED BY INVESTING ACTIVITIES             (143,318)    (2,132,445)
                                               -----------    -----------








See accompanying notes to consolidated financial statements

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      Year Ended
                                                     November 30,
                                                1 9 9 7        1 9 9 6
                                                -------        -------

FINANCING ACTIVITIES
   Deferred offering costs                   $      --      $(1,068,201)
   Net borrowings under
    letter-of-credit agreement                   331,263         34,389
   Proceeds from public offering                    --        5,520,000
   Proceeds from private offering                   --          325,000
   Proceeds from exercise of warrant                --          120,000
                                             -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        331,263      4,931,188
                                             -----------    -----------

NET CHANGE IN CASH                              (345,665)     2,561,365

CASH AT BEGINNING OF PERIOD                    3,241,360        679,995
                                             -----------    -----------

CASH AT END OF PERIOD                        $ 2,895,695    $ 3,241,360
                                             ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Income taxes paid                         $   150,908    $    26,749
                                             ===========    ===========

   Interest paid                             $    56,012    $    41,435
                                             ===========    ===========

Payment of legal services through issuance
 of stock (Note 8)                           $      --      $    25,000
                                             ===========    ===========











See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997




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

Marketable Securities

Effective November 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities held for sale. The market value of these securities at November 30, 1997 is as follows:

Aggregate cost                      $2,141,390
Gross unrealized gain                   75,980
Gross unrealized loss                       --
                                    ----------
                                    $2,217,370
                                    ==========


Cost of the securities used in the computation of realized gains and losses is determined using the specific identification method. During 1997 and 1996, there were no sales of these securities.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


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

Depreciation and Amortization

Fixed assets are recorded at cost. Depreciation is generally provided on an accelerated method (double-declining balance) for personal property and on the straight-line method for real property over the estimated useful lives of the various assets as follows:

             Furniture, fixtures and equipment                  5 -   7 years
             Transportation equipment                           3 -   5 years
             Leasehold Improvements                             10 - 39 years

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Reserve for Bad Debts

The Company, due to its customer base has experienced an insignificant amount of bad debts. As a result, the Company has not provided for a material change in the reserve for bad debts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 1997 and 1996, the Company's uninsured cash balances totaled $1,190,696 and $3,114,300, respectively. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997






NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Vacation Pay

Employees are required to take vacation in the year of entitlement. Accrued unpaid vacation entitlement has not been significant and, as a result, no accrual has been provided for.

Deferred Offering Costs

Costs and fees incurred in conjunction with the private placement (Note 6) were deferred and have been charged against gross proceeds of the securities on a prorata basis. Costs and fees incurred in conjunction with the public offering (Note 6) were deferred and charged against the gross proceeds of the securities.

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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997







NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at November 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings Per Share

Earnings per share for the years ended November 30, 1997 and 1996 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share", which changes the method for calculating earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share, as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will materially differ from earnings per share as currently reported.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997




NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at November 30, 1997:


     Furniture and fixtures                                  $  35,967
     Leasehold improvements                                     53,258
     Computer equipment                                        195,575
                                                              --------

                                                               284,800
                 Less - accumulated depreciation               160,858
                                                              --------

                 Total fixed assets                           $123,942

Depreciation expense for the years ended November 30, 1997 and 1996 was $54,693 and $29,193, respectively.

NOTE 4 - LETTERS OF CREDIT TO BANK

In May 1996, the Company entered into a letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The fees on the letters of credit are one half percent (1/2%) upon opening the letter of credit, one half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. These borrowings are collateralized by the Company's assets. The agreement also contains provisions for the creation of banker's acceptances and covenants requiring the Company to maintain specified levels of tangible net worth. The direct borrowings incur interest at a rate of prime plus one percent per annum.

In July 1997, the Company renewed its letter of credit agreement. The terms and conditions pursuant to this agreement remain unchanged except direct borrowings incur interest at the prime rate. On November 30, 1997 and 1996, the bankers acceptances totaled $495,495 and $164,232 and the outstanding letters of credit totaled $82,390 and $141,350, respectively. At November 30, 1997 and 1996, there were no direct borrowings outstanding.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997





NOTE 5 - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through a salary reduction mechanism. The Company will make a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Net assets in the plan as of November 30, 1997 totaled $33,983. Pension expense for the year ended November 30, 1997 was $2,931.


NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series, with each series to have such designations, rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 1997, none of the shares has been designated.

Warrant Agreement

In April 1994, the Company entered into a warrant agreement with The Harriman Group, Inc., a broker-dealer registered with the United States Securities and Exchange Commission, in consideration for the services rendered under a financial advisory and investment banking agreement. In exchange for $1,200, the investment banker received 1,000,000 warrants exercisable for 1,000,000 shares of the Company's common stock at $.12 per share for a one year period commencing on the date the Company's common stock has been listed on any stock exchange, or sooner, upon mutual agreement of the Company and The Harriman Group, Inc. In June 1996, the warrants were exercised.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Private Placement

Pursuant to a Private Placement Memorandum dated October 3, 1995 the Company completed a private offering of securities pursuant to Regulation D of the Securities Act of 1933, as amended. This exempt offering consisted of a minimum of $500,000 (consisting of 10 units, totaling 500,000 shares, at $50,000 per unit) and a maximum of $1,000,000 (20 units, totaling 1,000,000 shares, at $50,000 per unit). Each unit, as amended, consisted of one share of the Company's common stock and one Class A Warrant plus an additional Class A Warrant, which warrants are identical to those issued in the public offering. In November 1995, the Company grossed $500,000 and netted $397,500 from the issuance of the units. In December 1995, the Company completed the offering raising aggregate net proceeds totaling $683,500 for the Company consisting of the sale of 16-1/2 units

Additional Shares Issued

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

                                NOVEMBER 30, 1997


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

Stock option incentive plan activity is summarized as follows:

                                                                  Option Price
                                                   Shares         Per Share
                                                   ------         ---------

     Options outstanding December 1, 1995              --               --
     Granted                                      146,000         $ 3.20
     Exercised                                         --               --
                                                 --------

     Options outstanding November 30, 1996        146,000         $3.20
     Granted                                      336,000         $1.25 - $3.50
     Canceled                                    (153,000)        $3.20 - $3.50
     Exercised                                         --               --
                                                 --------

     Options outstanding November 30, 1997        329,000         $1.25 - $3.20
                                                 ========

     Options exercisable November 30, 1997        209,500
                                                 ========

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the years ended November 30, 1997 and 1996 would have been $(94,091) and $(.02) and $17,049 and $.01, respectively had the new method been applied.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

1995 Employee Stock Option Plan (Continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 154%, 118% and 37% for 1997 and 32% for 1996; risk free interest rate of 6.75%; and expected lives of 4 to 5 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Consulting Agreement

The Company retained the services of the underwriter for the Public Offering pursuant to a consulting agreement. Under the agreement, the underwriter performed certain financial advisory and investment banking services for the Company in exchange for fees totaling $92,000, which were paid over a one-year period.

Proposed Stock Repurchase

In June 1997, the Company offered to repurchase up to $500,000 worth of the Company's issued and outstanding common shares and warrants on the open market subject to the rules and regulations of the Securities and Exchange Commission. As of the date of this report, no such purchases have been made.

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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997




NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities are comprised as follows at November 30, 1997:

    Deferred tax liability:
      Fixed assets                                                    $1,396

The Company's income tax expense consists of the following:

                                                        Year Ended
                                                        November 30,
                                                 1 9 9 7            1 9 9 6
                                                 -------            -------
   Current:
      Federal                                    $13,186             $77,847
      States                                       3,795              11,388
                                                 -------            --------

                                                 $16,981             $89,235
                                                 =======             =======
   Deferred:
      Federal                                   $ (1,715)          $     140
      States                                      (1,377)                 60
                                                ---------          ---------

                                                $  (3092)          $     200
                                                =========          =========

   Provision for income taxes                    $13,889             $89,435
                                                 =======             =======

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997







NOTE 7 - INCOME TAXES (Continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                               Year Ended
                                                               November 30,
                                                       1 9 9 7          1 9 9 6
                                                       -------          -------

U.S. Federal income tax statutory rate                    34%              34%

State income tax, net of Federal income tax benefit        6                6
Other - including tax free income                        (24)              (1)
                                                         ----              --

Effective tax rate                                        16%              39%
                                                         ===               ==

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997




NOTE 8 - RELATED PARTY TRANSACTIONS

Lease

The Company leases office and warehouse space through December 31, 1998 from a corporation which is controlled by officers of the Company. In December 1994, the Company received a five year extension on the lease. The following is a schedule of future minimum rental payments required at November 30, 1997:

                 Year Ending November 30,

                             1998                     $ 60,595
                             1999                        5,070
                                                      --------

                                                      $ 65,665
                                                      ========

Rental expense for the years ended November 30, 1997 and 1996, was $64,729 and $58,821, respectively.

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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997




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

NOTE 10 - MAJOR CUSTOMERS

Revenues to single customers in excess of 10% of the Company's total sales consists of the following:
                                                        Year Ended
                                                        November 30,
                                                 1 9 9 7              1 9 9 6
                                                 -------              -------

Customer A                                    $        --          $1,114,488
Customer B                                       1,818,659                 --
Customer C                                       1,419,976                 --


NOTE 11 - MAJOR SUPPLIERS

Inventory purchased from one supplier in excess of 10% of the Company's total purchases consists of the following:

                                                          Year Ended
                                                         November 30,
                                                  1 9 9 7              1 9 9 6
                                                  -------              -------

Supplier A                                     $        --           $1,154,262
Supplier B                                       1,034,783            1,085,932
Supplier C                                       1,376,457              794,267

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997




NOTE 12 - EXPORT SALES

Export sales consist of the following:

                                               Year Ended
                                               November 30,
                                      1 9 9 7             1 9 9 6
                                      -------             -------

Surge Components Inc.
   Canada                              $ 18,835              $ 12,524
   Europe                                16,284                    --
   Asia                                  27,298                15,775

Challenge/Surge Inc.
   Canada                              $ 73,232              $ 59,417
   Europe                                54,346                28,709
   Asia                                 310,736               128,575

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                                   EXHIBIT 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE


                                                   1 9 9 7      1 9 9 6
                                                   -------      -------



Net income                                       $   75,350   $  139,138
                                                 ----------   ----------
Shares:
Weighted common shares outstanding                4,823,958    3,623,890
Stock options                                       141,025       26,772
                                                 ----------   ----------

Total weighted shares outstanding                 4,964,983    3,650,662
                                                 ----------   ----------

Earnings per share                               $      .02   $      .04
                                                 ==========   ==========