Form 10-Q
period 1998-02-28
SURGE COMPONENTS INC
filed 1998-04-13
CIK 747540

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended February 28, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  1 - 14188

                            Surge Components, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 New York                                  11-2602030
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                   1016 Grand Boulevard, Deer Park, NY 11729

--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (516) 595 - 1818
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No
   -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes       No
   -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998:
4,823,958 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes       No  X
   -----    -----

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                             Index to Form 10-QSB

                    for the Period Ended February 28, 1998



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Income                                         5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis or Plan of Operation        8 - 12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13

Signatures                                                                13

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                           ASSETS
                           ------

                                                                       February 28,        November 30,
                                                                          1998                1997
                                                                          ----                ----
Current assets:
     Cash                                                               $2,993,971          $2,895,695
     Marketable securities                                               2,266,860           2,217,370
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                                     1,127,507           1,544,536
     Inventory                                                           1,037,743           1,228,941
     Prepaid expenses and taxes                                            109,634             130,844
     Cash surrender value                                                   29,789              29,789
                                                                        ----------          ----------

         Total current assets                                            7,565,504           8,047,175

Fixed assets (net of accumulated depreciation
     of  $170,102 and $160,858, respectively)                              115,507             123,942

Other assets:
     Security deposits                                                       2,985               2,985
                                                                        ----------          ----------

         Total assets                                                   $7,683,996          $8,174,102
                                                                        ==========          ==========


         See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                                        February 28,        November 30,
                                                                            1998                1997
                                                                            ----                ----
Current liabilities:
     Loan payable - bank                                               $   186,878          $   495,495
     Accounts payable                                                      925,696              960,073
     Accrued expenses                                                      105,835              294,734
     Corporation taxes payable                                                  --                  456
                                                                        ----------           ----------

         Total current liabilities                                       1,218,409            1,750,758

Long term debt:
     Deferred income tax                                                     1,104                1,396
                                                                        ----------           ----------

         Total liabilities                                               1,219,513            1,752,154
                                                                        ----------           ----------

Stockholders' equity:
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                                        --                   --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized, 4,823,958
         shares issued and outstanding respectively                          4,824                4,824
     Additional paid-in capital                                          6,335,862            6,335,862
     Unrealized holding gain                                                90,378               75,980
     Retained earnings                                                      33,419                5,282
                                                                        ----------           ----------

         Total stockholders' equity                                      6,464,483            6,421,948
                                                                        ----------           ----------

         Total liabilities and stockholders' equity                     $7,683,996           $8,174,102
                                                                        ==========           ==========

         See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended
                                                                                  February 28,
                                                                           1998                 1997
                                                                           ----                 ----

Sales                                                                   $2,447,495           $2,137,379
   Less returns and allowances                                              72,628                7,767
                                                                        ----------           ----------

Net sales                                                                2,374,867            2,129,612

Cost of goods sold                                                       1,802,999            1,565,271
                                                                        ----------           ----------

Gross profit                                                               571,868              564,341
                                                                        ----------           ----------

Operating expenses:
   General and administrative
    expenses                                                               438,589              452,158
   Selling and shipping expenses                                           150,788              146,945
   Interest expense                                                          7,005               11,486
   Depreciation                                                              9,244               13,766
                                                                        ----------           ----------

         Total operating expenses                                          605,626              624,355
                                                                        ----------           ----------

Loss from operations                                                       (33,758)             (60,014)

Investment income                                                           70,674               71,100
                                                                        ----------           ----------

Income  before income taxes                                                 36,916               11,086

Income taxes                                                                 8,779                2,855
                                                                        ----------           ----------

Net income                                                              $   28,137           $    8,231
                                                                        ==========           ==========

Weighted average shares outstanding
   Basic                                                                 4,823,958            4,823,958
   Diluted                                                               4,973,409            4,872,926

Earnings per share
   Basic                                                                $      .01           $       --
   Diluted                                                              $      .01           $       --

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                   February 28,
                                                                             1998                1997
                                                                             ----                ----
OPERATING ACTIVITIES:
   Net income                                                           $   28,137            $   8,231
   Adjustments to reconcile net income to net cash provided
    by operating activities:
         Depreciation                                                        9,244               13,766
         Deferred income taxes                                                (292)                 550
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                     417,029             (179,503)
   Inventory                                                               191,198              (49,351)
   Prepaid expenses and taxes                                               21,210              (23,136)
   Accounts payable                                                        (34,374)            (160,211)
   Accrued expenses and taxes                                             (189,355)            (177,795)
                                                                        ----------           ----------

NET CASH PROVIDED (USED) IN  OPERATING ACTIVITIES                          442,797             (567,449)
                                                                        ----------           ----------

INVESTING ACTIVITIES
   Purchase of marketable securities                                       (35,097)             (34,840)
   Acquisition of fixed assets                                                (807)              (5,305)
                                                                        ----------           ----------

NET CASH USED IN INVESTING ACTIVITIES                                      (35,904)             (40,145)
                                                                        ----------           ----------

FINANCING ACTIVITIES
   Net borrowings under letter-of-credit agreement                        (308,617)               2,157
                                                                        ----------           ----------

NET CHANGE IN CASH                                                          98,276             (605,437)

CASH AT BEGINNING OF PERIOD                                              2,895,695            3,241,360
                                                                        ----------           ----------

CASH AT END OF PERIOD                                                   $2,993,971          $ 2,635,923
                                                                        ==========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                    $    1,506          $    74,607
                                                                        ==========          ===========
   Interest paid                                                        $    7,005          $    11,486
                                                                        ==========          ===========

         See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc. and Challenge/Surge, Inc.("Subsidiary") contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1998 and November 30, 1997 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997.

The consolidated results of operations for the three months ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1997.

Earnings per Share - Effective December 1, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards Number 128, "Earnings Per Share". Under this standard, the method for calculation of earnings per share was changed and requires the presentation of "basic" and "diluted" earnings per share. Prior period earnings per share have been restated to conform with these provisions.

NOTE 2 - SUBSQUENT EVENTS

1995 Employee Stock Option Plan - In March 1998, the 1995 Employee Stock Option Plan was amended, subject to shareholder approval, to increase the number of aggregate common shares available under the plan from 350,000 to 850,000.

In March 1998, two employees exercised 6,000 shares at an aggregate exercise price of $7,500.

Employment Agreements - The employment agreements between the Company and two of its officers have been amended to extend the termination dates from July 30, 2001 to July 30, 2003. Furthermore, the amended agreements will automatically renew and extend all terms of the agreements.

Item 2. Management's Discussion and Analysis or Plan of Operation

The statements discussed in this Report include forward looking statements that involve a number of risks and uncertainties. These include the Company's marginal profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the three months ended February 28, 1998 increased by $245,255, or 12%, to $2,374,867 as compared to net sales of $2,129,612 for the three months ended February 28, 1997. This is a continuation of the Company's growth pattern throughout 1997. This growth was attributable primarily to increased sales volumes. There can be no assurance, however, that the growth in sales volume experienced in the past will be attained.

         The Company's gross profit for the three months ended February 28, 1998 increased by $ 7,527, or 1%, as compared to the three months ended February 28, 1997. This increase was primarily due to increased sales volume. Gross margin as a percentage of net sales, however, decreased from 26.5% in February 28, 1997 to 24.1% in February 28, 1998. The lower margins were primarily a result of modest price erosion in the highly competitive, fast-growing electronics industry in which the Company competes. The Company is expected to make its operations more efficient and reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and/or at more favorable prices.

         General and administrative expenses for the three months ended February 28, 1998 decreased by $13,569, or 3%, as compared to the three months ended February 28, 1997. The decrease is primarily due to the expiration of the Company's contract with its investment banker for consulting fees in July 1997 netted against increased additional employee benefits. The Company's investment in personnel in 1998 is expected to significantly increase costs prior to the generation of increased sales attributable to such additional employees.

         Selling and shipping expenses for the three months ended February 28, 1998 increased by $3,843, or 3%, as compared to the three months ended February 28, 1997. This increase is primarily due to increased sales commissions resulting from the increase in sales volume. The Company is committed to increasing sales through authorized distributors, sales representatives, an Internet Website, literature, and participation in trade shows. Significant resources, including personnel, have been allocated to assist the Company with the development of the distribution market.

         Interest expense for the three months ended February 28, 1998 decreased by $4,481, or 39%, as compared to the three months ended February 28, 1997. The Company is utilizing letters of credit and banker's acceptances on an as needed basis based upon its cash needs in order to reduce costs.

         Investment income remained relatively unchanged for the three months ended February 28, 1998 and 1997. This income is derived from the investment of any unused funds from the public offering and excess operating funds.

         As result of the foregoing, the Company had net loss from operations of $33,758 for the three months ended February 28, 1998, as compared to a net loss from operations of $60,014 for the three months ended February 28, 1997. The Company had net income of $28,137, or $.01 per basic and diluted share, for the three months ended February 28, 1998, as compared to a net income of $8,231, or $.00 per basic and diluted share, for the three months ended February 28, 1997.

Liquidity and Capital Resources

         Working capital increased by $50,678 during the three months ended February 28, 1998 from $6,296,417 at November 30, 1997, to $6,347,095 at
February 28, 1998. This increase resulted primarily from the decrease in accounts receivable, inventory, accounts payable and accrued expenses and the use of letters of credit and banker's acceptances. The Company's Current Ratio improved to 6.2:1 at February 28, 1998, as compared to 4.6:1 at November 30, 1997, as a result of decreased borrowings. Inventory turned more in the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Inventory turned more frequently in the first fiscal quarter 1998 as a result of the Company's increased sales. The average number of days to collect receivables increased from 41 days to 51 days. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.

         In May 1996, the Company renewed the letter of credit agreement with its bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. The direct borrowings incur interest at a prime rate plus one percent per annum. The agreement also provides for the creation of banker's acceptance (a draft drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement required the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth.

         In July 1997, the Company renewed the letter of credit agreement with the bank through May 31, 1998. Pursuant to the agreement all terms and conditions remain the same except for the following: 1) the interest rate on direct borrowings has been reduced to the prime rate, 2) the requirement of officer guarantees has been removed, 3) the amount of minimum tangible net worth was increased and the debt to equity ratio decreased to more accurately reflect the Company's financial position. The Company was in compliance with the required financial ratios as of February 28, 1998. As of February 28, 1998 and 1997, there were no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $569,000 and $207,406, respectively. Borrowings are collateralized by the assets of the Company.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds from its July 1996 public offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The renovation of its current facilities will take place in the second and third fiscal quarters of 1998. Additionally, the renovation plans contain provisions for additional space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth. The Company plans to lease an additional 2,000 square feet at its corporate headquarters to facilitate the above changes and improvements.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll, marketing and facilities related charges, as well as professional fees associated with being a public company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard, the Company does not plan on opening new facilities unless demand warrants such opening.

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer motherboards to Intel Corporation. The agreement was for one year with a one year renewal option; however, it is terminable at will by Intel Corporation. Intel Corporation renewed the agreement in January 1998.

         The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers, expand sales to its existing customer base by offering a broad range of complementary products and newly introduced product lines. The Company has initiated a public relations program to promote these products throughout the market. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all of the Company's products which they would consider to include in their design.

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that their own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations.

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

         During the three months ended February 28, 1998, the Company had net cash provided by operating activities of $442,797, as compared to $567,449 used in operating activities in the three months ended February 28, 1997. The decrease in cash provided by operating activities resulted from a decrease in accounts receivable and inventory and decreased accounts payable and accrued expenses and taxes.

         The Company had net cash used by investing activities of $35,904 for February 28, 1998, as compared to $40,145 for the three months ended February 28, 1997. The Company invested the unused proceeds from the Public Offering in marketable securities and reinvested the dividends in these securities in the first quarter of 1998 and 1997.

         During the three months ended February 28, 1998, The Company had net cash used by financing activities of $308,617 as compared with $2,157 provided in the three months ended February 29, 1997. The increase in the cash used by financing activities was the result of the reduction of net borrowings under the letter-of-credit agreement during the first quarter of 1998. As a result of the forgoing, the Company had a net increase in cash of $98,276 during the three months ended February 28, 1998 as compared to a decrease in cash of $605,437 during the three months ended February 28, 1997.

         The Company expects that its cash flow from operations, the proceeds from its public offering and the Company's line of credit agreement will be sufficient to meet its current financial requirements over at least the next twelve months.

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

Exhibit No.       Description
-----------       -----------

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

                                               SURGE COMPONENTS, INC.



                                           By: /s/ Steven J. Lubman
                                               --------------------------------
                                               Steven J. Lubman
                                               Vice President, Principal
                                               Financial Officer, Secretary and
                                               Director



Dated: April 10, 1998