Form 10QSB
period 1998-05-31
SURGE COMPONENTS INC
filed 1998-07-13
CIK 747540

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] For the quarterly period ended May 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  1 - 14188

                            Surge Components, Inc.
________________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

             New York                                         11-2602030
________________________________________________________________________________
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                   1016 Grand Boulevard, Deer Park, NY 11729
________________________________________________________________________________
                   (Address of principal executive offices)

                               (516) 595 - 1818
________________________________________________________________________________
               (Issuer's telephone number, including area code)

________________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998:
4,834,958 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                             Index to Form 10-QSB

                       for the Period Ended May 31, 1998





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

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


               ASSETS

                                                   May 31,        November 30,
                                                    1998             1997
                                                 ----------        ----------
Current assets:
     Cash                                        $2,205,398        $2,895,695
     Marketable securities                        3,110,491         2,217,370
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                923,024         1,544,536
     Inventory                                    1,073,638         1,228,941
     Prepaid expenses and taxes                      99,620           130,844
     Cash surrender value                            29,789            29,789
                                                 ----------        ----------
         Total current assets                     7,441,960         8,047,175

Fixed assets - net of accumulated depreciation
of $179,346 and $160,858, respectively              262,180           123,942

Other assets:
     Security deposits                                2,985             2,985
                                                 ----------        ----------
         Total assets                            $7,707,125        $8,174,102
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        May 31,     November 30,
                                                         1998          1997
                                                      ----------    ----------
Current liabilities:
  Loan payable - bank                                 $  341,733    $  495,495
  Accounts payable                                       944,054       960,073
  Accrued expenses                                        89,376       294,734
  Corporation taxes payable                                   --           456
                                                      ----------    ----------
     Total current liabilities                         1,375,163     1,750,758

Long term debt:
  Deferred income tax                                         --         1,396
                                                      ----------    ----------
     Total liabilities                                 1,375,163     1,752,154

Stockholders' equity:
  Preferred stock - $.001 par value stock,
    1,000,000 shares authorized, none issued
    and outstanding                                           --           --
  Common stock - $.001 par value stock,
    25,000,000 shares authorized, 4,834,958 and
    4,823,958 shares issued and outstanding,
    respectively                                           4,835        4,824
  Additional paid-in capital                           6,349,476    6,335,862
  Unrealized holding gain                                 96,738       75,980
  Retained earnings                                     (119,087)       5,282
                                                      ----------   ----------
     Total stockholders' equity                        6,331,962    6,421,948
                                                      ----------   ----------
     Total liabilities and stockholders' equity       $7,707,125   $8,174,102
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                            Six Months Ended     Three Months Ended
                                         May 31,     May 31,     May 31,     May 31,
                                           1998        1997        1998        1997
                                         -------     -------     -------     -------
Sales                                   $4,255,124  $4,618,856  $1,807,629  $2,481,477
   Less returns and allowances             111,640      17,513      39,012       9,746
                                        ----------  ----------  ----------  ----------
Net sales                                4,143,484   4,601,343   1,768,617   2,471,731

Cost of goods sold                       3,145,733   3,420,436   1,342,734   1,855,164
                                        ----------  ----------  ----------  ----------
Gross profit                               997,751   1,180,907     425,883     616,567
                                        ----------  ----------  ----------  ----------
Operating expenses:
   General and administrative
    expenses                               904,322     908,042     465,733     455,884
   Selling and shipping expenses           322,041     351,788     171,253     204,843
   Interest expense                         19,217      22,579      12,212      11,093
   Depreciation                             18,488      27,259       9,244      13,493
                                        ----------  ----------  ----------  ----------
         Total operating expenses        1,264,068   1,309,668     658,442     685,313
                                        ----------  ----------  ----------  ----------
Loss from operations                      (266,317)   (128,761)   (232,559)    (68,746)

Investment income                          142,840     130,255      72,166      59,154
                                        ----------  ----------  ----------  ----------
Income (loss) before income taxes         (123,477)      1,494    (160,393)     (9,592)

Income taxes (benefit)                         892         155      (7,887)     (2,698)
                                        ----------  ----------  ----------  ----------
Net income (loss)                       $ (124,369) $    1,339  $ (152,506) $   (6,894)
                                        ==========  ==========  ==========  ==========
Weighted average shares outstanding
   Basic                                 4,827,645   4,823,958   4,831,251   4,823,958
   Diluted                               4,827,645   4,861,978   4,831,251   4,823,958

Earnings (loss) per share
   Basic                                $    (.03)  $       --  $     (.03)  $      --
   Diluted                              $    (.03)  $       --  $     (.03)  $      --

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                         May 31,        May 31,
                                                          1998            1997
                                                        --------        -------
OPERATING ACTIVITIES:
   Net income                                          $ (124,369)   $    1,339
   Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:
         Depreciation                                      18,488        27,259
         Deferred income taxes                             (1,396)         (895)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                    621,512      (193,721)
   Inventory                                              155,302        26,383
   Prepaid expenses and taxes                              31,224       (53,078)
   Accounts payable                                       (16,019)     (201,179)
   Accrued expenses and taxes                            (205,814)     (191,130)
                                                       ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       478,928      (585,022)
                                                       ----------    ----------
INVESTING ACTIVITIES
   Purchase of marketable debt securities                (872,359)      (67,190)
   Acquisition of fixed assets                           (156,729)       (6,354)
                                                       ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                  (1,029,088)      (73,544)
                                                       ----------    ----------
FINANCING ACTIVITIES
   Net borrowings under
    letter-of-credit agreement                           (153,762)      190,780
   Proceeds from exercise of options                       13,625            --
                                                       ----------    ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (140,137)      190,780
                                                       ----------    ----------
NET CHANGE IN CASH                                       (690,297)     (467,786)

CASH AT BEGINNING OF PERIOD                             2,895,695     3,241,360
                                                       ----------    ----------
CASH AT END OF PERIOD                                  $2,205,398    $2,773,574
                                                       ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                   $    1,506    $  120,407
                                                       ==========    ==========
   Interest paid                                       $   19,217    $   22,579
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 May 31, 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc. and Subsidiary contain all adjustments necessary to present fairly the Company's consolidated financial position as of May 31, 1998 and November 30, 1997 and the consolidated results of operations for the six and three months ended May 31, 1998 and 1997 and consolidated cash flows for the six months ended May 31, 1998 and 1997.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1997.

The consolidated results of operations for the six and three months ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE  2 - RECENTLY ISSUED ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income". This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. Had the new standard been adopted effective November 1, 1997, comprehensive income (loss) for the six months ended May 31, 1998 and 1997 would have been $ (103,611) and $ 5,917, respectively.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1998

NOTE 3 - EMPLOYMENT AGREEMENTS

The employment agreements between the Company and two of its officers have been amended to extend the termination dates from July 30, 2001 to July 30, 2003. Furthermore, the amended agreements will automatically renew and extend all terms of the agreements.


NOTE  4 - EMPLOYEE STOCK OPTIONS

In March 1998, the 1995 Employee Stock Option Plan was amended and approved by the Company's shareholders on July 6, 1998, to increase the number of aggregate common shares available under the plan from 350,000 to 850,000.

In March and May 1998, three employees exercised options to purchase 11,000 shares at an aggregate exercise price of $13,625.

NOTE  5 - AGREEMENT FOR ADDITIONAL OFFICE SPACE

In May 1998, the Company entered into an agreement to lease additional office space from a corporation, which is controlled by officers of the Company. Among other provisions, the agreement allows the Company to occupy an additional 2,500 square feet at its current premises for monthly rental of $1,800. The agreement remains in effect until the end of the term of the Company's current lease at which time it is expected to be combined into one lease agreement.

NOTE 6 - SUBSEQUENT EVENTS

Issuance of Additional Shares - In June 1998, the Company approved the issuance of 18,000 shares of the Company's $.001 par value common stock to an officer of the Company.

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

Results of Operations

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the six months ended May 31, 1998 decreased by $457,859, or 10%, to $4,143,484 as compared to net sales of $4,601,343 for the six months ended May 31, 1997. The Company's net sales for the three months ended May 31, 1997 decreased by $703,114, or 28%, to $1,768,617 as compared to net sales of $2,471,731 for the three months ended May 31, 1997. This decrease was primarily attributable to the economic effect of the over-abundance of electronic components in the broker distributor market in which the Company's subsidiary, Challenge Surge Inc. ("Challenge"), operates. This has resulted in the migration of some of Challenge's customers to distributors who previously did not have on hand the required levels of inventory of the various components. This condition may continue into 1999. The net sales for the Company without Challenge's sales decreased by 4% for the six months ended May 31, 1998. This decrease was attributable primarily to the low demand of electronic products in the telecommunications and computer industries. The electronic components industry as a whole has slowed up significantly. The Company is attempting to increase sales by introducing new products, hiring more salespeople and sales representatives.

         The Company's gross profit for the six months ended May 31, 1998 decreased by $183,156, or 16%, as compared to the six months ended May 31, 1997. The Company's gross profit for the three months ended May 31, 1998 decreased by $190,684, or 31%, as compared to the three months ended May 31, 1997. These decreases were due primarily to the above market conditions related to the Company's products. Gross margin as a percentage of net sales decreased from 25.7% in the six months ended May 31, 1997 to 24.1% in the six months ended May 31, 1998. The lower margins were primarily a result of modest price erosion in the highly competitive, fast-growing electronics industry in which the Company competes.

         General and administrative expenses for the six months ended May 31, 1998 decreased by $3,720, or less than one percent, as compared to the six months ended May 31, 1997. For the three months ended May 31, 1998, general and administrative expenses increased by $9,849, or 2%, as compared to the three months ended May 31, 1997. The decrease for the six months ended May 31, 1998 is primarily due to the expiration of the Company's contract with its investment banker for consulting fees in July 1997 netted against the hiring of additional staff such as salesmen, purchasing and warehouse personnel. The Company has also incurred additional computer expenses due to its new website and upgrade of computer software. In addition, the Company's investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees during Fiscal 1998 or later.

         Selling and shipping expenses for the six months ended May 31, 1998 decreased by $29,747, or 8%, as compared to the six months ended May 31, 1997. For the three months ended May 31, 1998, selling and shipping expenses decreased by $33,590, or 16%, as compared to the three months ended May 31, 1997. These decreases were primarily a result of the delay in printing of new catalogs due to the current market conditions. The Company is committed to increasing sales through authorized distributors, sales representatives, an Internet website, literature, and participation in trade shows.

         Interest expense for the six months ended May 31, 1998 decreased by $3,362, or 15%, as compared to the six months ended May 31, 1997. Interest expense remained relatively unchanged for the three months ended May 31, 1998 and 1997. The Company intends to continue utilizing letters of credit and banker's acceptances on an as needed basis based on its cash needs.

         Investment income increased by $ 12,585 for the six months ended May 31, 1998 as compared to the six months ended May 31,1997. Investment income increased by $13,012 for the three months ended May 31, 1998, as compared to the three months ended May 31, 1997. The Company continues to aggressively pursue its investment program by investing all excess funds.

         As a result of the foregoing, the Company had net loss of $124,369 for the six months ended May 31, 1998 as compared to a net income of $1,339 for the six months ended May 31, 1997. The Company had net loss of $152,506 for the three months ended May 31, 1998, as compared to a net loss of $6,894 for the three months ended May 31, 1997.

Liquidity and Capital Resources

         Working capital decreased by $229,620 during the six months ended May 31, 1998 from $6,296,417 at November 30, 1997, to $6,066,797 at May 31, 1998.
This decrease resulted primarily from the decrease in accounts receivable, inventory, accounts payable and accrued expenses and the use of banker's acceptances. The Company's Current Ratio improved to 5.4:1 at May 31, 1998, as compared to 4.6:1 at November 30, 1997. Inventory turned more in the six months ended May 31, 1998. The average number of days to collect receivables increased from 41 days to 54 days. Working capital levels are adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at prime rate per annum. The agreement also provides for the creation of banker's acceptance (a draft drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of May 31,1998. As of May 31, 1998 and 1997, there were no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $460,000 and $510,000, respectively. Borrowings are collateralized by the assets of the Company.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds from its July 1996 public offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The Company currently is renovating its current facilities which are expected to be completed in third quarter 1998. The total cost of the renovation of its current facilities is estimated to be $200,000. Additionally, the renovation plans contain provisions for additional space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth. In May 1998, the Company leased an additional 2,500 square feet at its corporate headquarters to facilitate the above changes and improvements.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll, marketing and facilities related charges, as well as professional fees associated with being a public reporting company. Upon the updating of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless market conditions warrant such opening.

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer motherboards to Intel Corporation. The agreement is for one year with a one-year renewal option; however, it is terminable at will by Intel Corporation. Intel Corporation renewed the agreement through December 1998.

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

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that their own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. Challenge has been advised by its computer consultants that some of its software needs to be updated to resolve the Year 2000 issue. The estimated cost to resolve this problem is $5,600, of which $2,800 has been incurred through May 31, 1998.

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

         During the six months ended May 31, 1998, the Company had net cash provided in operating activities of $478,928, as compared to $585,022 used in operating activities in the six months ended May 31, 1997. The increase in cash provided in operating activities resulted from an decrease in accounts receivable, inventory and prepaid expenses and taxes and decreased accounts payable and accrued expenses and taxes.

         During the six months ended May 31, 1998, the Company had net cash used by investing activities of $1,029,088, as compared with $73,544 for the six months ended May 31, 1998. In April 1998, Challenge, pursuant to its investment program, invested a portion of their operating funds into marketable securities. Additionally, the Company has incurred costs related to the improvements of their current facilities.

         During the six months ended May 31, 1998, the Company had net cash used by financing activities of $140,137, as compared with $190,780 provided in operating activities in the six months ended May 31, 1997. The increase in the cash used by financing activities was the result of net borrowings under the letter-of-credit agreement during the six months ended May 31, 1998. As a result of the forgoing, the Company had a net decrease in cash of $690,297 during the six months ended May 31, 1998, as compared to a decrease in cash of $467,786 during the six months ended May 31, 1997.

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

27.      Statement re: Financial Data Schedule.

         (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SURGE COMPONENTS, INC.



                                   By: /s/ Steven J Lubman
                                       -----------------------------------------
                                       Steven J. Lubman
                                       Vice President, Principal
                                       Financial Officer, Secretary and Director

Dated: July 13, 1998

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                                  EXHIBIT 11.1

                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                             Six Months Ended          Three Months Ended
                                                  May 31,                   May 31,
                                             1998        1997           1998       1997
                                           -------     -------        -------    -------
Basic earnings:
  Net income (loss)                       $(124,369)   $    1,339   $ (152,506)  $    (6,894)

Shares:
  Weighted common shares outstanding       4,827,645    4,823,958    4,831,251     4,823,958
  Employee's stock options                       --            --           --           --
                                          ----------   ----------   ----------   -----------
Total weighted shares outstanding          4,827,645    4,823,958    4,831,251     4,823,958
                                          ----------   ----------   ----------   -----------
Basic earnings per common share           $     (.03)  $       --   $     (.03)  $        --
                                          ==========   ==========   ==========   ===========
Diluted earnings:

  Net income (loss)                       $ (124,369)  $    1,339   $ (152,506)  $    (6,894)

Shares:
  Weighted common shares outstanding       4,827,645    4,823,958    4,831,251     4,823,958
  Employee stock options                          --       38,020           --            --
                                          ----------   ----------   ----------   -----------
Total weighted shares outstanding          4,827,645    4,861,978    4,831,251     4,823,958
                                          ----------   ----------   ----------   -----------
Diluted earnings per common share         $     (.03)  $       --   $     (.03)  $        --
                                          ==========   ==========   ==========   ===========