Form 10QSB
period 1998-08-31
SURGE COMPONENTS INC
filed 1998-10-14
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1998

[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  1-14188


                             Surge Components, Inc.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             New York                                          11-2602030
------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                    1016 Grand Boulevard, Deer Park, NY 11729
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-1818
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ___X___ No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes _______ No _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998:
4,852,958 shares of common stock, par value $.001 per share.

           Transitional Small Business Disclosure Format (check one):
                               Yes ____ No __X__

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                      For the Period Ended August 31, 1998





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                          3 - 4

Consolidated Statements of Income                                    5

Consolidated Statements of Cash Flows                                6

Notes to Consolidated Financial Statements                           7 - 8


Item 2.  Management's Discussion and Analysis or Plan of Operation   9 -13


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters To a Vote of Security Holders         14

Item 6.  Exhibits and Reports on Form 8-K                            14- 16

Signatures                                                           14

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS






                           ASSETS
                           ------

                                                           August 31,        November 30,
                                                             1998               1997
                                                           ----------        ------------
Current assets:
     Cash                                                 $1,930,468            $2,895,695
     Marketable securities                                 3,155,991             2,217,370
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                       1,214,033             1,544,536
     Inventory                                             1,144,555             1,228,941
     Prepaid expenses and taxes                              116,075               130,844
     Cash surrender value                                     29,789                29,789
                                                          ----------            ----------

         Total current assets                              7,590,911             8,047,175

Fixed assets - net of accumulated depreciation
     of  $197,657 and $160,858, respectively                 313,028               123,942

Other assets:
     Security deposits                                         2,985                 2,985
                                                          ----------            ----------

         Total assets                                     $7,906,924            $8,174,102
                                                          ==========            ==========




See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                                 August 31,              November 30,
                                                                    1998                    1997
                                                                 ----------              ------------
Current liabilities:
     Loan payable - bank                                         $   402,720             $   495,495
     Accounts payable                                              1,120,590                 960,073
     Accrued expenses                                                111,175                 294,734
     Corporation taxes payable                                        16,757                     456
                                                                 -----------             -----------

         Total current liabilities                                 1,651,242               1,750,758

Long term debt:
     Deferred income tax                                                --                     1,396
                                                                 -----------             -----------

         Total liabilities                                         1,651,242               1,752,154
                                                                 -----------             -----------

Stockholders' equity:
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                                --                      --
     Common stock - $.001 par value stock,
          25,000,000 shares authorized, 4,852,958 and
          4,823,958 shares issued and outstanding                      4,853                   4,824
     Additional paid-in capital                                    6,369,708               6,335,862
     Unrealized holding gain                                         101,200                  75,980
     Retained earnings (deficit)                                    (220,079)                  5,282
                                                                 -----------             -----------

         Total stockholders' equity                                6,255,682               6,421,948
                                                                 -----------             -----------

         Total liabilities and stockholders' equity              $ 7,906,924             $ 8,174,102
                                                                 ===========             ===========

See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Nine Months Ended                  Three Months Ended
                                                                  August 31,                          August 31,
                                                         1998              1997                 1998              1997
                                                        ------            ------               ------            ------

Sales                                                $6,374,365           $7,466,138         $2,119,241          $2,847,282
   Less returns and allowances                          140,537               28,378             28,896              10,865
                                                     ----------           ----------         ----------          ----------

Net sales                                             6,233,828            7,437,760          2,090,345           2,836,417

Cost of goods sold                                    4,732,721            5,646,320          1,586,988           2,225,884
                                                     ----------           ----------         ----------          ----------

Gross profit                                          1,501,107            1,791,440            503,357             610,533
                                                     ----------           ----------         ----------          ----------

Operating expenses:
   General and administrative
    expenses                                          1,435,835            1,366,738            531,512             458,697
   Selling and shipping expenses                        434,109              511,576            112,068             159,787
   Interest expense                                      33,971               37,466             14,756              14,887
   Depreciation                                          36,800               41,020             18,312              13,761
                                                     ----------           ----------         ----------          ----------

Total operating expenses                              1,940,715            1,956,800            676,648             647,132
                                                     ----------           ----------         ----------          ----------

Loss from operations                                   (439,608)            (165,360)          (173,291)            (36,599)

Investment income                                       215,236              201,751             72,396              71,496
                                                     ----------           ----------         ----------          ----------

Income (loss) before income taxes                      (224,372)              36,391           (100,895)             34,897

Income taxes                                                989                4,331                 97               4,176
                                                     ----------           ----------         ----------          ----------

Net income (loss)                                    $ (225,361)          $   32,060         $ (100,992)         $   30,721
                                                     ==========           ==========         ==========          ==========

Weighted average shares outstanding
   Basic                                              4,831,480            4,823,958          4,839,067           4,823,958
   Diluted                                            4,831,480            4,929,490          4,839,067           4,929,490

Earnings (loss) per share
   Basic                                            $      (.05)        $         .01       $      (.02)       $        .01
   Diluted                                          $      (.05)        $         .01       $      (.02)       $        .01

See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended
                                                                                                         August 31,
                                                                                                  1998             1997
                                                                                                 ------           ------

OPERATING ACTIVITIES:
   Net income (loss)                                                                            $ (225,361)      $   32,060
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation                                                                               36,800           41,020
         Deferred income taxes                                                                      (1,396)          (1,538)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                                             330,503         (512,172)
   Inventory                                                                                        84,386          (72,603)
   Prepaid expenses and taxes                                                                       14,766         (100,143)
   Accounts payable                                                                                160,520          (14,061)
   Accrued expenses and taxes                                                                     (167,258)        (181,468)
   Customer deposit                                                                                     --               --
                                                                                                ----------       ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                232,960         (808,905)
                                                                                                ----------       ----------

INVESTING ACTIVITIES
  Purchase of marketable securities                                                               (913,401)        (100,824)
  Acquisition of fixed assets                                                                     (225,886)         (11,908)
                                                                                                ----------       ----------

NET CASH USED IN INVESTING ACTIVITIES                                                           (1,139,287)        (112,732)
                                                                                                ----------       ----------

FINANCING ACTIVITIES
   Net borrowings under
    letter-of-credit agreement                                                                     (92,775)         506,848
   Proceeds from issuance of stock                                                                  33,875               --
                                                                                                ----------       ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                (58,900)         506,848
                                                                                                ----------       ----------

NET CHANGE IN CASH                                                                                (965,227)        (414,789)

CASH AT BEGINNING OF PERIOD                                                                      2,895,695        3,241,360
                                                                                                ----------       ----------

CASH AT END OF PERIOD                                                                           $1,930,468       $2,826,571
                                                                                                ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                            $    1,962       $  127,326
                                                                                                ==========       ==========
   Interest paid                                                                                $   33,932       $   37,466
                                                                                                ==========       ==========





See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1998



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc. and Subsidiary contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 1998 and November 30, 1997 and the consolidated results of operations for the nine and three months ended August 31, 1998 and 1997 and consolidated cash flows for the nine months ended August 31, 1998 and 1997.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1997.

The consolidated results of operations for the nine and three months ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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


NOTE  2 - RECENTLY ISSUED ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income". This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. Had the new standard been adopted effective December 1, 1996, comprehensive income (loss) for the nine months ended August 31, 1998 and 1997 would have been $ (200,141) and $ 61,645, respectively.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1998



NOTE 3 - ISSUANCE OF ADDITIONAL SHARES

 In June 1998, the Company approved the issuance of 18,000 shares of the Company's $.001 par value common stock to an officer of the Company. On August 10, 1998 the company issued the shares to the officer of the Company in connection with a settlement of a lawsuit.


NOTE 4 - AGREEMENT FOR ADDITIONAL OFFICE SPACE

In July 1998, the Company renewed their lease for office and warehouse space through December 31, 2008 with a corporation controlled by officers of the Company. Among other provisions, the agreement allows the Company to occupy an additional 2,500 square feet at its current premises and allows for annual increases in the rental payments.

Item 2. Management's Discussion and Analysis or Plan of Operation

                  Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's marginal profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997, all of which have been filed with the Commission, and attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Results of Operations

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the nine months ended August 31, 1998 decreased by $1,203,932, or 16%, to $6,233,828 as compared to net sales of $7,437,760 for the nine months ended August 31, 1997. The Company's net sales for the three months ended August 31, 1998 decreased by $746,072, or 26%, to $2,090,345 as compared to net sales of $2,836,417 for the three months ended August 31, 1997. This decrease was primarily attributable to the economic effect of the over-abundance of electronic components in the broker distributor market in which the Company's subsidiary, Challenge Surge Inc. ("Challenge"), operates. This has resulted in the migration of some of Challenge's customers to distributors who have established direct factory relationships. This condition may continue into 1999. The net sales for the Company without Challenge's sales decreased by 2% for the nine months ended August 31, 1998. This decrease was attributable primarily to the lower demand of electronic products in the telecommunications and computer industries. The electronic components industry as a whole has slowed down significantly. The Company is attempting to increase sales by introducing new products, hiring more salespeople and sales representatives.

         The Company's gross profit for the nine months ended August 31, 1998 decreased by $290,333, or 16%, as compared to the nine months ended August 31, 1997. The Company's gross profit for the three months ended August 31, 1998 decreased by $107,176, or 18%, as compared to the three months ended August 31, 1997. These decreases were due primarily to the above market conditions related to the Company's products.

         General and administrative expenses for the nine months ended August 31, 1998 increased by $69,097, or 5%, as compared to the nine months ended August 31, 1997. For the three months ended August 31, 1998, general and administrative expenses increased by $72,815, or 16%, as compared to the three months ended August 31, 1997. The increases are primarily due to compensation charged to an officer of the corporation and the hiring of additional staff such as salespeople, purchasing and warehouse personnel. The Company has also incurred additional computer expenses due to its new website and upgrade of computer software. In addition, the Company's investment in personnel is expected to significantly increase costs prior to the generation of increased sales attributable from such additional employees during Fiscal 1998 or later.

         Selling and shipping expenses for the nine months ended August 31, 1998 decreased by $77,467, or 15%, as compared to the nine months ended August 31, 1997. For the three months ended August 31, 1998, selling and shipping expenses decreased by $47,719, or 30%, as compared to the three months ended August 31, 1997. These decreases were primarily a result of the decrease in sales commissions due to the decrease in sales volume. Also the cost of printing the new catalogs has decreased in 1998. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet website, literature and participation in trade shows.

         Interest expense for the nine months ended August 31, 1998 decreased by $3,495, or 9%, as compared to the nine months ended August 31, 1997. Interest expense remained relatively unchanged for the three months ended August 31, 1998 and 1997. The Company intends to continue utilizing letters of credit and banker's acceptances on an as needed basis based on its cash needs.

         Investment income increased by $ 13,485 for the nine months ended August 31, 1998 as compared to the nine months ended August 31,1997. Investment income increased by $900 for the three months ended August 31, 1998, as compared to the three months ended August 31, 1997. The Company continues to aggressively pursue its investment program by investing all excess funds.

         As a result of the foregoing, the Company had a net loss of $225,361 for the nine months ended August 31, 1998 as compared to a net income of $32,060 for the nine months ended August 31, 1997. The Company had a net loss of $100,992 for the three months ended August 31, 1998, as compared to a net income of $30,721 for the three months ended August 31, 1997.

Liquidity and Capital Resources

         Working capital decreased by $356,748 during the nine months ended August 31, 1998 from $6,296,417 at November 30, 1997, to $5,939,669 at August
31, 1998. This decrease resulted primarily from the decrease in accounts receivable, inventory, accrued expenses and the use of banker's acceptances offset by the increase in accounts payable. The Company's current ratio and inventory turnover remained relatively unchanged during the period. The average number of days to collect receivables increased from 41 days to 61 days. Working capital levels are adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of August 31,1998. As of August 31, 1998, there were no outstanding direct borrowings, although outstanding banker's acceptances and letters of credit totaled approximately $570,000. Borrowings are collateralized by the assets of the Company.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds from its July 1996 public offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The Company renovated its current facilities during 1998. The total cost of the renovation of its current facilities was approximately $220,000. Additionally, the renovation provides additional space for test labs, which allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth. In May 1998, the Company leased an additional 2,500 square feet at its corporate headquarters to facilitate the above changes and improvements, increase warehouse space, improve efficiency and provide for the future expansion of staff needs.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll, marketing and facilities related charges. With the completion of the renovation of its current facilities and the potential opening of new facilities, facilities related charges are expected to rise dramatically. Staffing requirements for any new facilities may substantially increase payroll related costs. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless market conditions warrant such opening. Consequently, the Company's main focus will be towards expanding the sales staff.

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer motherboards to Intel Corporation. The agreement is for one year with a one-year renewal option; however, it is terminable at will by Intel Corporation. Intel Corporation renewed the agreement through December 1998.

         The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers, expand sales to its existing customer base by offering a broad range of complementary products and newly introduced product lines. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all information about the Company and its products, which they would consider to include in their design.

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that their own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. Challenge has been advised by its computer consultants that some of its software needs to be updated to resolve the Year 2000 issue. The estimated cost to resolve this problem is $5,600, of which $2,800 has been incurred through August 31, 1998.

         The Company has minimized the risk of currency fluctuations by purchasing and selling its products in United States currency. The Company, however, may be severely impacted by the recent and current economic conditions in Southeast Asia, based upon the amount of business the Company's customers transact there. Potential concerns may include loss of suppliers and increased competition within the region. The Company can not estimate at the current time any potential impact of these conditions to its financial position, liquidity or results of operations.

         During the nine months ended August 31, 1998, the Company had net cash provided by operating activities of $232,960, as compared to $808,905 used in operating activities in the nine months ended August 31, 1997. The increase in cash provided by operating activities resulted from a decrease in accounts receivable, inventory and prepaid expenses and taxes and increased accounts payable and accrued expenses and taxes.

         During the nine months ended August 31, 1998, the Company had net cash used by investing activities of $1,139,287, as compared with $112,732 for the nine months ended August 31, 1997. In April 1998, Challenge, pursuant to its investment program, invested a portion of their operating funds into marketable securities. Additionally, the Company has incurred costs related to the improvements of their current facilities.

         During the nine months ended August 31, 1998, the Company had net cash used in financing activities of $58,900, as compared with $506,848 provided by operating activities in the nine months ended August 31, 1997. The increase in the cash used by financing activities was the result of net borrowings under the letter-of-credit agreement and proceeds of the issuance of stock during the nine months ended August 31, 1998. As a result of the forgoing, the Company had a net decrease in cash of $965,227 during the nine months ended August 31, 1998, as compared to a decrease in cash of $414,789 during the nine months ended August 31, 1997.

                  The Company expects that its cash flow from operations, the proceeds from its public offering and the Company's credit facility with its bank will be sufficient to meet its current financial requirements over at least the next twelve months.

                                     PART II

Item 4.  Submission of Matters To a Vote of Security Holders

                  a) The Annual Meeting of Stockholders (the "meeting") was held on July 6, 1998.

                  b)       The Board of Directors consisting of Ira Levy, Steven
                           J. Lubman, David Siegel and Mark Siegel were re-elected.

                  c)       (i) The election of the Board of Directors:

                                                                                     Abstentions or
                               For                  Against or Withheld                 Non-Votes
                               ---                  -------------------                 ---------

Ira Levy                      4,124,994                    57,578                          -0-
Steven J. Lubman              4,124,494                    58,078                          -0-
David Siegel                  4,124,494                    58,078                          -0-
Mark Siegel                   4,124,494                    58,078                          -0-

                          (ii) The ratification of the amendment to the
                               Company's 1995 Stock Option Plan to increase the number of shares included therein from 350,000 to 850,000.

   666,478 For            374,998 Against         3,141,095 Abstains & Non-Votes

                         (iii) Ratification of the appointment of Seligson &
                               Giannattasio, LLP as auditors.

                    4,133,697  For         44,250 Against        4,625 Non-votes

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

                                                SURGE COMPONENTS, INC.


                                           By: /s/ Steven J Lubman
                                               ---------------------------------
                                                Steven J. Lubman
                                                Vice President, Principal
                                                Financial Officer, Secretary and
                                                Director



     Dated:  October 14, 1998