Form 10KSB/A
period 1997-11-30
SURGE COMPONENTS INC
filed 1998-12-02
CIK 747540

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------



                                  FORM 10-KSB/A
                                Amendment No. 1


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


         The Company uses independent sales representative organizations, which often specialize in specific products and areas and, therefore, have specific knowledge of and contacts in particular markets. Sales by the independent organization Win-Cor Electronics Sales Corp. represented 19.1% of sales of the Company for Fiscal 1997. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess the expertise which enhances the scope of the Company's marketing and sales efforts. This permits the Company to avoid the significant costs associated with creating a direct marketing network. The Company has maintained relationships with certain of its sales organizations since 1988 and continues to engage new sales organizations as needed. The Company believes that additional sales organizations and representatives are available, if required.


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


         Many OEMs require their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. In that regard, in order to service the growing importance of the electronics community, the Company opened locations in California during 1996 and Massachusetts in 1997 and has put on hold plans to open locations in such countries as Ireland, Taiwan, China and potentially Mexico, where there existed strong electronic components markets, however, demand is currently weak. Accordingly, there are no current plans to open additional locations.


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


         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Companys suppliers and customers. The Company has been advised by its MIS consultants, Friendly Software, that their own software has been designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Companys current financial position, liquidity or results of operations.


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


         The Company's gross profit for Fiscal 1997 increased by $283,382, or 12%, as compared to Fiscal 1996. This increase was due primarily to increased sales volume. Gross margin as a percentage of net sales, however, decreased from 27.5% in Fiscal 1996 to 24.1% in Fiscal 1997. The lower margins were primarily a result of increased competition in the electronics industry. Part of the increased competition is derived from customers requiring global marketing and customer support. Suppliers are being asked to promote their products to customers in each country where they do business. Rather than committing significant resources, however, the Company is contracting with independent sales representatives throughout the world in a similar approach used in the United States. The Company is expected to make its operations more efficient and reduce inventory acquisition costs, including air shipment costs, by purchasing inventory in larger quantities, at more opportune times and at more favorable prices. The Company used inventory warehousing and shipping services from a California firm prior to July 1997.


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

Liquidity and Capital Resources

At November 30, 1997 Compared to November 30, 1996


         Working capital increased by $158,322 for Fiscal 1997 from $6,138,095 at November 30, 1996 to $6,296,417 at November 30, 1997. This increase resulted primarily from the increase in accounts receivable reduced by additional spending related to the Company's expansion plans. The Company's Current Ratio (current assets to current liabilities) decreased to 4.6:1 at November 30, 1997, as compared to 5.3:1 at November 30, 1996, as a result of funds used for operations and increased borrowings. The average number of days to collect receivables remained relatively the same, decreasing from 42 days to 41 days. Inventory turned more frequently in Fiscal 1997 as a result of the Company's increased sales. Working capital levels as expected to be adequate to meet the Company's current operating requirements.

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


         The Company intends to expand its existing facilities in order to achieve and maintain growth, primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated approximately $200,000 of the net proceeds of the Public Offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. As of November 30, 1997 the Company did not expend any funds for expansion. The Company is renovating the office facilities to allow for expansion of the sales department, clerical, finance and purchasing departments. The Company believes the new working environment will lead to greater productivity. Additionally, the renovation plans contain provisions for additional space for test labs, which will allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth.

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


         The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers, expand sales to its existing customer base by offering a broad range of complementary products and newly introduced product lines which include resistors, inductors, thermistors and high reliability electrolytics. As of November 30, 1997, the Company had purchased new computer equipment, including scanning equipment, updated its accounting software and networked all of its computers, in addition, new testing equipment has been acquired for the Company's test laboratory. The Company increased personnel in its warehouse and seeks to hire additional sales personnel. The Company obtained Apple Computer Quality Certification ISO-9000-2 which the Company expects will reduce employee workloads and improve efficiency. The Company has initiated a public relations program to promote these products through various trade journals. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all of the Company's products which they would consider to include in their design. The Company intends to implement a bar code system to improve the efficiency of its inventory control. A bar code system will enable the Company to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received and create customer invoices based on shipments made to them. The Company has began to commence individual bar coding on products in order to manage lot traceability.


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


         During Fiscal 1997, the Company had net cash used by operating activities of $533,610, as compared to $237,378 used by operating activities in Fiscal 1996. The increase in cash used by operating activities resulted from an increase in accounts receivable, bad debt and prepaid expenses and taxes, as partially offset by decreased inventory and accounts payable. The Company, due to its customer base, has experienced an insignificant amount of bad debts. As a result, the Company has not provided for a material change in its revenue for bad debts.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and executive officers of the Company are as follows:

Name                      Age           Positions
----                      ---           ---------

David Siegel(1)           72            Chairman of the Board

Ira Levy                  41            President and Director
Steven J. Lubman          42            Vice President, Principal Financial
                                        Officer, Secretary and Director

Mark Siegel(1)            43            Director

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

                                                                                                    Long-Term
                                          Annual Compensation                                     Compensation
                              ------------------------------------------------------------      ------------------
                                                                                                      Awards
                                                                              Other Annual            ------
                                              Salary            Bonus         Compensation      Shares Underlying
Name and Principal Position   Year              ($)              ($)             ($)(1)              Options(#)
---------------------------   ----           --------          --------       ------------      ------------------

Ira Levy                      1997           $197,500          $ 52,325             0                 75,000
President and CEO             1996           $137,116          $107,500(1)          0                    0
                              1995           $143,500          $103,600(1)          0                    0

                                                                                                    Long-Term
                                          Annual Compensation                                     Compensation
                              ------------------------------------------------------------      ------------------
                                                                                                      Awards
                                                                              Other Annual            ------
                                              Salary            Bonus         Compensation      Shares Underlying
Name and Principal Position   Year              ($)              ($)             ($)(1)              Options(#)
---------------------------   ----           --------          --------       ------------      ------------------

Steven J. Lubman              1997           $199,000          $ 53,565            0                 75,000
Vice President                1996           $128,742          $107,500(1)         0                    0
                              1995           $162,845          $103,600(1)         0                    0



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

                                                                            Value of
                                                         Number of         Unexercised
                                                        Unexercised       In-The-Money
                           Shares                         Options            Options
                          Acquired                      at FY-End(#)      at FY-End($)
                          on Exer-         Value        Exercisable/      Exercisable/
Name                      cise (#)        Realized($)  Unexercisable     Unexercisable
----                      --------        -----------  -------------     -------------


Ira Levy                      0                0         75,000/0          $56,313/0(1)

Steven J. Lubman              0                0         75,000/0          $56,313/0(1)



----------
(1) Based on the closing price per share of the Company's Common Stock on November 28, 1997, of $2.1875.

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

                                            SURGE COMPONENTS, INC.



By: /s/ Steven J. Lubman                        By: /s/ Ira Levy
---------------------------                     ----------------
Steven J. Lubman                                Ira Levy,
Principal Financial Officer and                  President
Principal Accounting Officer


   In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated:

Signature                          Title                             Date
---------                          -----                             ----


/s/ David Siegel
-----------------------
David Siegel               Chairman of the Board               December 2, 1998


/s/ Ira Levy
-----------------------
Ira Levy                   President, CEO (Principal           December 2, 1998
                           Executive Officer and Director)

/s/ Steven J. Lubman
-----------------------
Steven J. Lubman           Secretary and Director              December 2, 1998
                           (Principal Financial Officer)

/s/ Mark Siegel
-----------------------
Mark Siegel                Director                            December 2, 1998

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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME






                                                         November 30,
                                                    1 9 9 7            1 9 9 6
                                                    -------            -------


Sales                                             $ 10,887,608     $  8,501,318
   Less returns and allowances                          53,810           31,420
                                                  ------------     ------------

Net sales                                           10,833,798        8,469,898

Cost of goods sold                                   8,224,670        6,144,152
                                                  ------------     ------------

Gross profit                                         2,609,128        2,325,746
                                                  ------------     ------------


Operating expenses:
   General and administrative
    expenses                                         1,955,306        1,590,942
   Selling and shipping expenses                       719,185          529,888
   Depreciation                                         54,693           29,193
                                                  ------------     ------------

         Total operating expenses                    2,729,184        2,150,023
                                                  ------------     ------------

Income (loss) from operations                         (120,056)         175,723

Other income and (expense)

Investment income                                      265,307           94,285

Interest expense                                       (56,012)         (41,435)
                                                  ------------     ------------


Income before income taxes                              89,239          228,573

Income taxes (Note 9)                                   13,889           89,435
                                                  ------------     ------------

Net income                                        $     75,350     $    139,138
                                                  ============     ============

Weighted average shares outstanding                  4,964,983        3,650,662

Earnings per share                                $        .02     $        .04



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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories


Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. The Company measures inventory and cost of goods sold for interim financial statements by use of a historically developed gross profit percentage. Annually, the Company adjusts the inventory to reflect the results of a physical count. No material adjustments were made to adjust to the physical count for the years ended November 30, 1997 and 1996.


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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997







NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value


The Company has a number of financial instruments, none of which are held for trading purposes. The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. The Company estimates that the fair value of all financial instruments at November 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


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

Stock option incentive plan activity is summarized as follows:

                                                                  Option Price
                                                   Shares         Per Share
                                                   ------         ---------

     Options outstanding December 1, 1995              --               --
     Granted                                      146,000         $ 3.20
     Exercised                                         --               --
                                                 --------

     Options outstanding November 30, 1996        146,000         $3.20
     Granted                                      336,000         $1.25 - $3.50
     Canceled                                    (178,000)        $3.20 - $3.50
     Exercised                                         --               --
                                                 --------

     Options outstanding November 30, 1997        304,000         $1.25 - $3.20
                                                 ========

     Options exercisable November 30, 1997        203,250
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

1995 Employee Stock Option Plan (Continued)


Compensation for nonemployees is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997







NOTE 7 - INCOME TAXES (Continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                               Year Ended
                                                               November 30,
                                                       1 9 9 7          1 9 9 6
                                                       -------          -------


U.S. Federal income tax statutory rate                    34%              34%

State income tax, net of Federal income tax benefit        6                6

Nontaxable dividends                                     (18)              (1)

Benefit from lower tax brackets                          (15)              (1)

Nondeductible expenses                                     9                1
                                                         ---               --

Effective tax rate                                        16%              39%
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