Form 10QSB/A
period 1998-02-28
SURGE COMPONENTS INC
filed 1998-12-02
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                     SURGE COMPONENTS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended
                                                                                  February 28,
                                                                           1998                 1997
                                                                           ----                 ----

Sales                                                                   $2,447,495           $2,137,379
   Less returns and allowances                                              72,628                7,767
                                                                        ----------           ----------

Net sales                                                                2,374,867            2,129,612

Cost of goods sold                                                       1,802,999            1,565,271
                                                                        ----------           ----------

Gross profit                                                               571,868              564,341
                                                                        ----------           ----------

Operating expenses:
   General and administrative
    expenses                                                               438,589              452,158
   Selling and shipping expenses                                           150,788              146,945
   Depreciation                                                              9,244               13,766
                                                                        ----------           ----------

         Total operating expenses                                          598,621              612,869
                                                                        ----------           ----------

Loss from operations                                                       (26,753)             (48,528)

Other income and (expense):
  Investment income                                                         70,674               71,100
  Interest expense                                                          (7,005)             (11,486)
                                                                        ----------           ----------

Income  before income taxes                                                 36,916               11,086

Income taxes                                                                 8,779                2,855
                                                                        ----------           ----------

Net income                                                              $   28,137           $    8,231
                                                                        ==========           ==========

Weighted average shares outstanding
   Basic                                                                 4,823,958            4,823,958
   Diluted                                                               4,973,409            4,872,926

Earnings per share
   Basic                                                                $      .01           $       --
   Diluted                                                              $      .01           $       --

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



Dated:  December 2, 1998