Form 10QSB/A
period 1998-05-31
SURGE COMPONENTS INC
filed 1998-12-02
CIK 747540

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

                     SURGE COMPONENTS INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                            Six Months Ended     Three Months Ended
                                         May 31,     May 31,     May 31,     May 31,
                                           1998        1997        1998        1997
                                         -------     -------     -------     -------
Sales                                   $4,255,124  $4,618,856  $1,807,629  $2,481,477
   Less returns and allowances             111,640      17,513      39,012       9,746
                                        ----------  ----------  ----------  ----------
Net sales                                4,143,484   4,601,343   1,768,617   2,471,731

Cost of goods sold                       3,145,733   3,420,436   1,342,734   1,855,164
                                        ----------  ----------  ----------  ----------
Gross profit                               997,751   1,180,907     425,883     616,567
                                        ----------  ----------  ----------  ----------
Operating expenses:
   General and administrative
    expenses                               904,322     908,042     465,733     455,884
   Selling and shipping expenses           322,041     351,788     171,253     204,843
   Depreciation                             18,488      27,259       9,244      13,493
                                        ----------  ----------  ----------  ----------

         Total operating expenses        1,244,851   1,287,089     646,230     674,220
                                        ----------  ----------  ----------  ----------
Loss from operations                      (247,100)   (106,182)   (220,347)    (57,653)

Other income and (expense):
   Investment income                       142,840     130,255      72,166      59,154
   Interest expense                        (19,217)    (22,579)    (12,212)    (11,093)
                                        ----------  ----------  ----------  ----------
Income (loss) before income taxes         (123,477)      1,494    (160,393)     (9,592)

Income taxes (benefit)                         892         155      (7,887)     (2,698)
                                        ----------  ----------  ----------  ----------
Net income (loss)                       $ (124,369) $    1,339  $ (152,506) $   (6,894)
                                        ==========  ==========  ==========  ==========
Weighted average shares outstanding
   Basic                                 4,827,645   4,823,958   4,831,251   4,823,958
   Diluted                               4,827,645   4,861,978   4,831,251   4,823,958

Earnings (loss) per share
   Basic                                $    (.03)  $       --  $     (.03)  $      --
   Diluted                              $    (.03)  $       --  $     (.03)  $      --

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

         Selling and shipping expenses for the six months ended May 31, 1998 decreased by $29,747, or 8%, as compared to the six months ended May 31, 1997. For the three months ended May 31, 1998, selling and shipping expenses decreased by $33,590, or 16%, as compared to the three months ended May 31, 1997. These decreases were primarily a result of the printing of fewer new catalogs due to the currently reduced demand for the Company's products. The Company is committed to increasing sales through authorized distributors, sales representatives, an Internet website, literature, and participation in trade shows.

         Interest expense for the six months ended May 31, 1998 decreased by $3,362, or 15%, as compared to the six months ended May 31, 1997. Interest expense remained relatively unchanged for the three months ended May 31, 1998 and 1997. The Company intends to continue utilizing letters of credit and banker's acceptances on an as needed basis based on its cash needs.

         Investment income increased by $12,585 for the six months ended May
31, 1998 as compared to the six months ended May 31,1997. Investment income increased by $13,012 for the three months ended May 31, 1998, as compared to the three months ended May 31, 1997. The Company continues to aggressively pursue its investment program by investing all excess funds.

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