Form 10QSB/A
period 1998-08-31
SURGE COMPONENTS INC
filed 1998-12-02
CIK 747540

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

                      SURGE COMPONENTS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Nine Months Ended                  Three Months Ended
                                                                  August 31,                          August 31,
                                                         1998              1997                 1998              1997
                                                        ------            ------               ------            ------

Sales                                                $6,374,365           $7,466,138         $2,119,241          $2,847,282
   Less returns and allowances                          140,537               28,378             28,896              10,865
                                                     ----------           ----------         ----------          ----------

Net sales                                             6,233,828            7,437,760          2,090,345           2,836,417

Cost of goods sold                                    4,732,721            5,646,320          1,586,988           2,225,884
                                                     ----------           ----------         ----------          ----------

Gross profit                                          1,501,107            1,791,440            503,357             610,533
                                                     ----------           ----------         ----------          ----------

Operating expenses:
   General and administrative
    expenses                                          1,435,835            1,366,738            531,512             458,697
   Selling and shipping expenses                        434,109              511,576            112,068             159,787
   Depreciation                                          36,800               41,020             18,312              13,761
                                                     ----------           ----------         ----------          ----------

Total operating expenses                              1,906,744            1,919,334            661,892             632,245
                                                     ----------           ----------         ----------          ----------

Loss from operations                                   (405,637)            (127,894)          (158,535)            (21,712)

Other income and (expense):
    Investment income                                   215,236              201,751             72,396              71,496
    Interest expense                                    (33,971)             (37,466)           (14,756)            (14,887)
                                                     ----------           ----------         ----------          ----------


Income (loss) before income taxes                      (224,372)              36,391           (100,895)             34,897

Income taxes                                                989                4,331                 97               4,176
                                                     ----------           ----------         ----------          ----------

Net income (loss)                                    $ (225,361)          $   32,060         $ (100,992)         $   30,721
                                                     ==========           ==========         ==========          ==========

Weighted average shares outstanding
   Basic                                              4,831,480            4,823,958          4,839,067           4,823,958
   Diluted                                            4,831,480            4,929,490          4,839,067           4,929,490

Earnings (loss) per share
   Basic                                            $      (.05)        $         .01       $      (.02)       $        .01
   Diluted                                          $      (.05)        $         .01       $      (.02)       $        .01

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

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. While the Company expects that it will be able to resolve any significant Year 2000 Issues with these systems, there can be no assurance that these suppliers and customers will resolve any or all Year 2000 Issues with these systems before the occurrence of a material disruption to the Company's business or of any of its customers. The Company has been advised that its own software has been recently designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. The Company has spent approximately $10,000 to become Year 2000 compliant and does not anticipate incurring any additional costs. Challenge has been advised by its computer consultants that some of its software needs to be updated to resolve the Year 2000 issue. The estimated cost to resolve this problem is $5,600, of which $2,800 has been incurred through August 31, 1998 and the remainder was incurred as of November 30, 1998.

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

         During the nine months ended August 31, 1998, the Company had net cash provided by operating activities of $202,960, as compared to $808,905 used in operating activities in the nine months ended August 31, 1997. The increase in cash provided by operating activities resulted from a decrease in accounts receivable, inventory and prepaid expenses and taxes and increased accounts payable and accrued expenses and taxes.

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