Form 10KSB
period 1998-10-30
SURGE COMPONENTS INC
filed 1999-03-01
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 1998

                         Commission file number 0-14188

                             SURGE COMPONENTS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        New York                                         11-2602030
        --------                                       --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

1016 Grand Boulevard, Deer Park, New York                       11729
-----------------------------------------                     ---------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:            (516) 595-1818
----------------------------------------------             --------------

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

                                                                Yes [X]  No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's net sales for its most recent fiscal year were $8,727,649.

         The aggregate market value of the 4,319,460 shares of voting stock held by non-affiliates of the Registrant, as of February 19, 1999 when the closing sale price was $2.97 per share, was $12,828,796 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 19, 1999, was 4,858,958.

         Documents Incorporated by Reference:  Not Applicable.

         Exhibit Index is located on page 32

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

         Surge's products are manufactured predominantly in Asia by approximately 20 independent manufacturers. The Company does not have any written long-term supply, distribution or franchise agreements with its distributors. The Company acts as the exclusive sales agent through independent sales representative organizations in North America for many of its manufacturers pursuant to oral agreements. Through the Company's wholly-owned subsidiary, Challenge/Surge, Inc., the Company also engages in the broker distribution business. In such business, Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge purchases such components and products in the open market on the best available terms and generally keeps small inventories in the range of $20,000 to $120,000. Challenge's revenues are generally derived from the mark-up on the sale of tangible products. Challenge operates as a separate entity and has certain sales representatives of its own, but generally shares management and facilities with the Company.

         On December 29, 1998, the Company entered into a letter of intent to acquire Orbit Network, Inc.("Orbit"). Orbit provides leisure and international travel suppliers and resellers the ability to market and distribute their products electronically to consumers, corporations and travel agents worldwide through one distribution vendor.

         The Company has been advised by Orbit that a selection of Orbit's global clients include: Eurostar UK Ltd., Air Jamaica, Anheiser Busch Theme Parks, Palace Resorts, Rocky Mountains Railtours, Orlando Convention & Visitor Bureau, Las Vegas Convention & Visitor Bureau and Monaco Ministry of Tourism. Orbit operates its own branded World Wide Web Sites (www.orbitnetwork.com and www.travelfile.com), one of the first travel services on America Online, Inc.
(AOL) and sites for key travel marketing partners such as the American Society of Travel Agents (ASTA) (www.astanet.com) and the Caribbean Tourism Organization
(CTO) (www.caribtourism.com).

         Under the letter of intent, the shareholders of Orbit would exchange their shares of Orbit for 25 million shares (76% of the then outstanding shares on a fully-diluted basis) of Common Stock of Surge, and Orbit would be merged into Surge or a wholly owned subsidiary.

         The acquisition of Orbit is subject to, among other things, execution of a definitive merger agreement, obtaining a fairness opinion from an independent investment banker, the completion of appropriate due diligence, approval of the respective Boards of Directors and the approval of the Surge shareholders. Therefore, there can be no assurance that the proposed transaction will be completed.

         The statements discussed in this Report include forward looking statements that involve a number of risks and uncertainties. These include the Company's lack of profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed herein and from time to time in the Company's other periodic filings with the Securities and Exchange Commission.

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

Industry Background

         The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and resistors), and electro mechanical, interconnect and computer products. The Company focuses its efforts on the distribution of capacitors and discrete components, a small subset of the electronic component market.

         The electronics industry has been characterized by intense price cutting which could materially adversely affect the Company's future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of the Company's products, as well as all distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components including the Company's products. Accordingly, any downturn in the electronics industry in general, could adversely affect the Company's business and results of operations. There are forces of change affecting the wholesale distribution industry, including the electronics industry. Those forces of change, as described in the 1998 Arthur Andersen report entitled "Facing the Forces of Change(1)", include electronic commerce, supply chain integration, strategic alliances and globalization. The Company is finding itself needing to address these dynamics as it plans its strategy for the next several years.

----------
(1) Published by Distribution Research and Education Foundation,
    Washington, D.C.

Products

         The Company supplies a wide variety of electronic components bearing the Company's private "Surge" label which can be broadly divided into two categories -- capacitors and discrete components. For the fiscal years ended November 30, 1997 ("Fiscal 1997") and November 30, 1998 ("Fiscal 1998"), capacitors accounted for approximately 75% and 79%, respectively, of the Company's sales while discrete components accounted for approximately 25% and 21%, respectively. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by the Company under the Surge name or brokered by Challenge are set forth below.

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

         Rectifiers. Low power semiconductor rectifiers are devices that convert alternating current into one directional current by permitting current in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. The Company sells a wide variety of rectifiers, including Schottky barrier rectifiers (a high speed rectifier which utilizes a metal to silicon barrier), super-fast rectifiers, ultra-fast/high efficiency rectifiers, fast recovery rectifiers (the time within which the current recovers from spikes of voltage or current), fast recovery glass passivated rectifiers (a chip coated with a glass material to protect the component from thermal stress in a circuit), silicon rectifiers (utilize silicon rectifying cells designed to withstand large currents and high voltages), soft recovery/fast switching rectifiers, high voltage rectifiers, bridge rectifiers (connect multiple circuits in parallel), flat pack surface mount rectifiers (chip style used in miniaturization), self package surface mount rectifiers (chip style without leads and used in miniaturization) and auto rectifiers. ISO 9002 and QS 9000 automotive certification is giving Surge an opportunity to market its products in the automotive segment.

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

         Audible Signaling Components. These include audible transducers and Piezo buzzers which produce an audible sound for, and are used in back-up power supplies for, computers, alarms, smoke detectors, automobiles, telephones and other products which produce sounds. These products have been used much more frequently in place of conventional speaker types. The Company has initiated marketing relationships with certain Asian manufacturers of audible components to sell these products worldwide.

         New Products. The Company is in the process of introducing new discrete semiconductor components and capacitors which are intended to complement the Company's existing product lines. These products are ones that are commonly used in the same circuit designs as certain of Surge's other products and will further provide a one-stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. The Company is currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. The Company is also marketing multilayer ceramic capacitors widely used in computers and telecommunications applications for filtering.

         Inventory

         The Company's products have been historically stable in price and have not been very susceptible to obsolescence as are many other electronic components. In 1998, the Company recorded an inventory reserve totaling approximately $215,000 as a result of items being purchased for specific customers with whom the Company no longer transacts business or products with new versions at comparable prices. In order to obtain the best available price from its suppliers, the Company will typically waive the right to obtain refunds if prices are subsequently lowered prior to the Company's sale of the products, as well as the right to return inventory to manufacturers. The Company will generally pass these savings on to its customers. The Company intends to implement a bar code system to improve the efficiency of its inventory control. A bar code system will enable the Company to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received and create customer invoices based on shipments made to them.

         In order to adequately service its customers' needs, the Company believes that it is necessary to maintain large inventories. The Company has used the proceeds of its Public Offering to maintain its inventories. At any given time, the Company attempts to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. The Company's inventory currently contains more than 25 million component units consisting of more than 3,000 different part numbers. Although the number of components and products will continue to increase as the Company uses proceeds of the Public Offering to increase its inventories, it will still generally maintain a two to four month inventory. The Company's products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. In 1998 and 1997, the average per component sales price of the products sold by the Company was approximately $.07. As of November 30, 1998 and November 30, 1997, the Company maintained an inventory of $1,159,111 and $1,228,941, respectively.

         Challenge is in the broker distribution business and fills orders from customers which need electronic components and products that are not readily available from their suppliers. As a result of the economic disturbances in Asia and a general decrease in the electronics industry, there is an abundance of electronics products in the United States markets. The abundance of electronic products has resulted in decreased business among broker distributors as customers choose to purchase the products from suppliers with direct factory relationships due to the customer service provided, such as, technical support, rescheduling of deliveries, returning of goods, the general ease of doing business and better pricing. Also, there is a trend towards partnering between large OEM customers and large franchise distributors which would further hinder the efforts of the Company. The decrease in Challenge's broker distribution business is reflected in the decrease in net sales from $5,179,393 in Fiscal 1997 to $2,922,643 in Fiscal 1998. Challenge currently maintains small inventories. Challenge is seeking to obtain product rights to certain brand name product lines and establish direct relationships with those manufacturers.

         Although the Company cannot be certain, it believes that the broker distribution business will continue to change and that many of such businesses will have difficulties surviving if they have insufficient resources to compete with the factory direct distributors. In light of this belief, Challenge is considering developing a product line or group of lines manufactured in Asia to be sold under the name of Challenge, in addition to its broker distribution business.

Manufacturing

         Surge obtains substantially all of its products from manufacturers in Asia while Challenge historically purchased its products domestically although it has entered into certain foreign purchase agreements. Approximately 38% of the total goods purchased by the Company in 1998 were manufactured in foreign countries, with the majority purchased in Taiwan 83.6%, China 0.50%, South Korea 6.3%, India 6.7% and Hong Kong 2.9%. The Company purchases its products from approximately 20 different global manufacturers, for many of which the Company acts as exclusive sales agent in North America. While these manufacturers are often the leading suppliers for OEMs, especially in the consumer market which is extremely price sensitive, they are typically not the largest manufacturers for these products. Management believes, however, that these manufacturers usually offer lower prices and quicker response times than some of the largest manufacturers. Most of the facilities which manufacture products for the Company have obtained or have applied for the International Quality Standard ISO 9002 certification. The Company predominantly purchases its products in United States currency in order to minimize the risk of currency fluctuations. The Company, however, may be severely impacted by the recent and current economic conditions in Southeast Asia, based upon the amount of business it transacts there. Potential concerns may include drastic devaluations of currencies, loss of suppliers and increased competition within the region. See "Foreign Trade Regulation." In most cases, the Company utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. The products are manufactured to the Company's order with the "Surge" logo and label. The Company is continually building relationships with suppliers and from time to time adds new suppliers when needed. The Company's relationships with many of its suppliers date back to the commencement of the Company's import operations in 1983.

         The Company does not have any written agreements with any of its suppliers. Based upon the experience of the Company's Management and the Company's excellent working relationship with its current manufacturers, the Company does not believe that written agreements are, or shall be in the foreseeable future, necessary to continue to obtain its products. The Company has established payment terms with its manufacturers including letters of credit and 60 day open account terms.

         For Fiscal 1998 three suppliers each accounted for in excess of 10% of the Company's net purchases. The three are Lifu Electronics, a Taiwanese company, Master Instrument New York Company, Inc., a New York corporation and Park One, Inc., a Taiwanese Company. Purchases from these suppliers in Fiscal 1998 were $1,264,215, $1,206,277, and $730,316, respectively, or 20.2%, 19.2%
and 11.6%, respectively. In Fiscal 1997 purchases from the foregoing three suppliers were $1,034,783, $1,376,457 and $713,168, respectively, or 13.6%,
18.1% and 9.4%, respectively, of total purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. Nevertheless, the loss of, or a significant disruption in, the relationship with any or all of the Company's three major suppliers would most likely have a material adverse effect on its business and results of operations until a suitable replacement could be obtained.

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

         The Company uses independent sales representative organizations, which often specialize in specific products and areas and, therefore, have specific knowledge of and contacts in particular markets. Sales by the independent organization Win-Cor Electronics Sales Corp. represented 21% of sales of the Company for Fiscal 1998. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess the expertise which enhances the scope of the Company's marketing and sales efforts. This permits the Company to avoid the significant costs associated with creating a direct marketing network. The Company has maintained relationships with certain of its sales organizations since 1988 and continues to engage new sales organizations as needed. The Company believes that additional sales organizations and representatives are available, if required.

         The Company engages independent sales representative organizations in various regions throughout the United States for marketing to OEM customers and distributors. In March 1998, the Company hired a West Coast Regional Sales Manager and in April 1998, a Midwest Regional Sales Manager was hired. The Company believes that such regional sales managers will ensure that the Company's sales activities function properly. The Company has initiated a formal national distribution program to attract more distributors to promote Surge products. Surge has appointed a National District Manager to develop and manage this program. The Company expects this market segment to contribute significantly to the Company's sales growth over time. The Company is looking forward to exciting things from these areas which now have Regional Sales Managers.

         Many OEMs require their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. In that regard, in order to service the growing importance of the electronics community, during 1998 the Company opened a quality support/engineering location and a sales location in California. There are no current plans to open additional locations.

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

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement was for one year with a one year renewal option; however, it is terminable at will by Intel Corporation. Although the contract was not renewed in January 1999, Intel is honoring the current contract through March 1999, at which time Intel will review its potential ongoing relationship with Challenge. There can be no assurance Challenge will continue to have a relationship with Intel.

                  As of November 30, 1998, the Company had arrangements with 18 sales representative organizations. Sales organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to agreements with independent sales representatives, such representatives are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the Company's products. They develop a territory by selling to both distributors and OEMs. These agreements are terminable on written notice by either party or if breached by either party.

         The Company utilizes the services of the Progressive Marketing Corp., Melville, New York, an unaffiliated marketing/public relations organization, which publicizes the Company's achievements and helps the Company develop greater name recognition and positioning in the electronics industry. On an ongoing basis, this organization places announcements in trade journals concerning new product introductions, the hiring of key personnel and/or of new sales organizations or representatives by the Company.

         Other Company marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company has produced an exhibit for display at electronics trade shows throughout the year. The Company's products were promoted at electronic distribution shows in Las Vegas, Nevada in 1997 and 1998, and intends to exhibit at the May 1999 show to continue its commitment and focus on the distribution segment of the industry. The Company produces sales literature to advertise the Company's products and to participate in additional trade shows.

Customers

         The Company's products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, smoke detectors, and household appliances industries. The Company requests its distributors to provide point of sales reporting which enables the Company to gain knowledge of the breakdown of industries into which its products are sold. However, based on its sales to OEMs, the Company believes that no one industry accounted for a majority of the applications of the products it sold in Fiscal 1998 or Fiscal 1997. For Fiscal 1998, two customers accounted for 10.5% (First Alert) and 16.6% (Leviton Manufacturing Co. ) of the Company's net sales. The Company's discrete components are often sold to the same clients as its capacitors. These OEM customers typically accept samples for evaluation and, if approved, the Company works towards procuring the next orders for these items.

         Typically, the Company does not maintain contracts with its customers and generally sells products pursuant to customer purchase orders. The loss of certain customers could have a material adverse effect on the Company, and in fact, during Fiscal 1998 Challenge lost a customer that had accounted for over 10% of its sales as a result of the customer curtailing its business operations. Because of the Company's contracts and good working relationships with its distributors, the Company offers the OEMs, when purchasing through distributors, extended payment terms, just-in-time deliveries and one-stop shopping for many types of electronic products.

Competition

         The markets for the Company's products are highly competitive. The Company competes with numerous well-established foreign and domestic importers, and numerous local, regional and national distributors. The Company's principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor and NIC. Its principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Microsemi Corp., Diodes, Inc. and Samsung. Many of the Company's competitors are well established, with substantial expertise, and possess substantially greater financial, marketing, personnel and other resources than the Company. The Company believes it competes effectively with such companies by providing equal or higher quality products at lower prices, and with an additional emphasis on marketing and customer service. The Company's motto is "never say no," as the Company offers same day fulfillment without minimum purchase order requirements or other limitations and generally maintains flexibility to ensure complete customer satisfaction. Management believes that Challenge is able to compete effectively, in large part, because of its sourcing and purchasing capabilities and its knowledge of where "hard to find" parts are available.

Management Information Systems

         The Company has made an investment in computer hardware and software. The Company's management information systems ("MIS") consultants are responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS personnel are important to the Company's success and believes in continually upgrading its hardware and software. As part of its MIS program, the Company intends to commence individual bar coding on most products and intends to implement a bar code system to improve the efficiency of its inventory control system. All sales personnel of the Company are equipped with computer terminals to assist in providing up-to-date reliable information to customers. The Company's purchasing department manages the Company's inventory on a real time computer system offering the sales and accounting departments complete knowledge regarding inventory availability, income and expense levels, sales and product line information. Management also analyzes various reports, including product, profit, and sales trends using the Company's computer system. The Company intends to continually evaluate and upgrade its IBM compatible computer system.

         Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean something other than the year 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

         The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company has been advised by MIS Consultants, Friendly Software, that their own software has been designed and developed with a resolution to the Year 2000 Issue and therefore, its computer systems are Year 2000 compliant. The Company has spent approximately $15,600 to become Year 2000 compliant and does not anticipate incurring any additional costs.

         In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

         The Company will commence a program to pursue compliance by those with whom it electronically interconnects and will initiate communications with third party suppliers and customers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. The Company's accounting system is not linked to any outside software system. However, the Company has limited or no control over the actions of these third party suppliers and customers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers and customers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

         The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

              1. a significant number of operational inconveniences and
                 inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

              2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

         The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by mid 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

         Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

         The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, and unanticipated problems identified in the ongoing compliance review.

Customer Service

         The Company maintains two full-time customer service employee whose time is dedicated largely to respond to inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. The Company intends to increase its customer service capabilities.

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

Foreign Trade Regulation

         Most products supplied by the Company are manufactured in Asia, including such countries as Taiwan, South Korea, Hong Kong, India and Malaysia. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

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

Backlog

         As of November 30, 1998, the Company's backlog was approximately $2,417,086, as compared with approximately $2,033,918 at November 30, 1997. Substantially all backlog is shipped by the Company in 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

         As of November 30, 1998, the Company employed 22 persons, two of whom are employed in executive capacities, seven are engaged in sales, one in engineering, two in purchasing, three are engaged in administrative capacities, two are in customer service, two are in bookkeeping and three are in warehousing. Twenty-one (21) employees are employed full-time and one is employed part-time by the Company. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases its executive offices and warehouse facility, located at 1016 Grand Boulevard, Deer Park, New York, 11729, at an annual rental of $64,729 during 1997 and $72,176 during 1998. The lessor is Great American Realty of Deer Park Co., an entity owned equally by the Company's President, Vice President and Mark Siegel, a Director. Rent is scheduled to increase by 3% per annum during the term of the lease, which expires on December 31, 2008. The facility consists of approximately 4,500 square feet of office space and approximately 3,000 square feet of warehouse space. The Company remodeled the warehouse to provide for a more efficient flow in the warehouse. During 1998, the Company renovated the office facilities to allow for expansion of the sales department, clerical, finance and purchasing departments. The Company believes the new working environment will lead to greater productivity. Any leasehold improvements will be and will remain the property of the lessor.

ITEM 3: LEGAL PROCEEDINGS

        The Company is not currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock and Class A Warrants are respectively traded in the over-the-counter market and are quoted on the National Association of Securities Dealers Automated Quotation System, Inc. SmallCap Market ("Nasdaq") under the symbols "SRGE" and "SRGEW". In addition, the Common Shares and Warrants are listed on the Boston Stock Exchange under the symbols "SRG" and "SRGW," respectively.

         The following table sets forth for the periods indicated, the high and low trade prices of the Company's Common Shares from December 1, 1996, through February 19, 1999 as reported by the National Quotation Bureau, Inc. Such quotations represent prices in dollars between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


Security          Trading Period                                       High            Low
---------------------------------------------------------------------------------------------
Common Shares
                  FISCAL YEAR ENDED NOVEMBER 30, 1997

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

                  THIRD QUARTER
                  June 1, 1997 - August 31, 1997)                     2 3/16          1/2

                  FOURTH QUARTER
                  (September 1, 1997 - November 30, 1997)             2 3/8           5/8

                  FISCAL YEAR ENDED NOVEMBER 30, 1998

                  FIRST QUARTER
                  (December 1, 1997 - February 28, 1998)              2 13/16         1 15/32

                  SECOND QUARTER
                  (March 1, 1998 - May 31, 1998)                      3 1/8           1 1/8


                  THIRD QUARTER
                  June 1, 1998 - August 31, 1998)                     2 1/2           11/16

                  FOURTH QUARTER
                  (September 1, 1998 - November 30, 1998)             1               1/2

                  FISCAL YEAR ENDING NOVEMBER 30, 1999

                  FIRST QUARTER
                  (December 1, 1998 - February 19, 1999)              3 1/2           15/32

Warrants          FISCAL YEAR ENDED NOVEMBER 30, 1997

                  FIRST QUARTER
                  (December 1, 1996 - February 28, 1997)              2 1/8           1/2

                  SECOND QUARTER
                  (March 1, 1997 - May 31, 1997)                      13/16           7/32

                  THIRD QUARTER
                  (June 1, 1997 - August 31, 1997)                    5/16            3/32

                  FOURTH QUARTER
                  (September 1, 1997 - November 30, 1997)             13/16           1/8

                  FISCAL YEAR ENDED NOVEMBER 30, 1998

                  FIRST QUARTER
                  (December 1, 1997 - February 28, 1998)              13/16           3/8

                  SECOND QUARTER
                  (March 1, 1998 - May 31, 1998)                      1 1/2           31/32

                  THIRD QUARTER
                  (June 1, 1998 - August 31, 1998)                    1 1/2           1/4

                  FOURTH QUARTER
                  (September 1, 1998 - November 30, 1998)             18/32           3/32

                  FISCAL YEAR ENDING NOVEMBER 30, 1999

                  FIRST QUARTER
                  (December 1, 1998 - February 19, 1999)              1               1/16


         On February 19, 1999, the closing trade price of a Common Share and a Warrant were $2.97 and $.688, respectively.

         On February 19, 1999, the Company had 185 and 30 recordholders of its Common Stock and Warrants, respectively, and reasonably believed it had in excess of 300 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock during the last two years and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's losses, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

         Fiscal Year Ended November 30, 1998 as Compared to Fiscal Year Ended November 30, 1997.

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the fiscal year ended November 30, 1998 ("Fiscal 1998") decreased by $2,106,149, or 19%, to $8,727,649, as compared to net sales of $10,833,798 for the fiscal year ended November 30, 1997 ("Fiscal 1997"). This decrease was primarily attributable to the economic effect of the over-abundance of electronic components in the broker distributor market in which the Company's subsidiary, Challenge Surge Inc. ("Challenge"), operates. This has resulted in the migration of some of Challenge's customers to distributors who have established direct factory relationships, in house offices and inventory in the customer's facilities. This condition may continue into the latter part of 1999 if not longer. The net sales for the Company without Challenge's sales remained about the same when compared to Fiscal 1997. Although the Company expected more growth in Fiscal 1998 its results were hindered by the lower demand of electronic products in the broker market. The electronic components industry as a whole has slowed down significantly. The Company is attempting to increase sales by introducing new products, hiring more salespeople and sales representatives.

         The Company's gross profit for Fiscal 1998 decreased by $588,888, or 23%, as compared to Fiscal 1997. This decrease was due primarily to the market conditions described above, which relate to the Company's products. Gross margin as a percentage of net sales, however, decreased from 24.1% in Fiscal 1997 to 23.1% in Fiscal 1998. The lower margins were primarily a result of the net effect of the Company writing down a portion of its inventories to its net realizable value and offset by the Company making its operations more efficient by reducing inventory acquisition costs. The inventory reserve was reflected as a charge to income in the year ended November 30, 1998 totaling approximately $215,000. The inventories reserved were items purchased for specific customers with whom the Company no longer transacts business or products with new and improved versions that are available at comparable pricing. These items are not readily saleable to other customers. In Fiscal 1998, the Company in an effort to improve efficiency of inventory management instituted a policy of increasing direct shipments to its customers factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for Fiscal 1998 as compared to Fiscal 1997 have remained relatively unchanged. The Company's continued investment in personnel is expected to increase overhead in the latter part of 1999.

         Selling and shipping expenses for Fiscal 1998 decreased by $27,422, or 3%, compared to Fiscal 1997. These decreases were primarily a result of the decrease in sales commissions due to the decrease in sales volume and the decrease in the cost of printing the new catalogs offset by increased salesman salaries. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet website, literature and participation in trade shows.

         Interest expense for Fiscal 1998 decreased by $21,076, or 38%, as compared to Fiscal 1997. This decrease is primarily due to the Company's decreased purchasing through letters of credit and bankers acceptances. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

         Interest income for Fiscal 1998 increased by $28,591, or 11%, as compared to Fiscal 1997. The Company continues to aggressively pursue its investment program by investing all excess funds.

         As result of the foregoing, the Company had net loss from operations and net loss of $(681,594) and $(274,166) for Fiscal 1998, as compared to loss from operations and net income of $(120,056) and $75,350 for Fiscal 1997.

Liquidity and Capital Resources

At November 30, 1998 Compared to November 30, 1997

         Working capital decreased by $471,080 for Fiscal 1998 from $6,296,417 at November 30, 1997 to $5,825,337 at November 30, 1998. This decrease resulted primarily from the decrease in accounts receivable, inventory and the use of banker's acceptances and an increase in accounts payable offset by the increase in marketable securities. The Company's Current Ratio (current assets to current liabilities) increased to 5.12:1 at November 30, 1998, as compared to 4.6:1 at November 30, 1997, as a result of funds provided by operations and decreased borrowings. The average number of days to collect receivables increased from 41 days to 57 days. Inventory turned more in Fiscal 1998 as a result of the Company's efficiency in managing inventory. Working capital levels are expected to be adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of November 30, 1998. As of November 30, 1998, there were no outstanding direct borrowings, outstanding banker's acceptances or letters of credit. Borrowings are collateralized by the assets of the Company.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company has allocated a portion of the net proceeds from its July 1996 public offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The Company renovated its current facilities during 1998. The total cost of the renovation of its current facilities was approximately $237,000. Additionally, the renovation provides additional space for test labs, which allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth. In May 1998, the Company leased an additional 2,500 square feet at its corporate headquarters to facilitate the above changes and improvements, increase warehouse space, improve efficiency and provide for the future expansion of staff needs.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of the Company will therefore depend on increased future sales levels. In that regard the Company does not plan on opening new facilities unless demand warrants such opening. Consequently, the Company's main focus will be towards expanding the sales staff.

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement was for one year with a one year renewal option; however, it is terminable at will by Intel Corporation. Although the contract was not renewed in January 1999, Intel is honoring the current contract through March 1999, at which time Intel will review any potential ongoing relationship with Challenge. There can be no assurance that Challenge will continue to have a relationship with Intel.

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

         The Company believes that many of its suppliers and customers have Year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the year 2000. The Company commenced a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that their own software has been recently designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. Challenge was advised by its computer consultants that some of its software needed to be updated to resolve the Year 2000 Issue. The cost to resolve this problem was $5,600, which was incurred prior to November 30, 1998.

         Approximately 38% and 49% of the total goods purchased by the Company in 1998 and 1997 were manufactured in foreign countries and the majority of Surge's purchases are made from manufacturers in Asia. Substantially all of Challenge's products are purchased domestically. In addition, approximately 4% and 5% of 1998 and 1997 sales, respectively, are exported to various countries. The Company has minimized the risk of currency fluctuations by purchasing and selling its products in United States currency. The Company, however, may be severely impacted by the continuing economic conditions in Southeast Asia, based upon the amount of business it transacts there. Potential concerns may include loss of suppliers and increased competition within the region. The Company can not estimate the potential impact of these conditions to its financial position, liquidity or results of operations.

         On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. in exchange for 25,000,000 shares (76% of the then outstanding shares on a fully-diluted basis) of the Company's common stock. The acquisition is subject to the execution of definitive documentation and the satisfaction of conditions precedent.

         During Fiscal 1998, the Company had net cash provided by operating activities of $168,092, as compared to $533,610 used by operating activities in Fiscal 1997. The increase in cash provided by operating activities resulted from a decrease in accounts receivable and increase in accounts payable, as partially offset by the Company's net loss.

         The Company had net cash used in investing activities of $1,214,945 for Fiscal 1998, as compared to $143,318 for Fiscal 1997. In April 1998, Challenge, pursuant to its investment program, invested a portion of their operating funds into marketable securities. Additionally, the Company incurred costs related to the improvements of their current facilities.

         The Company had net cash used in financing activities of $461,620 for Fiscal 1998, as compared to $331,263 provided by financing activities for Fiscal 1997. This decrease in the cash used in financing activities was the result of the repayment of net borrowings under the letter-of-credit agreement during 1998. As a result of the foregoing, the Company had a net decrease in cash of $1,508,473 during Fiscal 1998, as compared to a net decrease of $345,665 for Fiscal 1997.

         The Company expects that its cash flow from operations, current investment program and the Company's line of credit agreement will be sufficient to meets its current financial requirements over at least the next twelve months.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and executive officers of the Company are as follows:

         Name                  Age          Positions
         ----                  ---          ---------

         David Siegel(1)       73           Chairman of the Board
         Ira Levy              42           President and Director
         Steven J. Lubman      43           Vice President, Principal Financial
                                            Officer, Secretary and Director
         Mark Siegel(1)        44           Director

         (1) Member of the Audit Committee and the Compensation Committee

DIRECTORS AND EXECUTIVE OFFICERS

         David Siegel has served as Chairman of the Board of Directors of the Company since 1983. Mr. Siegel also serves on the Boards of Directors of Kent Electronics Corp. and Micronetics Corp., each of which is a publicly owned company. David Siegel is the father-in-law of Ira Levy and the father of Mark Siegel.

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

         Mark Siegel was appointed to the Board of Directors in October 1996. Since 1985, Mr. Siegel has been the President of Mark Siegel Inc., d/b/a Great American Electronics Corp., an electronics parts distributor. Mark Siegel is the son of David Siegel.

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

Compliance with Section 16(a) of the Exchange Act

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended November 30, 1998.

ITEM 10.                   EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended November 30, 1998 ("Fiscal 1998"), the fiscal year ended November 30, 1997 ("Fiscal 1997") and the fiscal year ended November 30, 1996 ("Fiscal 1996") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.

                                                                                            Long-Term
                                            Annual Compensation                            Compensation
                                                                                           ------------
Name and                                                               Other Annual           Shares
Principal                               Salary         Bonus           Compensation         Underlying
Position                      Year        ($)           ($)               ($)(1)            Options(#)
--------                      ----     ---------     ----------        -------------     --------------
Ira Levy                      1998     $200,000      $ 85,211(1)             0                  0
President and CEO             1997     $197,500      $ 52,325(1)             0                75,000
                              1996     $137,116      $107,500(1)             0                  0

Steven J. Lubman              1998     $200,000      $ 20,538(1)             0                  0
Vice President                1997     $199,000      $ 53,565                0                75,000
                              1996     $128,742      $107,500(1)             0                  0

-----------
(1) The above compensation figures do not include rent paid to the Company's landlord, an entity owned in part, by Messrs. Levy and Lubman; the cost to the Company of the use of automobiles leased by the Company; the cost to the Company of benefits, including premiums for life insurance and any other perquisites provided by the Company to such persons in connection with the Company's business all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus.

Option Grants in Last Fiscal Year

         The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during Fiscal 1998 and exercise information.


                         Individual Grants
                         ------------------
                         Number of              Percent of
                         Securities             Total Options
                         Underlying             Granted to
                         Options                Employees in           Exercise               Expiration
Name                     Granted(#)             Fiscal Year            Price ($/sh)           Date
----                     ----------             -------------          ------------           ----------
David Siegel             10,000                 50%                    $2.0937                7/5/03

Mark Siegel              10,000                 50%                    $2.0937                7/5/03

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values

         The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during Fiscal 1998.

                                                                                                    Value of
                                                                             Number of             Unexercised
                                                                            Unexercised           In-The-Money
                                  Shares                                      Options                Options
                                 Acquired                                  at FY-End(#)           at FY-End($)
                                    on                  Value              Exercisable/           Exercisable/
           Name                Exercise (#)         Realized ($)           Unexercisable          Unexercisable
           ----                ------------         ------------           -------------          -------------
Ira Levy                            0                     0                  75,000/0                    0 /0 (1)

Steven J. Lubman                    0                     0                  75,000/0                    0 /0 (1)

---------
(1) Based on the closing price per share of the Company's Common Stock on November 30, 1998 or $.5625.

Director Fees

         Officer-directors currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. David Siegel currently receives $750 per month in recognition for his service to the Board of Directors as a member and President of the Audit and Compensation Committees. Mark Siegel currently receives $500 per month for serving on the Audit and Compensation Committees. Each outside director also receives reimbursement of expenses, as well as options from time to time, at the discretion of the Board of Directors. On July 6, 1998, Mark Siegel and David Siegel were each granted immediately exercisable options to purchase 10,000 shares of Common Stock, exercisable at $2.0937 per share, in recognition of their service on the Board of Directors.

Employment Agreements

         The Company entered into Employment Agreements dated as of February 1, 1996 with Ira Levy, President, and Steven J. Lubman, Vice President. The Agreements provide that Messrs. Levy and Lubman shall devote all of their business time to the Company, each in consideration of an annual salary of $200,000 for the five-year period commencing on July 31, 1996. Bonuses to Messrs. Levy and Lubman are to be based upon the performance of the Company and determined at the discretion of the Board of Directors. Their salaries may be increased annually during the term of the employment agreements at the discretion of the Board of Directors (or a Compensation Committee). Their agreements provide that during the term of employment with the Company and for a period of one year following termination of employment, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of the Company. In March 1998, the employment agreements were amended to extend the term to July 30, 2003 and to provide that on July 30th of each successive year of the agreements, the agreements shall renew for an additional year so that on each July 30th, there will be five years remaining on the term of the agreements, unless terminated in writing by either party. The agreements further provide that in the event of a change of control, where Ira Levy or Steven J. Lubman is not elected to the Board of Directors of the Company and/or is not elected as an officer of the Company and/or there has been a change in the ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either Ira Levy or Steven J. Lubman, then the non-approving person(s) may elect to terminate his employment contract and receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.

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

Stock Bonus Plan

         In January 1996 the Company adopted and the shareholders ratified in February 1996, the 1995 Employee Stock Option Plan (the "Option Plan"). The Option Plan, as amended on July 6, 1998, provides for the grant of options to qualified employees (including officers and directors) of the Company, employees of the Company's subsidiary, independent contractors, consultants and other individuals to purchase an aggregate of 850,000 Common Shares. The exercise power of all options must be at least 85% of fair market value of the Common Shares on the date of grant.

Stock Options

         On February 19, 1996, the Company granted five-year incentive stock options under the Option Plan to ten (10) employees to purchase an aggregate of 86,000 Common Shares, 68,000 of which were outstanding at November 30, 1998. The options become effective on July 31, 1996 and were exercisable at $3.20 per Common Share and vest in either 25% increments at the end of each of the first four years from July 31, 1996, or in 50% increments at the end of each of the first two years from July 31, 1996. On June 30, 1997, the Company re-granted these options at an exercise price of $1.25 per share, with the same vesting terms and a termination date of June 30, 2002. The Company also granted five-year non-qualified stock options under the Option Plan to seven (7) persons with whom the Company has a business relationship, to purchase an aggregate of 60,000 Common Shares. These options become effective on July 31, 1996 and are exercisable at $3.20 per Common Share and vest in 25% increments at the end of each of the first four years from July 31, 1996.

         On January 8, 1997, the Company granted Tsung-Ming Chen, the Quality Assurance Director of Marketing, and the then National Sales Manager, respectively, each 20,000 options, or an aggregate of 40,000 options subject to the vesting schedule specified in the agreements, at an exercise price of $3.50 per share. These options were re-granted on June 30, 1997 at an exercise price of $1.25 per share and the same vesting schedule. On January 8, 1997, Mark Siegel and David Siegel, non-officer directors, were each granted options to purchase 10,000 shares of Common Stock exercisable at $3.50 per share in recognition of their service on the Board of Directors, all of which vested immediately. These options were re-granted on June 30, 1997 at an exercise price of $1.25 per share. On July 6, 1998, Mark Siegel and David Siegel were each granted options to purchase 10,000 shares at an exercise price of $2.0937 per share. On June 30, 1997, Ira Levy and Steven J. Lubman, officers and directors, were each granted 25,000 options at an exercise price of $1.25, and on October 28, 1997 each were granted 50,000 options at an exercise price of $1.53.

         On December 28, 1998, Ira Levy and Steven J. Lubman, officers and directors, were granted 2,500,000 and 2,250,000 five year options, respectively, and David Siegel and Mark Siegel, directors, were granted 400,000 and 150,000 options, respectively, each with an exercise price of $2.00 per share. The options are not exercisable until the fourth anniversary date of the date of grant, however, in the event the Company's proposed merger with Orbit is approved by the shareholders, the options shall become immediately exercisable. The Company also granted options to 12 employees to purchase an aggregate of 38,000 Common Shares at an exercise price of $2.00.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 19, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Shares by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each Director (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors as a group.


Name and Address                         Amount and Nature of                  Percentage of
of Beneficial Owner                      Beneficial Ownership(1)               Common Stock owned(2)
-------------------                      -----------------------               ---------------------
Ira Levy                                       332,500(3)(4)                           6.7%

Steven J. Lubman                               330,000(5)(6)                           6.7%

David Siegel                                    20,000(7)                              (9)

Mark Siegel                                     46,998(8)                              (9)

All directors and executive
officers as a group (4 persons)                729,498(10)                             14.5%

-------------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Based on 4,858,958 shares issued and outstanding as of February 19, 1999.

(3) Includes 75,000 shares issuable upon exercise of currently exercisable stock options. Includes Common Shares held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a Stock Purchase Agreement made by and between Mr. Lubman and Mr. Levy. See "Certain Relationships and Related Transactions."

(4) Excludes 2,500,000 shares issuable upon exercise of stock options granted on December 28, 1998, which are not currently exercisable.

(5) Excludes 2,250,000 shares issuable upon exercise of stock options granted on December 28, 1998, which are not currently exercisable.

(6) Includes 75,000 shares issuable upon exercise of currently exercisable stock options. Includes Common Shares held by Mr. Lubman which are subject to certain voting and transfer restrictions pursuant to a Stock Purchase Agreement made by and between Mr. Levy and Mr. Lubman. See "Certain Relationships and Related Transactions."

(7) Includes 20,000 shares issuable upon exercise of currently exercisable options, but excludes 400,000 shares issuable upon exercise of stock options granted on December 28, 1998, which are not currently exercisable.

(8) Includes 20,000 shares issuable upon exercise of currently exercisable options, but excludes 150,000 shares issuable upon exercise of stock options granted on December 28, 1998, which are not currently exercisable.

(9) Represents less than one percent ownership.

(10) Includes 190,000 shares issuable upon exercise of currently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into five-year employment agreements which were amended to automatically renew for an additional year on July 31st, with Ira Levy, President, and Steven J. Lubman, Vice President, effective July 31, 1996 at a base annual salary of $200,000. These agreements contain non-competition provisions and the payment of "golden parachutes" in the event of a change in control of the Company, as defined. See Item 10. "Executive Compensation-Employment Agreements."

         The Company's executive offices and warehouse facility are leased from Great American Realty of Deer Park Co., a company whose stock is owned 33 1/3 % each by Ira Levy and Steven J. Lubman, officers of the Company and Mark Siegel, a Director. The monthly rental was $6,690 and $5,078 during 1998 and 1997, respectively, increasing at 3% per annum during the term of the lease which expires on December 31, 2008. See Item 2. "Description of Property."

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

         On July 6, 1998, Mark Siegel and David Siegel, were each granted options to purchase 10,000 shares of Common Stock, immediately exercisable at $2.0937 per share in recognition of their services on the Board of Directors.

         On December 28, 1998, Ira Levy and Steven J. Lubman, officers and directors, were granted 2,500,000 and 2,250,000 five year options, respectively, and David Siegel and Mark Siegel, directors, were granted 400,000 and 150,000 options, respectively, each with an exercise price of $2.00 per share. The options are not exercisable until the fourth anniversary date of the date of grant, however, in the event the Company's proposed merger with Orbit is approved by the shareholders, the options shall become immediately exercisable.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)     Exhibits

Exhibit No.     Description
-----------     -----------
    3.1         Certificate of Incorporation of the Company, as amended.  (1)
    3.2         By-Laws of the Company. (1)
    4.1         Form of Underwriter's Warrants. (1)
    4.2         Form of Public Warrant Agreement. (1)
    4.3         Specimen Common Share Certificate. (1)
    4.4         Specimen Class A Warrant Certificate. (1)
   10.1         The Company's 1995 Employee Stock Option Plan. (1)
   10.2         Employment Agreement between the Company and Ira Levy. (1)
   10.3         Employment Agreement between the Company and Steven J.
                Lubman. (1)
   10.4         Revolving Credit Line Agreement between European American Bank and the Company. (1)
 **10.5         Agreement with Great American Realty of Deer Park dated June 1,
                1998.
   10.6         Stock Purchase Agreement dated March 1992 by and between Ira H.
                Levy and Steven J. Lubman. (1)
   10.7         Form of sales representative agreement. (1)
  *10.8         Intel Corporation Purchase Agreement dated January 1, 1998. (1)
 **10.9         Amendment to Employment Agreement between the Company and Ira
                Levy.
 **10.10        Amendment to Employment Agreement between the Company and Steven
                Lubman.
   11.          Computation of Earnings Per Share
   21.1         Subsidiaries of the Company. (1)
 **23.1         Consent of Seligson & Giannattasio, LLP.
 **27.          Financial Data Schedule.

----------
* Confidential Treatment for a portion of the contract has been granted by the Securities and Exchange Commission.

** Filed herewith.

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

                                                     SURGE COMPONENTS, INC.


By: /s/ Steven J. Lubman                             By: /s/ Ira Levy
    ----------------------                               -----------------
    Steven J. Lubman,                                    Ira Levy,
    Principal Financial and Accounting Officer           President


   In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated:

Signature                             Title                         Date
---------                             -----                         ----

/s/ David Siegel
---------------------
David Siegel                   Chairman of the Board           February 26, 1999


/s/ Ira Levy
---------------------
Ira Levy                       President, CEO (Principal       February 26, 1999
                               Executive officer and Director)

/s/ Steven J. Lubman
---------------------
Steven J. Lubman               Secretary and Director          February 26, 1999
                               (Principal Financial Officer)

/s/ Mark Siegel
---------------------
Mark Siegel                    Director                        February 26, 1999

                                  EXHIBIT INDEX


Exhibit No.    Name
-----------    ----
10.5           Lease Agreement with Great American Realty of Deer Park dated
               June 1, 1998
10.9           Amendment to Employment Agreement between the Company and
               Ira Levy.
10.10          Amendment to Employment Agreement between the Company and
               Steve Lubman
11             Computation of Earnings Per Common Share
23.1           Consent of Seligson & Giannattasio, LLP.
27             Financial Data Schedule

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                          Index to Financial Statements
                      for the Year Ended November 30, 1998





Independent Auditors' Report                                          F - 2

Consolidated Balance Sheet                                            F - 3 - 4

Consolidated Statements of Income                                     F - 5

Consolidated Statements of Stockholders' Equity                       F - 6

Consolidated Statements of Cash Flows                                 F - 7 - 8

Notes to Consolidated Financial Statements                            F - 9 - 23

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors
Surge Components, Inc. and Subsidiary



We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and Subsidiary as of November 30, 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended November 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surge Components, Inc. and Subsidiary as of November 30, 1998 and the results of their operations and their cash flows for the two years ended November 30, 1998 in conformity with generally accepted accounting principles.




Seligson & Giannattasio, LLP
N. White Plains, New York
January 21, 1999

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1998




                                 ASSETS (Note 4)

Current assets:
   Cash (Note 2)                                                      $1,387,222
   Marketable securities (Note 2)                                      3,237,928
   Accounts receivable (net of allowance for
    doubtful accounts of $15,724)                                      1,189,966
   Inventory                                                           1,159,111
   Prepaid expenses and taxes                                            209,213
   Cash surrender value                                                   55,157
                                                                      ----------
       Total current assets                                                       $7,238,597

Fixed assets - net of accumulated depreciation of $134,036 (Note 3)                  324,787

Other assets:
   Security deposits                                                       2,985
   Deferred tax asset (Note 8)                                            88,031
                                                                      ----------

       Total other assets                                                             91,016
                                                                                  ----------
       Total assets                                                               $7,654,400
                                                                                  ==========






          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                   $1,105,300
   Accrued expenses and taxes                                            307,960
                                                                      ----------

       Total current liabilities                                                  $1,413,260

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 9, 10, 11, 12 and 14)

Stockholders' equity (Note 6):
   Preferred stock - $.001 par value stock,
     1,000,000 shares authorized, none issued and outstanding                 --
   Common stock - $.001 par value stock,
     25,000,000 shares authorized, 4,852,958
     shares issued and outstanding                                         4,853
   Additional paid-in capital                                          6,369,708
   Unrealized holding gain (Note 2)                                      135,463
   Retained deficit                                                     (268,884)
                                                                      ----------

         Total stockholders' equity                                                6,241,140
                                                                                  ----------
         Total liabilities and stockholders' equity                               $7,654,400
                                                                                  ==========



          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended November 30,
                                                     1998               1997
                                                  -----------     -------------
Sales                                              $8,925,948       $10,887,608
   Less returns and allowances                        198,299            53,810
                                                  -----------     -------------

Net sales                                           8,727,649        10,833,798

Cost of goods sold                                  6,492,116         8,224,670
Inventory reserve (Note 7)                            215,293                --
                                                  -----------     -------------

Gross profit                                        2,020,240         2,609,128
                                                  -----------     -------------

Operating expenses:
   General and administrative
    expenses                                        1,759,685         1,750,010
   Selling and shipping expenses                      897,059           924,481
   Depreciation                                        45,090            54,693
                                                  -----------     -------------

         Total operating expenses                   2,701,834         2,729,184
                                                  -----------     -------------

Loss from operations                                 (681,594)        (120,056)
                                                  -----------     -------------

Other income (expenses):
   Investment income                                  293,898           265,307
   Interest expense                                   (34,936)          (56,012)
   Loss on disposal of assets                          (7,936)               --
                                                  -----------     -------------

         Total other income (expenses)                251,026           209,295
                                                  -----------     -------------

(Loss) income before income taxes                    (430,568)           89,239

Income taxes (Note 8)                                (156,402)           13,889
                                                  -----------     -------------

Net (loss) income                                 $  (274,166)    $      75,350
                                                  ===========     =============

Weighted average shares outstanding
   Basic                                            4,836,835         4,823,958
   Diluted                                          4,836,835         4,964,983
Earnings (loss) per share
   Basic                                          $      (.06)    $         .02
   Diluted                                        $      (.06)    $         .02


          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                                               Additional   Unrealized     Retained       Total
                                  Preferred Stock          Common Stock          Paid-In      Holding      Earnings    Stockholders'
                                  Shares    Amount      Shares       Amount      Capital        Gain       (Deficit)      Equity
                                  ------   ---------   ---------    --------    ----------    --------    -----------   ----------
Balance - December 1, 1996 .....     --    $     --    4,823,958      $4,824    $6,335,862     $35,751     $ (70,068)   $6,306,369
Net unrealized gain in
  marketable securities ........     --          --           --          --            --      40,229            --        40,229
Net income for the period ......     --          --           --          --            --          --        75,350        75,350
                                  -----    --------    ---------  ----------    ----------    --------     ---------    ----------
Balance - November 30, 1997 ....     --          --    4,823,958       4,824     6,335,862      75,980         5,282     6,421,948
Proceeds of issuance of stock ..     --          --       18,000          18        13,614          --            --        13,632
Proceeds of exercised options ..     --          --       11,000          11        20,232          --            --        20,243
Net unrealized gain in
  marketable securities ........     --          --           --          --            --      59,483            --        59,483
Net loss for the period ........     --          --           --          --            --          --      (274,166)     (274,166)
                                  -----    --------    ---------   ---------    ----------    --------     ---------    ----------
Balance - November 30, 1998 ....     --    $     --    4,852,958      $4,853    $6,369,708    $135,463     $(268,884)   $6,241,140
                                  =====    ========    =========    ========    ==========    ========     =========    ==========





          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Year Ended
                                                                        November 30,
                                                                1 9 9 8             1 9 9 7
                                                                -------             -------
OPERATING ACTIVITIES:
   Net (loss) income ...................................     $ (274,166)           $  75,350
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation ..................................         45,090               54,693
         Deferred income taxes .........................        (89,427)              (3,092)
         Provision for losses on accounts receivable ...             --                6,518
         Loss on disposal of assets ....................          7,936                   --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable .................................        354,570             (651,203)
   Inventory ...........................................         69,830              103,703
   Prepaid expenses and taxes ..........................        (78,369)            (109,017)
   Cash surrender value ................................        (25,368)             (13,317)
   Accounts payable ....................................        145,227               (9,881)
   Accrued expenses and taxes ..........................         12,769               12,636
                                                             ----------            ---------
NET CASH PROVIDED BY (USED
   IN) OPERATING ACTIVITIES ............................        168,092             (533,610)
                                                             ----------            ---------
INVESTING ACTIVITIES
   Purchase of marketable securities ...................       (961,075)            (134,460)
   Acquisition of fixed assets .........................       (253,870)              (8,858)
                                                             ----------            ---------
NET CASH USED IN INVESTING ACTIVITIES ..................     (1,214,945)            (143,318)
                                                             ----------            ---------








          See accompanying notes to consolidated financial statements

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                                               November 30,
                                                       1 9 9 8               1 9 9 7
                                                       -------               -------
FINANCING ACTIVITIES
   Net borrowings under
    letter-of-credit agreement ...............      $  (495,495)            $  331,263
   Proceeds from issuance of stock ...........           13,632                     --
   Proceeds from exercised options ...........           20,243                     --
                                                    -----------             ----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ......................         (461,620)               331,263
                                                    -----------             ----------
NET CHANGE IN CASH ...........................       (1,508,473)              (345,665)
CASH AT BEGINNING OF PERIOD ..................        2,895,695              3,241,360
                                                    -----------             ----------
CASH AT END OF PERIOD ........................      $ 1,387,222             $2,895,695
                                                    ===========             ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid .........................      $     2,062             $  150,908
                                                    ===========             ==========
   Interest paid .............................      $    34,936             $   56,012
                                                    ===========             ==========











          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998




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

Marketable Securities

The Company accounts for marketable securities pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities held for sale. The market value of these securities at November 30, 1998 is as follows:

Aggregate cost                                  $3,102,465
Gross unrealized gain                              144,721
Gross unrealized loss                               (9,258)
                                                ----------
                                                $3,237,928
                                                ==========

Cost of the securities used in the computation of realized gains and losses is determined using the average cost method. During 1998 and 1997, there were no sales of these securities.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. The Company measures inventory and cost of goods sold for interim financial statements by use of a historically developed gross profit percentage. Annually, the Company adjusts the inventory to reflect the results of a physical count. No material adjustments were made to adjust to the physical count for the years ended November 30, 1998 and 1997.

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

Allowance for Doubtful Accounts

The Company, due to its customer base has experienced an insignificant amount of bad debts. As a result, the Company has not provided for a material change in the allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 1998 and 1997, the Company's uninsured cash balances totaled $145,998 and $1,190,696, respectively. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Vacation Pay

Employees are required to take vacation in the year of entitlement. Accrued unpaid vacation entitlement has not been significant and, as a result, no accrual has been provided for.

Income Taxes

The Company's deferred income taxes arise primarily from the differences in the recording of inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported based upon the Company's adoption of the Statement of Financial Accounting Standards (SFAS) number 109 "Accounting for Income Taxes".

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

                                NOVEMBER 30, 1998





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

The Company has a number of financial instruments, none of which are held for trading purposes. The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short-term debt approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings Per Share

Earnings per share for the years ended November 30, 1998 and 1997 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants. The Company had a net loss for the year ended November 30, 1998 and, accordingly, common stock equivalents are excluded as the effect would be anti-dilutive.

Effective December 1997, the Company adopted Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". Under this standard, the method for calculating earnings per share was changed and requires the presentation of "basic" and "diluted" earnings per share. Prior period earnings per share have been restated to conform with these provisions.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" which is effective for years beginning after December 15, 1997. This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. The Company will adopt this standard for the fiscal year ended November 30, 1999 and does not believe that adoption would have reflected a material change in amounts reported for the current year.

The Financial Accounting Standards Board has also issued Statement of Financial Standards Number 131 "Disclosures about Segments of an Enterprise, and Related Information" which is effective for years beginning after December 15, 1997. This standard requires disclosures regarding an entity's operating segments, products and services, major customers and geographic areas in which they operate. The Company intends to adopt this standard for the year ended November 30, 1999.

Year 2000 Computer Readiness

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed and implemented a program for Y2K information systems compliance at a cost of approximately $15,600. Accordingly, the Company believes that its financial and information systems are now Y2K compliant. As to third-party relationships, the Company believes that most of these parties intend to be Y2K compliant by January 1, 2000. The costs incurred during fiscal year ended November 30, 1998 were not material and the Company believes that any further costs to be incurred will also not be material.

Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998


NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at November 30, 1998:


  Furniture and fixtures                                           $ 79,299
  Leasehold improvements                                            241,754
  Computer equipment                                                137,770
                                                                   --------
                                                                    458,823
      Less - accumulated depreciation                               134,036
                                                                   --------
      Total fixed assets                                           $324,787
                                                                   ========

Depreciation expense for the years ended November 30, 1998 and 1997 was $45,090 and $54,693, respectively.

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

In April 1998, the Company renewed its letter of credit agreement. The terms and conditions pursuant to this agreement remain unchanged except direct borrowings incur interest at the prime rate. The bankers acceptances totaled $495,495 on November 30, 1997. There were no bankers acceptances on November 30, 1998. Outstanding letters of credit totaled $82,390 on November 30, 1997. There were no outstanding letters of credit on November 30, 1998. At November 30, 1998 and 1997, there were no direct borrowings outstanding.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998




NOTE 5 - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through a salary reduction mechanism. The Company will make a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Net assets in the plan as of November 30, 1998 totaled approximately $110,000. Pension expense for the years ended November 30, 1998 and 1997 was $2,254 and $2,931, respectively.


NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series, with each series to have such designations, rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 1998, none of the shares has been designated.

Public Offering

On August 8, 1996, the Company completed a public offering (the "Public Offering") under the Securities Act of 1933 as amended. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the "Common Shares") and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the July 31, 1996 effective date of the Public Offering at a price of $5.00.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

1995 Employee Stock Option Plan

In January 1996, the Company adopted, and shareholders ratified in February 1996, the 1995 Employee Stock Option Plan ("Option Plan"). The plan provides for the grant of options to qualified employees of the Company and its subsidiary, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 common shares. In March 1998, the plan was amended to increase the number of aggregate common shares available under the plan to 850,000.

Stock option incentive plan activity is summarized as follows:

                                                                   Option Price
                                                       Shares        Per Share
                                                      -------     --------------

     Options outstanding December 1, 1996             146,000      $3.20
     Granted                                          336,000      $1.25 - $3.50
     Canceled                                        (178,000)     $3.20 - $3.50
     Exercised                                             --                 --
                                                      -------

     Options outstanding November 30, 1997            304,000      $1.25 - $3.20
     Granted                                           20,000      $2.09
     Exercised                                        (11,000)     $1.25
                                                      -------

     Options outstanding November 30, 1998            313,000      $1.25 - $3.20
                                                      =======

     Options exercisable November 30, 1998            250,500
                                                      =======

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the year ended November 30, 1998 and 1997 would have been $(245,296) and $(94,091) and $(.05) and $(.02) had the new
method been applied.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

1995 Employee Stock Option Plan (Continued)

Compensation to nonemployees is accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 136% for awards granted in 1998 and 154%, 118% and 37% for awards granted in 1997; risk free interest rate of 6.75%; and expected lives of 4 to 5 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1997. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Consulting Agreement

In August 1996, the Company retained the services of the underwriter for the Public Offering pursuant to a consulting agreement. Under the agreement, the underwriter performed certain financial advisory and investment banking services for the Company in exchange for fees totaling $92,000, which were paid over a one-year period.

Proposed Stock Repurchase

In June 1997, the Company offered to repurchase up to $500,000 worth of the Company's issued and outstanding common shares and warrants on the open market subject to the rules and regulations of the Securities and Exchange Commission. As of the date of this report, no such purchases have been made.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998




NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

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

Additional Shares Issued

On August 10, 1998, the Company issued 18,000 shares of the Company's $.001 par value common stock to an officer of the Company. Compensation was reported based upon the fair market value of the Company's common stock on the date of issuance.

NOTE 7 - RESERVE FOR SLOW MOVING INVENTORY

During the fourth quarter of 1998, the Company and its subsidiary wrote down a portion of their inventories to its net realizable value. The reserves were reflected as a charge to income in the year ended November 30, 1998 totaling $215,293. The inventories reserved were items purchased for specific customers with whom the Company no longer transacts business or new versions of the same product are available at comparable pricing. These items are not readily saleable to other customers.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998




NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are comprised as follows at November 30, 1998:

     Deferred tax asset:
       Inventory reserves                               $88,082

    Deferred tax liability:
       Fixed assets                                          51
                                                        -------
     Net deferred tax asset                             $88,031
                                                        =======

The Company's income tax expense consists of the following:

                                                             Year Ended
                                                            November 30,
                                                     1998                 1997
                                                  ---------             -------
   Current:
       Federal                                    $ (70,934)            $13,186
       States                                         3,959               3,795
                                                  ---------             -------

                                                  $ (66,975)            $16,981
                                                  =========             =======
   Deferred:
       Federal                                    $ (64,515)            $(1,715)
       States                                       (24,912)             (1,377)
                                                  ---------             -------

                                                  $ (89,427)            $(3,092)
                                                  =========             =======

   Provision for income taxes                     $(156,402)            $13,889
                                                  =========             =======

At November 30, 1998, the Company has net operating losses totaling approximately $173,000. The Company has reported refundable income taxes totaling approximately $50,000 relating to the carry back of these losses. Pursuant to New York State law, the Company is required to carry forward approximately $216,000 in net operating losses which will expire in 2018.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998


NOTE 8 - INCOME TAXES (Continued)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                               Year Ended
                                                              November 30,
                                                        1998                1997
                                                        ----                ----
U.S. Federal income tax statutory rate                 (34)%                 34%

State income tax, net of Federal income tax benefit     (6)                   6
Nontaxable dividends                                   (11)                 (18)
Benefit from lower tax brackets                         19                  (15)
Other                                                   (4)                   9
                                                        --                   --

Effective tax rate                                     (36)%                 16%
                                                        ==                   ==

NOTE 9 - RELATED PARTY TRANSACTIONS

Lease

The Company leases office and warehouse space through December 31, 2008 from a corporation which is controlled by officers of the Company. The following is a schedule of future minimum rental payments required at November 30, 1998:

         Year Ending November 30,
                1999                           $ 75,682
                2000                             77,332
                2001                             79,654
                2002                             82,048
                2003                             84,514
                2004 and thereafter             571,440
                                               --------
                                               $970,670
                                               ========

Rental expense for the years ended November 30, 1998 and 1997, was $78,960 and $64,729, respectively.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998

NOTE 9 - RELATED PARTY TRANSACTIONS

Employment Agreements

The Company has employment agreements with two officers of the Company. Among other provisions, the agreement allows for a base salary of $200,000 plus bonuses based on performance through July 30, 2001. The agreement also contains provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, the current officers are not elected to the Board of Directors of the Company and/or is not elected as an officer of the Company and/or there has been a change in the ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, then the non-approving officer may elect to terminate his employment contract and receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.

In March 1998, the employment agreements were amended to extend the term to July 30, 2003 and to provide that on July 30th of each successive year of the agreements, the agreements shall renew for an additional year, so that on each July 30th, there will be five years remaining on the term of the agreements, unless terminated by written nature by either parties.

NOTE 10 - INDEPENDENT REPRESENTATIVES

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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998

NOTE 11 - MAJOR CUSTOMERS

Revenues to single customers in excess of 10% of the Company's total sales consists of the following:

                                                             Year Ended
                                                            November 30,
                                                       1998               1997
                                                    ----------        ----------
Customer A                                          $       --        $1,818,659
Customer B                                           1,446,555         1,419,976
Customer C                                             920,438                --

NOTE 12 - MAJOR SUPPLIERS

Inventory purchased from one supplier in excess of 10% of the Company's total purchases consists of the following:

                                                             Year Ended
                                                            November 30,
                                                       1998               1997
                                                    ----------        ----------
Supplier A                                          $1,264,215        $1,034,783
Supplier B                                           1,206,277         1,376,457
Supplier C                                             730,316                --

NOTE 13 - EXPORT SALES

Export sales consist of the following:

                                                             Year Ended
                                                            November 30,
                                                       1998               1997
                                                    ----------        ----------
Surge Components Inc.
   Canada                                             $ 13,847           $18,835
   Europe                                               39,212            16,284
   Asia                                                209,836            27,298

Challenge/Surge Inc.
   Canada                                              $12,845          $ 73,232
   Europe                                                   --            54,346
   Asia                                                 64,212           310,736

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998



NOTE 14 - SUBSEQUENT EVENTS

Pending Acquisition

On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for 25,000,000 shares of the Company's common stock. The acquisition is subject to the execution of definitive documentation and the satisfaction of conditions precedent.

Employee Stock Options

In December 1998, the Board of Directors authorized the granting of options to purchase 5,300,000 shares of common stock of the Company to certain officers and directors subject to shareholder approval of an increase in the number of shares of common stock included in the Option Plan. The options expire in five years from the date of the grant and are exercisable at $2.00 per share. The options are not exercisable until the fourth anniversary date of the date of grant, however, in the event the Company's proposed merger with Orbit is approved by the shareholders, the options shall become immediately exercisable. The options are exercisable on a cashless basis whereby the Company advances the exercise price to the officers and directors who in turn execute a promissory note, due 180 days from the date the options were exercised.

In December 1998, the Board of Directors authorized the granting of options to purchase 38,000 shares of common stock of the Company at an exercise price of $2.00 to certain employees, pursuant to the Option Plan. The options expire in five years from the date of the grant and are exercisable immediately.

Common Stock

In December 1998, the Board of Directors proposed amending its Certificate of Incorporation to increase the number of common shares authorized from 25,000,000. The proposed increase to the number of common shares is conditioned upon shareholder approval.