Form 10QSB
period 1999-02-28
SURGE COMPONENTS INC
filed 1999-04-13
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB/A-1

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended February 28, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0 - 14188

                             Surge Components, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            New York                                           11-2602030
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

Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999:
4,829,958 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes _______ No ____X____

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                     for the Period Ended February 28, 1999



   PART I .  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

   Consolidated Balance Sheets                                          3 - 4

   Consolidated Statements of Income and Comprehensive Income           5

   Consolidated Statements of Cash Flows                                6

   Notes to Consolidated Financial Statements                           7 - 8


   Item 2.  Management's Discussion and Analysis or Plan of Operation   9 -13


   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                            14

   Signatures                                                           14

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                        February 28,        November 30,
                                                          1 9 9 9             1 9 9 8
                                                          -------             -------
                         ASSETS (Note 4)
                         ------

Current assets:
     Cash                                               $  799,222          $1,387,222
     Marketable securities                               3,153,456           3,237,928
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                     1,168,895           1,189,966
     Inventory                                           1,014,975           1,159,111
     Prepaid expenses and taxes                            181,133             209,213
     Cash surrender value                                   61,499              55,157
                                                        ----------          ----------

         Total current assets                            6,379,180           7,238,597
                                                        ----------          ----------

Fixed assets - net of accumulated depreciation
     of  $145,121 and $134,036                             335,777             324,787
                                                        ----------          ----------

Other assets:
     Security deposits                                       2,985               2,985
     Deferred tax asset                                     88,489              88,031
                                                        ----------          ----------

         Total other assets                                 91,474              91,016
                                                        ----------          ----------

         Total assets                                   $6,806,431          $7,654,400
                                                        ==========          ==========





See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             February 28,          November 30,
                                                               1 9 9 9               1 9 9 8
                                                               -------               -------

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------


Current liabilities:
     Accounts payable                                        $   677,901           $ 1,105,300
     Accrued expenses and taxes                                  116,664               307,960
                                                             -----------           -----------

         Total current liabilities                               794,565             1,413,260
                                                             -----------           -----------

Stockholders' equity:
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                            --                    --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized,
         4,858,958 and 4,852,958 shares issued
         and outstanding, respectively                             4,859                 4,853
     Additional paid-in capital                                6,377,202             6,369,708
     Unrealized holding gain (loss)                               (2,692)              135,463
     Retained deficit                                           (367,503)             (268,884)
                                                             -----------           -----------

         Total stockholders' equity                            6,011,866             6,241,140
                                                             -----------           -----------

         Total liabilities and stockholders' equity          $ 6,806,431           $ 7,654,400
                                                             ===========           ===========





See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                   Three Months Ended
                                                                                       February 28,
                                                                              1 9 9 9               1 9 9 8
                                                                              -------               -------
Sales                                                                       $ 2,224,966           $ 2,447,495
   Less returns and allowances                                                   19,063                72,628
                                                                            -----------           -----------

Net sales                                                                     2,205,903             2,374,867

Cost of goods sold                                                            1,628,287             1,802,999
                                                                            -----------           -----------

Gross profit                                                                    577,616               571,868
                                                                            -----------           -----------

Operating expenses:
   General and administrative
    expenses                                                                    464,811               395,597
   Selling and shipping expenses                                                250,429               193,780
   Depreciation                                                                  11,085                 9,244
                                                                            -----------           -----------

         Total operating expenses                                               726,325               598,621
                                                                            -----------           -----------

Loss from operations                                                           (148,709)              (26,753)

Other income (expense):
   Investment income                                                             52,989                70,674
   Interest expense                                                                (996)               (7,005)
                                                                            -----------           -----------

         Total other income (expense)                                            51,993                63,669
                                                                            -----------           -----------

Income (loss) before income taxes                                               (96,716)               36,916

Income taxes                                                                      1,903                 8,779
                                                                            -----------           -----------

Net (loss) income                                                               (98,619)               28,137

Other comprehensive (loss) income, net of tax
   unrealized holding (loss) gain on securities
   arising during the period                                                   (138,155)               76,467
                                                                            -----------           -----------

         Total comprehensive (loss) income                                  $  (236,774)          $   104,604
                                                                            ===========           ===========

Weighted average shares outstanding
   Basic                                                                      4,855,169             4,823,958
   Diluted                                                                    4,855,169             4,973,409

Earnings per share
   Basic                                                                    $      (.02)          $       .01
   Diluted                                                                  $      (.02)          $       .01

See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                  February 28,
                                                                         1 9 9 9               1 9 9 8
                                                                         -------               -------
OPERATING ACTIVITIES:
   Net (loss) income                                                  $   (98,619)          $    28,137
   Adjustments to reconcile net  income to net cash provided
    by operating activities:
         Depreciation                                                      11,085                 9,244
         Deferred income taxes                                               (458)                 (292)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                     21,071               417,029
   Inventory                                                              144,136               191,198
   Prepaid expenses and taxes                                              21,736                21,210
   Accounts payable                                                      (427,398)              (34,374)
   Accrued expenses and taxes                                            (191,296)             (189,355)
                                                                      -----------           -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (519,743)              442,797
                                                                      -----------           -----------

INVESTING ACTIVITIES
   Purchase of marketable securities                                      (53,682)              (35,097)
   Acquisition of fixed assets                                            (22,075)                 (807)
                                                                      -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (75,757)              (35,904)
                                                                      -----------           -----------

FINANCING ACTIVITIES
   Net borrowings under letter-of-credit agreement                           --                (308,617)
   Proceeds from exercise of employee stock options                         7,500                  --
                                                                      -----------           -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         7,500              (308,617)
                                                                      -----------           -----------

NET CHANGE IN CASH                                                       (588,000)               98,276

CASH AT BEGINNING OF PERIOD                                             1,387,222             2,895,695
                                                                      -----------           -----------

CASH AT END OF PERIOD                                                 $   799,222           $ 2,993,971
                                                                      ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                  $       800           $     1,506
                                                                      ===========           ===========
   Interest paid                                                      $       996           $     7,005
                                                                      ===========           ===========


See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc. and Challenge/Surge, Inc.("Subsidiary") contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1999 and November 30, 1998 and the results of operations and comprehensive income and cash flows for the three months ended February 28, 1999 and 1998.

The consolidated results of operations for the three months ended February 28, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1998.

Reclassifications
-----------------

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - MERGER AGREEMENT

On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for approximately 30,000,000 shares of the Company's common stock. On March 2, 1999, the Company entered into a Merger agreement and Plan of Reorganization with Orbit. The Merger is subject to the satisfaction of conditions precedent.

NOTE 3 - EMPLOYEE STOCK OPTIONS

In December 1998, the Board of Directors authorized the granting of options to purchase 5,300,000 shares of common stock of the Company to certain officers and directors subject to shareholder approval. The options expire in five years from the date of the grant and are exercisable at $2.00 per share. The options are not exercisable until the fourth anniversary of the date of grant, however, in the event the Company's proposed merger with Orbit is approved by the shareholders, the options shall become immediately exercisable. The options are exercisable on a cashless basis whereby the Company advances the exercise price to the officers and directors who in turn execute a promissory note, due 180 days from the date the options were exercised.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 1999


NOTE 3 - EMPLOYEE STOCK OPTIONS (Continued)

In December 1998, the Board of Directors authorized the granting of options to purchase 38,000 shares of common stock of the Company at an exercise price of $2.00 to certain employees, pursuant to the Option Plan. The options expire in five years from the date of the grant and are exercisable immediately.

In January 1999, two employees exercised 6,000 shares at an aggregate exercise price of $7,500.

NOTE 4 - COMMON STOCK

In December 1998, the Board of Directors proposed amending its Certificate of Incorporation to increase the number of common shares authorized from 25,000,000. The proposed increase is conditioned upon shareholder approval.

NOTE 5 - SUBSEQUENT EVENTS

Newly Formed Subsidiary
-----------------------

On March 2, 1999, Surge Acquisition Corporation, a newly-formed wholly-owned subsidiary of the Company, was formed for the purpose of merging with Orbit.

Exercise of Underwriter Warrants
--------------------------------

In March 1999, the underwriters exercised a portion of their warrants received during the Company's July 1996 Initial Public Offering. In exchange for $8,736, the underwriters received 54,600 warrants. These warrants are identical to those issued pursuant to the Company's Public Offering.

Item 2. Management's Discussion and Analysis or Plan of Operation

                  Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's lack of profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Results of Operations

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the three months ended February 28, 1999 decreased by $168,964, or 7%, to $2,205,903 as compared to net sales of $2,374,867 for the three months ended February 28, 1998. This decrease was primarily attributable to the economic effect of the over-abundance of electronic components in the broker distributor market in which the Company's subsidiary, Challenge Surge Inc. ("Challenge"), operates. This has resulted in the migration of some of Challenge's customers to distributors who have established direct factory relationships, in-house offices and inventory in the customer's facilities. This condition may continue into the latter part of 1999, if not longer. The net sales for the Company without Challenge's sales increased by $346,602, or 25% when compared to the three months ended February 28, 1998. This growth was attributable primarily to increased sales volumes as a result of the Company's investment in an increased sales force. There can be no assurance, however, that the growth in sales volume experienced in the past will continue. The Company is attempting to increase sales by introducing new products, hiring more salespeople and sales representatives.

         The Company's gross profit for the three months ended February 28, 1999 increased by $ 5,748, or 1%, as compared to the three months ended February 28, 1998. Gross margin as a percentage of net sales, however, increased from 24.1% for the three months ended February 28, 1998 to 26.2% for the three months ended February 28, 1999. The higher margins were primarily a result of the Company making its operations more efficient by reducing inventory acquisition costs. The Company is making an effort to improve the efficiency of inventory management and has instituted a policy of increasing direct shipments to its customer's factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for the three months ended February 28, 1999 increased by $69,214, or 18%, as compared to the three months ended February 28, 1998. The increase is primarily due to costs associated with additional filings with the Securities and Exchange Commission and costs related to the proposed merger with Orbit Network Inc. The Company's continued investment in personnel is expected to increase overhead in the latter part of 1999.

         Selling and shipping expenses for the three months ended February 28, 1999 increased by $56,649, or 29%, as compared to the three months ended February 28, 1998. This increase is primarily due to the Company's commitment towards increasing sales and its related investment during the second quarter 1998 of additional salespeople. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Website, literature, and participation in trade shows.

         Interest expense for the three months ended February 28, 1999 decreased by $6,009, or 86%, as compared to the three months ended February 28, 1998. This decrease is primarily due to the Company's decreased purchasing through letters of credit and bankers acceptances. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

         Investment income for the three months ended February 28, 1999 decreased by $17,685, or 25%, as compared to the three months ended February 28, 1998. This decrease is primarily due to the Company's use of previously invested funds in its operations.

         As result of the foregoing, the Company had a net loss from operations of $148,709 for the three months ended February 28, 1999, as compared to a net loss from operations of $26,753 for the three months ended February 28, 1998. The Company had net loss of $98,619 for the three months ended February 28, 1999, as compared to net income of $28,137 for the three months ended February 28, 1998.

Liquidity and Capital Resources

         Working capital decreased by $240,722 during the three months ended February 28, 1999 from $5,825,337 at November 30, 1998, to $5,584,615 at
February 28, 1999. This decrease resulted primarily from the decrease in cash, as partially offset by a decrease in accounts payable and accrued expenses and taxes. The Company's Current Ratio improved to 8.0:1 at February 28, 1999, as compared to 5.1:1 at November 30, 1998, as a result of decreased accounts payable. Inventory turned about the same amount in the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. The average number of days to collect receivables decreased from 57 days to 42 days. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of February 28, 1999. As of February 28, 1999 and November 30, 1998, there were no outstanding direct borrowings, outstanding banker's acceptances or letters of credit. Borrowings are collateralized by the assets of the Company.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the global OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company allocated a portion of the net proceeds from its July 1996 public offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The Company renovated its current facilities during 1998. The total cost of the renovation of its current facilities was approximately $237,000. Additionally, the renovation provides additional space for test labs, which allows the Company to provide customers with prompt information regarding the specifications of its products and provides space for additional sales staff. In May 1998, the Company leased an additional 2,500 square feet at its corporate headquarters to facilitate the above changes and improvements, increase warehouse space, improve efficiency and provide for the future expansion of staffing needs.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of the Company will therefore depend on increased sales levels. In March 1999, the Company opened a marketing office in Taiwan. This office will provide marketing and customer service for the Asian market. The cost and related expenses of this office should be minimal since the Company is utilizing the same office space used by its supplier management group.

         Effective January 1, 1996, Challenge entered into an agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement was for one year with a one-year renewal option; however, it is terminable at will by Intel Corporation. Although the contract was not renewed in January 1999, Intel has honored the current contract and is in the process of reviewing any potential ongoing relationship with Challenge. There can be no assurance that Challenge will continue to have a relationship with Intel.

         In March 1999, the Company entered into an agreement with Future Electronics Inc. ("Future") for the marketing, promotion and distribution of Surge's products. The agreement is for a one-year period and automatically renews for one-year periods unless terminated in writing by either party. Future is a world wide authorized distributor of passive components. Management anticipates that this relationship with Future will introduce Surge's products to many new potential customers.

         The Company is in the process of updating its equipment, procedures and personnel which it hopes will better enable itself to attract new customers as well as increase the sales volume with its existing customers, and is seeking to expand sales to its existing customer base by offering a broad range of complementary products. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all information about the Company and its products, which they would consider to include in their design.

         The Company believes that many of its suppliers and customers have Year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the year 2000. The Company commenced a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. The Company has been advised that their own software has been recently designed and developed with a resolution to the Year 2000 Issue and as such the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. Challenge was advised by its computer consultants that some of its software needed to be updated to resolve the Year 2000 Issue. The cost to resolve this problem was $5,600, which was incurred in the year ended November 30, 1998.

         On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for approximately 30,000,000 shares of the Company's common stock. On March 2, 1999, the Company entered into a Merger agreement and Plan of Reorganization with Orbit. The Merger is subject to the satisfaction of conditions precedent.

         During the three months ended February 28, 1999, the Company had net cash used by operating activities of $519,743, as compared to $442,797 provided by operating activities in the three months ended February 28, 1998. The increase in cash used by operating activities resulted from a reduction of accounts payable and accrued expenses.

         The Company had net cash used in investing activities of $75,757 for the three months ended February 28, 1999, as compared to $35,904 for the three months ended February 28, 1998. In April 1998, Challenge, pursuant to its investment program, invested a portion of their operating funds into marketable securities. Additionally, the Company incurred costs related to the improvements of their current facilities.

         The Company had net cash provided by financing activities of $7,500 for three months ended February 28, 1999, as compared to $308,617 used in the three months ended February 28. This increase in the cash provided by financing activities was the result of the proceeds from the exercise of employee stock options and the result of the reduction of net borrowings under the letter-of-credit agreement during the first quarter of 1999. As a result of the foregoing, the Company had a net decrease in cash of $588,000 during the three months ended February 28, 1999, as compared to a net increase of $98,276 for the three months ended February 28, 1998.

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

27.               Statement re:  Financial Data Schedule

                  (b) A current report on Form 8-K was filed by the Company on January 13, 1999 to report an Item 5. Other Event which occurred on December 29, 1998.


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



     Dated:  April 13, 1999