Form 10QSB
period 1999-05-31
SURGE COMPONENTS INC
filed 1999-07-14
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended May 31, 1999

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

Yes X     No
   -----    ------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes      No
   -----   ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999:
4,829,958 shares of common stock, par value $.001 per share.

         Transitional Small Business Disclosure Format (check one):

Yes      No  X
   -----   ------

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                              Index to Form 10-QSB

                        for the Period Ended May 31, 1999



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Income and Comprehensive Income                5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7 - 8


Item 2. Management's Discussion and Analysis or Plan of Operation         9 - 13


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                14

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                   May 31,           November 30,
                                                                  1 9 9 9              1 9 9 8
                                                                  --------           ------------
                   ASSETS

Current assets:
     Cash                                                         $  769,204           $1,387,222
     Marketable securities                                         3,182,360            3,237,928
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                               1,192,874            1,189,966
     Inventory                                                     1,036,959            1,159,111
     Prepaid expenses and taxes                                      168,652              209,213
     Cash surrender value                                             67,841               55,157
                                                                  ----------           ----------
         Total current assets                                      6,417,890            7,238,597
                                                                  ----------           ----------
Fixed assets - net of accumulated depreciation
     of $156,767 and $134,036                                        329,684              324,787
                                                                  ----------           ----------
Other assets:
     Security deposits                                                 2,985                2,985
     Deferred tax asset                                               88,549               88,031
                                                                  ----------           ----------
         Total other assets                                           91,534               91,016
                                                                  ----------           ----------
         Total assets                                             $6,839,108           $7,654,400
                                                                  ==========           ==========




See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                   May 31,           November 30,
                                                                  1 9 9 9              1 9 9 8
                                                                  --------           ------------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $  735,321           $1,105,300
     Accrued expenses and taxes                                      167,837              307,960
                                                                  ----------           ----------
         Total current liabilities                                   903,158            1,413,260
                                                                  ----------           ----------
Stockholders' equity:
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding  --                                              --                   --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized,
         4,858,958 and 4,852,958 shares issued
         and outstanding, respectively                                 4,859                4,853
     Additional paid-in capital                                    6,385,938            6,369,708
     Accumulated other comprehensive income (loss)                   (22,646)             135,463
     Retained deficit                                               (432,201)            (268,884)
                                                                  ----------           ----------
         Total stockholders' equity                                5,935,950            6,241,140
                                                                  ----------           ----------
         Total liabilities and stockholders' equity               $6,839,108           $7,654,400
                                                                  ==========           ==========





See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                    Six Months Ended                Three Months Ended
                                                                         May 31,                          May 31,
                                                                1 9 9 9         1 9 9 8          1 9 9 9         1 9 9 8
                                                                -------         -------          -------         -------
Sales                                                         $4,537,397       $4,255,124      $2,312,431      $1,807,629
   Less returns and allowances                                    38,760          111,640          19,697          39,012
                                                              ----------       ----------      ----------      ----------
Net sales                                                      4,498,637        4,143,484       2,292,734       1,768,617

Cost of goods sold                                             3,319,995        3,145,733       1,691,708       1,342,734
                                                              ----------       ----------      ----------      ----------
Gross profit                                                   1,178,642          997,751         601,026         425,883
                                                              ----------       ----------      ----------      ----------
Operating expenses:
   General and administrative
    expenses                                                     934,322          796,748         469,511         401,151
   Selling and shipping expenses                                 491,369          429,615         240,940         235,835
   Depreciation                                                   22,731           18,488          11,646           9,244
                                                              ----------       ----------      ----------      ----------
Total operating expenses                                       1,448,422        1,244,851         722,097         646,230
                                                              ----------       ----------      ----------      ----------
Loss from operations                                            (269,780)        (247,100)       (121,071)       (220,347)

Other income and (expense):
    Investment income                                            110,406          142,840          57,417          72,166
    Interest expense                                              (2,668)         (19,217)         (1,672)        (12,212)
                                                               ----------       ----------      ----------      ----------
Loss before income taxes                                        (162,042)        (123,477)        (65,326)       (160,393)

Income taxes                                                       1,275              892            (628)         (7,887)
                                                              ----------       ----------      ----------      ----------
Net loss                                                        (163,317)        (124,369)        (64,698)       (152,506)

Other comprehensive (loss) income:
   Unrealized holding (loss) gain on
    securities arising during the period, net of tax            (158,109)          15,983         (19,954)          4,897
                                                              ----------       ----------      ----------      ----------
         Total comprehensive (loss) income                    $ (321,426)      $ (108,386)     $  (84,652)     $ (147,609)
                                                              ==========       ==========      ==========      ==========

Weighted average shares outstanding
   Basic                                                       4,857,084        4,827,645       4,858,958       4,831,251
   Diluted                                                     4,857,084        4,827,645       4,858,958       4,831,251

Earnings (loss) per share
   Basic                                                      $     (.03)      $     (.03)     $     (.01)     $     (.03)
   Diluted                                                    $     (.03)      $     (.03)     $     (.01)     $     (.03)

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Three Months Ended
                                                                                                          May 31,
                                                                                                 1 9 9 9          1 9 9 8
                                                                                                 -------          -------
OPERATING ACTIVITIES:
   Net loss                                                                                    $  (163,317)     $  (124,369)
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation                                                                               22,731           18,488
         Deferred income taxes                                                                        (518)          (1,396)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                                              (2,908)         621,512
   Inventory                                                                                       122,152          155,302
   Other current assets                                                                             27,877           31,224
   Accounts payable                                                                               (369,979)         (16,019)
   Accrued expenses and taxes                                                                     (140,123)        (205,814)
                                                                                                ----------       ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               (504,085)         478,928
                                                                                                ----------       ----------
INVESTING ACTIVITIES
  Purchase of marketable securities                                                               (102,541)        (872,359)
  Acquisition of fixed assets                                                                      (27,628)        (156,729)
                                                                                                ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                                                             (130,169)      (1,029,088)
                                                                                                ----------       ----------
FINANCING ACTIVITIES
   Net borrowings under
    letter-of-credit agreement                                                                          --         (153,762)
   Proceeds from exercise of employee stock options                                                   7500               --
   Proceeds from issuance of stock                                                                   8,736           13,625
                                                                                                ----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 16,236         (140,137)
                                                                                                ----------       ----------
NET CHANGE IN CASH                                                                                (618,018)        (690,297)

CASH AT BEGINNING OF PERIOD                                                                      1,387,222        2,895,695
                                                                                                ----------       ----------
CASH AT END OF PERIOD                                                                           $  769,204       $2,205,398
                                                                                                ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                            $    1,793       $    1,506
                                                                                                ==========       ==========
   Interest paid                                                                                $    2,668       $   19,217
                                                                                                ==========       ==========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of May 31, 1999 and November 30, 1998 and the consolidated results of operations and comprehensive income for the six and three months ended May 31, 1999 and 1998 and consolidated cash flows for the six months ended May 31, 1999 and 1998.

The consolidated results of operations for the six months and three months ended May 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1998.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its directly wholly-owned subsidiaries, Challenge/Surge Inc. ("Challenge") and Surge Acquisition Corporation ("SAC"). All material intercompany transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - MERGER AGREEMENT

On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for approximately 30,000,000 shares of the Company's common stock. On March 2, 1999, the Company entered into a Merger agreement and Plan of Reorganization with Orbit. The Merger is subject to the satisfaction of conditions precedent. In July 1999, both parties agreed to extend the Merger agreement through July 30, 1999 to allow the resolution of certain matters.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999




NOTE 3 - EMPLOYEE STOCK OPTIONS

In April 1999, the Board of Directors authorized the granting of options to purchase 24,000 shares of common stock of the Company at an exercise price of $2.00 to certain employees, pursuant to the Option Plan. The options expire in five years from the date of the grant and are exercisable prorata over a three-year period.

NOTE 4 - EXERCISE OF UNDERWRITER WARRANTS

In March 1999, the underwriters exercised a portion of their warrants received during the Company's July 1996 Initial Public Offering. In exchange for $8,736, the underwriters received 54,600 warrants. These warrants are identical to those issued pursuant to the Company's Public Offering.

Item 2. Management's Discussion and Analysis or Plan of Operation

     Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's ability to complete the merger with Orbit, lack of profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Results of Operations

     Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the six months ended May 31, 1999 increased by $355,153, or 9%, to $4,498,637 as compared to net sales of $4,143,484 for the six months ended May 31, 1998. The Company's net sales for the three months ended May 31, 1999 increased by $524,117, or 30%, to $2,292,734 as compared to net sales of $1,768,617 for the three months ended May 31, 1998. This increase results from an increase in sales of the Company offset in part, by a decrease in sales of the Company's subsidiary, Challenge/Surge Inc. ("Challenge"). The net sales for the Company without Challenge's sales increased by $903,822, or 36% when compared to the six months ended May 31, 1998. This growth was attributable primarily to increased sales volumes as a result of the Company's investment in an increased sales force. There can be no assurance, however, that the growth in sales volume experienced in the past will continue. Challenge's net sales decreased by $533,279, or 33% when compared to the six months ended May 31, 1998. This decrease was primarily attributable to the economic effect of the over-abundance of electronic components in the broker distributor market in which Challenge operates in the beginning of 1999. This has resulted in the migration of some of Challenge's customers to distributors who have established direct factory relationships, in-house offices and inventory in the customer's facilities. However, Challenge's sales for the three months ended May 31, 1999 remained relatively the same as compared to the three months ended May 31, 1998, as a result of the increased scarcity of electronic components in the broker distributor market. There can be no assurance, however, that these improving conditions may continue into latter part of 1999. The Company will continue to attempt to increase sales by introducing new products, hiring more salespeople and sales representatives.

         The Company's gross profit for the six months ended May 31, 1999 increased by $180,891, or 18%, as compared to the six months ended May 31, 1998. The Company's gross profit for the three months ended May 31, 1999 increased by $175,143, or 41%, as compared to the three months ended May 31, 1998. Gross margin as a percentage of net sales increased from 24.1% in the six months ended May 31, 1998 to 26.2% in the six months ended May 31, 1999. The higher margins were primarily a result of the Company making its operations more efficient by reducing inventory acquisition costs. The Company is making an effort to improve the efficiency of inventory management and has instituted a policy of increasing direct shipments to its customer's factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for the six months ended May 31, 1999 increased by $137,574, or 17%, as compared to the six months ended May 31, 1998. For the three months ended May 31, 1999, general and administrative expenses increased by $68,360, or 17%, as compared to the three months ended May 31, 1998. The increase is primarily due to costs associated with additional filings with the Securities and Exchange Commission and costs related to the proposed merger with Orbit Network Inc.

         Selling and shipping expenses for the six months ended May 31, 1999 increased by $61,754, or 14%, as compared to the six months ended May 31, 1998. For the three months ended May 31, 1999, selling and shipping expenses increased by $5,105, or 2%, as compared to the three months ended May 31, 1998. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in additional salespeople during the second quarter 1999. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Website, literature, and participation in trade shows.

         Interest expense for the six months ended May 31, 1999 decreased by $16,549, or 86%, as compared to the six months ended May 31, 1998. Interest expense for the three months ended May 31, 1999 decreased by $10,540, or 86%, as compared to the three months ended May 31, 1998. This decrease is primarily due to the Company's decreased purchasing through letters of credit and bankers acceptances. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

         Investment income decreased by $ 32,434 for the six months ended May 31, 1999 as compared to the six months ended May 31,1998. Investment income decreased by $14,749 for the three months ended May 31, 1999, as compared to the three months ended May 31, 1998. This decrease is primarily due to the Company's use of previously invested funds in its operations.

As a result of the foregoing, the Company had net loss of $163,317 for the six months ended May 31, 1999 as compared to a net loss of $124,369 for the six months ended May 31, 1998. The Company had net loss of $64,698 for the three months ended May 31, 1999, as compared to a net loss of $152,506 for the three months ended May 31, 1998.

Liquidity and Capital Resources

         Working capital decreased by $310,605 during the six months ended May 31, 1999 from $5,825,337 at November 30, 1998, to $5,514,732 at May 31, 1999.
This decrease resulted primarily from the decrease in cash, as partially offset by a decrease in accounts payable and accrued expenses and taxes. The Company's Current Ratio improved to 7.1:1 at May 31, 1999, as compared to 5.1:1 at November 30, 1998, as a result of decreased accounts payable. Inventory turned about the same amount in the six months ended May 31, 1999 as compared to the six months ended May 31, 1998. The average number of days to collect receivables decreased from 57 days to 48 days. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of May 31,1999. As of May 31, 1999 and November 30, 1998, there were no outstanding direct borrowings, outstanding banker's acceptances or letters of credit. Borrowings are collateralized by the assets of the Company. Currently, the Company is in the process of renewing the letter of credit agreement.

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

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of the Company will therefore depend on increased sales levels. In March 1999, the Company opened a marketing office in Taiwan. This office will provide marketing and customer service for the Asian market. The cost and related expenses of this office has been minimal since the Company is utilizing the same office space used by its supplier management group.

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

         The Company has updated its equipment, procedures and personnel in the hopes it will better enable itself to attract new customers as well as increase the sales volume with its existing customers, and is seeking to expand sales to its existing customer base by offering a broad range of complementary products. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all information about the Company and its products, which they would consider to include in their design.

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

         On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for approximately 30,000,000 shares of the Company's common stock. On March 2, 1999, the Company entered into a Merger agreement and Plan of Reorganization with Orbit. The Merger is subject to the satisfaction of conditions precedent. In July 1999, the Company signed an agreement extending the Merger agreement and Plan of Reorganization with Orbit to July 30, 1999.

         During the six months ended May 31, 1999, the Company had net cash used by operating activities of $504,085, as compared to $478,928 provided by operating activities in the six months ended May 31, 1998. The increase in cash used by operating activities resulted from a reduction of accounts payable and accrued expenses.

         The Company had net cash used in investing activities of $130,169 for the six months ended May 31, 1999, as compared to $1,029,088 for the six months ended May 31, 1998. In April 1998, Challenge, pursuant to its investment program, invested a portion of its operating funds into marketable securities. Additionally, the Company incurred costs related to the improvements of its current facilities during 1998.

         The Company had net cash provided by financing activities of $16,236 for six months ended May 31, 1999, as compared to $140,137 used in the six months ended May 31, 1998. This increase in the cash provided by financing activities was the result of the proceeds from the exercise of employee stock options and underwriter warrants and the result of the reduction of net borrowings under the letter-of-credit agreement during the first quarter of 1999. As a result of the foregoing, the Company had a net decrease in cash of $618,018 during the six months ended May 31, 1999, as compared to a net decrease of $690,297 for the six months ended May 31, 1998.

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

27.      Statement re:  Financial Data Schedule

         (b)      A Report on Form 8-K was filed by the Company on March 2,
         1999 to report an Item 5.  Other Event which occurred on March 2, 1999.


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



Dated: July 14, 1999