Form 10QSB
period 1999-08-31
SURGE COMPONENTS INC
filed 1999-10-15
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1999

| | Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0 - 14188
                             Surge Components, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             New York                                     11-2602030
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                    1016 Grand Boulevard, Deer Park, NY 11729
                    -----------------------------------------
                    (Address of principal executive offices)

                                (516) 595 - 1818
                ------------------------------------------------
                (Issuer's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ___X___ No ___ ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999:
4,829,958 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes _______ No __X___

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                              Index to Form 10-QSB

                      for the Period Ended August 31, 1999



PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets                                                3 - 4

Consolidated Statements of Income and Comprehensive Income                 5

Consolidated Statements of Cash Flows                                      6

Notes to Consolidated Financial Statements                                 7 - 8


Item 2. Management's Discussion and Analysis or Plan of Operation          9 -13


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 14

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                August 31,             November 30,
                                                                   1999                    1998
                                                                ----------             ------------

                           ASSETS


Current assets:
     Cash                                                     $   498,886               $1,387,222
     Marketable securities                                      3,033,478                3,237,928
     Accounts receivable (net of allowance for
       doubtful accounts of $15,724)                            2,093,746                1,189,966
     Inventory                                                  1,270,666                1,159,111
     Prepaid expenses and taxes                                   160,303                  209,213
     Cash surrender value                                          74,183                   55,157
                                                               ----------               ----------

         Total current assets                                   7,131,262                7,238,597
                                                               ----------               ----------

Fixed assets - net of accumulated depreciation
     of  $169,660 and $134,036                                    327,594                  324,787
                                                               ----------               ----------

Other assets:
     Security deposits                                              2,985                    2,985
     Deferred tax asset                                            93,297                   88,031
                                                               ----------               ----------

         Total other assets                                        96,282                   91,016
                                                               ----------               ----------

         Total assets                                          $7,555,138               $7,654,400
                                                               ==========               ==========



See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                                 August 31,            November 30,
                                                                    1999                  1998
                                                                 ----------            ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                              $1,355,071           $1,105,300
     Accrued expenses and taxes                                       158,872              307,960
                                                                   ----------          -----------

         Total current liabilities                                  1,513,943            1,413,260
                                                                   ----------           ----------

Stockholders' equity:
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                                  --                   --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized,
         4,858,958 and 4,852,958 shares issued
         and outstanding, respectively                                  4,859                4,853
     Additional paid-in capital                                     6,385,938            6,369,708
     Accumulated other comprehensive income (loss)                    (60,664)             135,463
     Retained deficit                                                (288,938)            (268,884)
                                                                   -----------          ----------

         Total stockholders' equity                                 6,041,195            6,241,140
                                                                   ----------           ----------

         Total liabilities and stockholders' equity                $7,555,138           $7,654,400
                                                                   ==========           ==========





See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                           Nine Months Ended                    Three Months Ended
                                                                August 31,                           August 31,
                                                          1999               1998               1999              1998
                                                        -------             -------            -------          -------
Sales                                                $7,902,558           $6,374,365         $3,365,161          $2,119,241
   Less returns and allowances                           62,772              140,537             24,012              28,896
                                                     ----------           ----------        -----------         -----------

Net sales                                             7,839,786            6,233,828          3,341,149           2,090,345

Cost of goods sold                                    5,785,762            4,732,721          2,465,767           1,586,988
                                                     ----------           ----------         ----------          ----------

Gross profit                                          2,054,024            1,501,107            875,382             503,357
                                                     ----------           ----------         ----------          ----------

Operating expenses:
   General and administrative
    expenses                                          1,440,718            1,241,129            506,396             444,380
   Selling and shipping expenses                        747,204              628,815            255,835             199,200
   Depreciation                                          35,624               36,800             12,893              18,312
                                                     ----------           ----------        -----------         -----------

Total operating expenses                              2,223,546            1,906,744            775,124             661,892
                                                     ----------           ----------         ----------         -----------

Income (loss) from operations                          (169,522)            (405,637)           100,258            (158,535)

Other income and (expense):
    Investment income                                   166,043              215,236             55,637              72,396
    Interest expense                                     (9,281)             (33,971)            (6,613)            (14,756)
    Loss on sale of securities                          (10,323)                  --            (10,323)                 --
                                                     ----------           ----------        -----------         -----------

Income (loss) before income taxes                       (23,083)            (224,372)           138,959            (100,895)

Income taxes                                            (3,029)                  989            (4,304)                  97
                                                     ----------           ----------        -----------         -----------

Net income (loss)                                       (20,054)            (225,361)           143,263            (100,992)

Other comprehensive (loss) income:
   Unrealized holding (loss) gain on securities
    arising during the period, net of tax              (206,450)              18,145            (48,341)              2,613
   Reclassification adjustment loss
     on sale of securities                               10,323                   --             10,323                  --
                                                     ----------           ----------        -----------         -----------

Total comprehensive (loss) income                     $(216,181)         $  (207,216)       $   105,245          $  (98,379)
                                                      =========          ===========        ===========          ==========

Weighted average shares outstanding
   Basic                                              4,857,713            4,831,480          4,858,958           4,839,067
   Diluted                                            4,857,713            4,831,480          4,985,030           4,839,067

Earnings (loss) per share
   Basic                                             $       --          $     (.05)         $      .03           $   (.02)
   Diluted                                           $       --          $     (.05)         $      .03           $   (.02)



See accompanying notes to consolidated financial

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                               August 31,
                                                                                           1999             1998
                                                                                         -------           -------
OPERATING ACTIVITIES:
   Net loss                                                                             $  (20,054)    $   (225,361)
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation                                                                       35,624           36,800
         Deferred income taxes                                                              (5,266)          (1,396)
        Loss on sale of securities                                                          10,323               --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                                    (904,424)         330,503
   Inventory                                                                              (111,555)          84,386
   Other current assets                                                                     30,528           14,766
   Accounts payable                                                                        246,469          160,520
   Accrued expenses and taxes                                                             (145,783)        (167,258)
                                                                                       ------------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (864,138)         232,960
                                                                                        -----------      ----------

INVESTING ACTIVITIES
  Purchase of marketable securities                                                       (151,585)        (913,401)
  Acquisition of fixed assets                                                              (38,432)        (225,886)
  Proceeds from marketable securities                                                      149,583                --
                                                                                       ------------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                      (40,434)       (1,139,287)
                                                                                       ------------      -----------

FINANCING ACTIVITIES
   Net borrowings under
    letter-of-credit agreement                                                                  --          (92,775)
    Proceeds from issuance of stock                                                         16,236           33,875
                                                                                       -----------       ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         16,236          (58,900)
                                                                                       -----------       -----------

NET CHANGE IN CASH                                                                        (888,336)        (965,227)

CASH AT BEGINNING OF PERIOD                                                              1,387,222        2,895,695
                                                                                       -----------       ----------

CASH AT END OF PERIOD                                                                  $   498,886       $1,930,468
                                                                                       ===========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                   $     1,793       $    1,962
                                                                                       ===========       ==========
   Interest paid                                                                       $     9,281       $   33,932
                                                                                       ===========      ===========



See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc. and subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 1999 and November 30, 1998 and the consolidated results of operations and comprehensive income for the nine and three months ended August 31, 1999 and 1998 and consolidated cash flows for the nine months ended August 31, 1999 and 1998.

The consolidated results of operations for the nine months and three months ended August 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - MERGER AGREEMENT

On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for approximately 30,000,000 shares of the Company's common stock. On March 2, 1999, the Company entered into a Merger Agreement and Plan of Reorganization with Orbit. In August 1999, both parties agreed to terminate the Merger Agreement.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1999






NOTE 3 - SUBSEQUENT EVENTS

Employee Stock Options
----------------------

On September 2, 1999, the Board of Directors authorized the granting of options to purchase 120,000 shares of common stock of the Company at an exercise price of $1.22 per share to the officers and the Board of Directors of the Company and 5,000 shares of common stock at an exercise price of $1.46 per share to a consultant.

Pending Merger
--------------

On October 8, 1999, the Company signed a Merger Agreement and Plan of Reorganization with Global Datatel, Inc. ("GDI"). Upon completion of the proposed merger the Company will operate as a wholly-owned subsidiary of GDI. Pursuant to the agreement, shareholders of the Company will receive approximately 2,430,000 shares in GDI in exchange for all of the Company's outstanding stock on a one for two basis. The Company's publicly held warrants will be exchanged on a one for one basis for GDI warrants with the same exercise price and expiration date. The acquisition is subject to shareholder approval, due diligence and the satisfaction of conditions precedent.

Promissory Note
---------------

In October 1999, the Company loaned $1,000,000 to GDI. The loan, which is due June 1, 2000, incurs interest at the rate of ten percent (10%) per annum and is collateralized by 300,000 shares of GDI stock. On the completion of the Merger with GDI, the outstanding principal balance and accrued interest of the loan will be forgiven.

Item 2. Management's Discussion and Analysis or Plan of Operation

     Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's lack of historical profitability, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"). Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Results of Operations

          Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the nine months ended August 31, 1999 increased by $1,605,958, or 26%, to $7,839,786 as compared to net sales of $6,233,828 for the nine months ended August 31, 1998. The net sales for the Company without Challenge's sales increased by $1,398,586, or 35% when compared to the nine months ended August 31, 1998. The Company's net sales for the three months ended August 31, 1999 increased by $1,250,804, or 60%, to $3,341,149 as compared to net sales of $2,090,345 for the three months ended August 31, 1998. This growth was attributable primarily to increased sales volumes as a result of the Company's investment in an increased sales force. There can be no assurance, however, that these improving conditions will continue in the latter part of 1999. The Company will continue to attempt to increase sales by introducing new products, hiring more salespeople and sales representatives.

         The Company's gross profit for the nine months ended August 31, 1999 increased by $552,917, or 37%, as compared to the nine months ended August 31, 1998. The Company's gross profit for the three months ended August 31, 1999 increased by $372,025, or 74%, as compared to the three months ended August 31, 1998. The higher margins were primarily a result of the Company making its operations more efficient by reducing inventory acquisition costs. The Company is making an effort to improve the efficiency of inventory management and has instituted a policy of increasing direct shipments to its customer's factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for the nine months ended August 31, 1999 increased by $199,589, or 16%, as compared to the nine months ended August 31, 1998. For the three months ended August 31, 1999, general and administrative expenses increased by $62,016, or 14%, as compared to the three months ended August 31, 1998. These increases are primarily due to costs associated with additional filings with the Securities and Exchange Commission and costs related to the terminated merger with Orbit Network Inc. Also, the increase is due to the hiring of additional staff such as office, purchasing and warehouse personnel.

         Selling and shipping expenses for the nine months ended August 31, 1999 increased by $118,389, or 19%, as compared to the nine months ended August 31, 1998. For the three months ended August 31, 1999, selling and shipping expenses increased by $56,635, or 28%, as compared to the three months ended August 31, 1998. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in additional salespeople during the second quarter 1999. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Website, literature, and participation in trade shows.

         Investment income decreased by $ 49,193 for the nine months ended August 31, 1999 as compared to the nine months ended August 31,1998. Investment income decreased by $16,759 for the three months ended August 31, 1999, as compared to the three months ended August 31, 1998. This decrease is primarily due to the Company's use of previously invested funds in its operations.

         Interest expense for the nine months ended August 31, 1999 decreased by $24,690, or 73%, as compared to the nine months ended August 31, 1998. Interest expense for the three months ended August 31, 1999 decreased by $8,143, or 55%, as compared to the three months ended August 31, 1998. These decreases are primarily due to the Company's decreased purchasing through letters of credit and bankers acceptances. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

         As a result of the foregoing, the Company had net loss of $20,054 for the nine months ended August 31, 1999 as compared to a net loss of $225,361 for the nine months ended August 31, 1998. The Company had net income of $143,263 for the three months ended August 31, 1999, as compared to a net loss of $100,992 for the three months ended August 31, 1998.

         In September 1999, Taiwan was subjected to an earthquake. The Company has been informed by its suppliers in Taiwan that their facilities experienced minor damage which should cause no material interruption in the supply of the Company's products.

Liquidity and Capital Resources

         Working capital decreased by $208,018 during the nine months ended August 31, 1999 from $5,825,337 at November 30, 1998, to $5,617,319 at August
31, 1999. This decrease resulted primarily from the decrease in cash and marketable securities, as partially offset by an increase in accounts receivable and accounts payable. The Company's Current Ratio changed to 4.7:1 at August 31, 1999, as compared to 5.1:1 at November 30, 1998, as a result of increased accounts payable. Inventory turned a little slower in the nine months ended August 31, 1999 as compared to the nine months ended August 31, 1998. The average number of days to collect receivables remained about the same at 57 days. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. The Company was in compliance with the required financial ratios as of August 31,1999. As of August 31, 1999 and November 30, 1998, there were no outstanding direct borrowings, outstanding banker's acceptances or letters of credit. Borrowings are collateralized by the assets of the Company. Currently, the Company is in the process of renewing the letter of credit agreement.

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

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of the Company will therefore depend on increased sales levels. In March 1999, the Company opened a marketing office in Taiwan. This office will provide marketing and customer service for the Asian market. The cost and related expenses of this office has been minimal since the Company is utilizing the same office space used by its supplier management group. The Company has been advised that this facility suffered only minor damage in the September 1999 earthquake.

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

         The Company has updated its equipment, procedures and personnel in the hopes it will better enable itself to attract new customers as well as increase the sales volume with its existing customers, and is seeking to expand sales to its existing customer base by offering a broad range of complementary products. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all information about the Company and its products, which they would consider to include in their design. The Company is currently updating its Website capability.

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

         On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. ("Orbit") in exchange for approximately 30,000,000 shares of the Company's common stock. On March 2, 1999, the Company entered into a Merger Agreement and Plan of Reorganization with Orbit. The Merger was subject to the satisfaction of conditions precedent. In August 1999, both parties agreed to terminate the Merger agreement.

         On October 8, 1999, the Company signed a Merger Agreement and Plan of Reorganization with Global Datatel, Inc. ("GDI"). Upon completion of the proposed merger the Company will operate as a wholly owned subsidiary of GDI. Pursuant to the agreement, shareholders of the Company will receive approximately 2,430,000 shares in GDI in exchange for all of the Company's outstanding stock on a one for two basis. The Company's publicly held warrants will be exchanged on a one for one basis for GDI warrants with the same exercise price and expiration date. The acquisition is subject to shareholder approval, due diligence and the satisfaction of conditions precedent.

         In October 1999, the Company loaned $1,000,000 to GDI. The loan, which is due June 1, 2000, incurs interest at the rate of ten percent (10%) per annum and is collateralized by 300,000 shares of GDI stock. On the completion of the Merger with GDI, the outstanding principal balance and accrued interest of the loan will be forgiven.

         During the nine months ended August 31, 1999, the Company had net cash used in operating activities of $864,138, as compared to $232,960 provided by operating activities in the nine months ended August 31, 1998. The increase in cash used by operating activities resulted mainly from an increase in accounts receivable.

         The Company had net cash used in investing activities of $40,434 for the nine months ended August 31, 1999, as compared to $1,139,287 for the nine months ended August 31, 1998. In April 1998, Challenge, pursuant to its investment program, invested a portion of its operating funds into marketable securities. Additionally, the Company incurred costs related to the improvements of its current facilities during 1998.

         The Company had net cash provided by financing activities of $16,236 for nine months ended August 31, 1999, as compared to $58,900 used in the nine months ended August 31, 1998. This increase in the cash provided by financing activities was the result of the proceeds from the exercise of employee stock options and underwriter warrants and the result of the reduction of net borrowings under the letter-of-credit agreement during the first quarter of 1999. As a result of the foregoing, the Company had a net decrease in cash of $888,336 during the nine months ended August 31, 1999, as compared to a net decrease of $965,227 for the nine months ended August 31, 1998.

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



Dated: October 14, 1999