Form 10KSB
period 1999-11-30
SURGE COMPONENTS INC
filed 2000-02-25
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: November 30, 1999

                         Commission file number 0-14188

                             SURGE COMPONENTS, INC.
                 (Name of small business issuer in its charter)

                   New York                            11-2602030
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)


   1016 Grand Boulevard, Deer Park, New York                 11729
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (631) 595-1818

Securities registered under Section 12(b) of the Exchange Act:
         Common Shares, $.001 par value
         Redeemable Class A Common Share Purchase Warrants

Securities registered under Section 12(g) of the Exchange Act:
         Common Shares, $.001 par value
         Redeemable Class A Common Share Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (check) No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's net sales for its most recent fiscal year. $12,147,025

The aggregate market value of the 4,389,959 shares of voting stock held by non-affiliates of the Registrant, as of February 16, 2000 when the closing sale price was $6.875 per share, was $30,180,968 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the issuer's common shares, par value $.001 per share, as of February 16, 1999, was 4,928,958

Documents Incorporated by Reference:  None (See Item 14--Exhibits)

                                     PART I

Introductory Comment - Forward-Looking Statements.

         Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities & Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of Surge Components, Inc. and/or its wholly owned subsidiary, Challenge/Surge, Inc. ("we," "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations and the industry as a whole and management's good faith judgement. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," " believe," "estimate," "anticipate," "intends," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

o   the Company's historical losses,
o the overall level of business and consumer spending for electronic components,
o   the market acceptance and amount of sales of the Company's products,
o the extent that the Company's distribution network and marketing programs achieve satisfactory response rates,
o   the efficiency of the Company's development and manufacturing operations,
o   the competitive environment within the electronic components industry,
o   the Company's ability to raise additional capital if and as needed,
o   the cost-effectiveness of the Company's product development activities,
o the extent to which the Company is successful in developing, manufacturing, distributing and licensing products which are accepted by the market,
o the success of the Acquisitions contemplated by the Company of Global Datatel, Inc. and Mail Encrypt.com, Inc., and entrance of the Company into the Internet business, and
o the other factors and information disclosed in other sections of this Annual Report on Form 10-KSB.

         Shareholders and all other persons reading this Form 10-KSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         Surge's products are manufactured predominantly in Asia by approximately 15 independent manufacturers. The Company does not have any binding long-term supply, distribution or franchise agreements with its distributors. The Company acts as the exclusive sales agent through independent sales representative organizations in North America for many of its manufacturers pursuant to oral agreements. Through the Company's wholly-owned subsidiary, Challenge/Surge, Inc., the Company also engages in the broker distribution business. In such business, Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge historically purchased such components and products in the open market on the best available terms and generally keeps small inventories. During the latter part of 1999, Challenge began selling two new product lines which required maintaining higher inventory levels. Challenge's revenues are generally derived from the mark-up on the sale of tangible products. Challenge operates as a separate entity and has certain sales representatives of its own, but generally shares management and facilities with the Company.

         The acquisition of Orbit Network, Inc. ("Orbit"), as disclosed by the Company in prior filings, was terminated by the Company's Board of Directors in August of 1999.

         On December 8, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") the terms of which provide for the acquisition of all of the assets and certain liabilities (the "Global Acquisition") of Global Datatel, Inc., a Nevada corporation ("Global") by a wholly owned Delaware subsidiary of the Company. The Purchase Agreement replaced a prior Merger Agreement and Plan of Reorganization with Global, dated October 8, 1999. On February 16, 2000, the Company entered into a Merger Agreement and Plan of Reorganization (the "ME Merger Agreement") with MailEncrypt.com Inc. ("Mail"), the terms of which provide for the statutory merger of Mail (the "ME Merger") into a wholly-owned Delaware subsidiary of the Company. Both transactions provide, that if the transactions are approved by shareholders of all required parties, then the Company will be reincorporated in Delaware as a holding company named Superus Holdings, Inc. ("Superus"), wherein the existing holders of the Company's Common Shares, par value $.001 per share ("Common Shares") will receive a tracking stock (the "Class A Common Stock") of Superus, relating solely to the performance and assets of the Company and the Company's assets will be transferred to a wholly owned subsidiary of Superus. Superus will issue a second tracking stock (the "Class B Common Stock"), directly to the Mail and Global stockholders as sole consideration for the Global Acquisition and ME Merger. Both the Purchase Agreement and the ME Merger Agreement, by their terms, acknowledge the issuance to certain officers and directors of 5,300,000 options to purchase Common Shares, which were originally issued in connection with the terminated Orbit Transaction (the "Orbit Options").

         Both the Global Acquisition and the ME Merger are subject to, among other things, Global and Mail shareholder approval of execution of definitive ancillary agreements, obtaining a fairness opinion from an independent investment banker, the completion of appropriate ongoing due diligence and approval of the respective Boards of Directors. Therefore, there can be no assurance that the proposed transactions will be completed, or if completed, will be on substantially the same terms as proposed.

         The Company was incorporated under the laws of the State of New York on November 24, 1981. The Company completed an initial public offering of its securities in 1984 and a second offering (the "Public Offering") in August 1996 in which it received net proceeds of approximately $4,807,000. The Company's principal executive offices are located at 1016 Grand Boulevard, Deer Park, New York 11729; and its telephone number is (631) 595-1818. Challenge/Surge, Inc. is a New York corporation, was formed in 1988, and is a wholly owned subsidiary of the Company ("Challenge").


Industry Background

         The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and resistors), and electro mechanical, interconnect and computer products. The Company focuses its efforts on the distribution of capacitors and discrete components, a small subset of the electronics component market.

         The electronics industry has been characterized by intense price cutting and rapid technological changes and development which could materially adversely affect the Company's future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of the Company's products, as well as all distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components including the Company's products. Accordingly, any downturn in the electronics industry in general, could adversely affect the Company's business and results of operations. There are forces of change affecting the wholesale distribution industry, including the electronics industry. Those forces of change, as described in the 1998 Arthur Andersen report entitled "Facing the Forces of Change", include electronic commerce, supply chain integration, strategic alliances and globalization. The Company is finding itself needing to address these dynamics as it plans its strategy for the next several years. While Global and Mail each have less revenues than the Company, both of their businesses are primarily Internet related. The Internet industry is also categorized as rapidly developing and changing. Moreover, the technology industry as a whole, and Internet companies in particular, tend to be extremely sensitive to the economy and fluctuating Interest rates.

Products

         The Company supplies a wide variety of electronic components bearing the Company's private "Surge" label which can be broadly divided into two categories -- capacitors and discrete components. For both of the fiscal years ended November 30, 1998 ("Fiscal 1998") and November 30, 1999 ("Fiscal 1999"), capacitors accounted for approximately 79% of the Company's sales while discrete components accounted for approximately 21% of the Company's sales. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by the Company under the Surge name or brokered by Challenge are set forth below.

Capacitors

         A capacitor is an electrical energy storage device used in the electronics industry for varied applications, principally as elements of resonant circuits, in coupling and bypass applications, blockage of DC current, as frequency determining and timing elements, as filters and delay-line components, and in voltage transient suppression (circuit protection devices). The Company's product line of capacitors includes:

         Aluminum Electrolytic Capacitors. These capacitors, which are the Company's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. The Company's supplier in Taiwan has one of the largest facilities for
--------
(1)Published by Distribution Research and Education Foundation, Washington, D.C.

these products in Taiwan. This facility is fully certified for the International Quality Standard ISO 9002, which means that it meets certain stringent requirements established in Europe and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information. This system is also intended and designed to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This permits the Company to monitor its quality control/manufacturing process information and to respond to any customer questions.

         Ceramic Disc Capacitors. These capacitors are the least expensive and are widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost consumer products including appliances, games and toys.

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

         Rectifiers. Low power semiconductor rectifiers are devices that convert alternating current ("AC" power) into one directional current ("DC" power) by permitting current in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. The Company sells a wide variety of rectifiers, including Schottky barrier rectifiers (a high speed rectifier which utilizes a metal to silicon barrier), super-fast rectifiers, ultra-fast/high efficiency rectifiers, fast recovery rectifiers (the time within which the current recovers from spikes of voltage or current), fast recovery glass passivated rectifiers (a chip coated with a glass material to protect the component from thermal stress in a circuit), silicon rectifiers (utilize silicon rectifying cells designed to withstand large currents and high voltages), soft recovery/fast switching rectifiers, high voltage rectifiers, bridge rectifiers (connect multiple circuits in parallel), flat pack surface mount rectifiers (chip style used in miniaturization), self package surface mount rectifiers (chip style without leads and used in miniaturization) and auto rectifiers. ISO 9002 and QS 9000 automotive certification is giving Surge an opportunity to market its products in the automotive segment.

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

         New Products. The Company is in the process of introducing new discrete semiconductor components and capacitors which are intended to complement the Company's existing product lines. These products are ones that are commonly used in the same circuit designs as certain of Surge's other products and will further provide a one-stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. The Company is currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. The Company is also marketing multilayer ceramic capacitors widely used in computers and telecommunications applications for filtering. The Company also plans to enter the Internet and E-commerce business by acquiring Global and Mail. There is no assurance that the acquisition of these entities' businesses will be completed, or that if successful, that the Company will be able to compete successfully. Moreover, as the Internet industry is relatively young, there is no way to predict future performance of these businesses, or of the industry as a whole.

Inventory

         The Company's products have been historically stable in price and have not been very susceptible to obsolescence as are many other electronic components. In order to obtain the best available price from its suppliers, the Company will typically waive the right to obtain refunds if prices are subsequently lowered prior to the Company's sale of the products, as well as the right to return inventory to manufacturers. The Company generally tries to pass these savings on to its customers. The Company intends to implement a bar code system to improve the efficiency of its inventory control. A bar code system will enable the Company to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received and create customer invoices based on shipments made to them.

         In order to adequately service its customers' needs, the Company believes that it is necessary to maintain large inventories which makes the Company more susceptible to price and technology changes. The Company has used the proceeds of its Public Offering to maintain its inventories. At any given time, the Company attempts to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. The Company's inventory currently contains more than 50 million component units consisting of more than 3,000 different part numbers. Although the number of components and products will continue to increase as the Company continues to increase its inventories, it will still generally maintain a two to four month inventory. The Company's products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. In Fiscal 1999 and 1998, the average per component sales price of the products sold by the Company was approximately $.07. As of November 30, 1999 and November 30, 1998, the Company maintained an inventory of $1,442,067 and $1,159,111, respectively.

         Challenge is in the broker distribution business and fills orders from customers which need electronic components and products that are not readily available from their suppliers. Currently, there is an shortage of electronics products in the United States markets. The shortage of electronic products has resulted in increased business among broker distributors. An increase in Challenge's broker distribution business is reflected in the increase in net sales from $2,922,643 in Fiscal 1998 to $4,671,404 in Fiscal 1999. Challenge currently maintains larger inventories. Challenge is seeking to obtain product rights to certain brand name product lines and establish direct relationships with those manufacturers.

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

Manufacturing

         Surge obtains substantially all of its products from manufacturers in Asia while Challenge historically purchased its products domestically although it has entered into certain foreign purchase agreements. Approximately 57% of the total goods purchased by Surge in Fiscal 1999 were manufactured in foreign countries, with the majority purchased in Taiwan 52%, China 26%, South Korea 10%, India 4%, Hong Kong 5% and Japan 3%. The Company purchases its products from approximately 15 different manufacturers, for many of which the Company acts as exclusive sales agent in North America. While these manufacturers are often the leading suppliers for OEMs, especially in the consumer market which is extremely price sensitive, they are typically not the largest manufacturers for these products. Management believes, however, that these manufacturers usually offer lower prices and quicker response times than some of the largest manufacturers. Most of the facilities which manufacture products for the Company have obtained or have applied for the International Quality Standard ISO 9002 certification. The Company predominantly purchases its products in United States currency in order to minimize the risk of currency fluctuations. In most cases, the Company utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. The products are manufactured to the Company's order with the "Surge" logo and label. The Company is continually building relationships with suppliers and from time to time adds new suppliers when needed. The Company's relationships with many of its suppliers date back to the commencement of the Company's import operations in 1983.

         The Company generally does not enter into any binding, long term, written agreements with any of its suppliers. Based upon the experience of the Company's Management and the Company's positive working relationship with its current manufacturers, the Company does not believe that written agreements are, or shall be in the foreseeable future, necessary to continue to obtain its products. The Company has established payment terms with its manufacturers including letters of credit and 60 day open account terms.

         For Fiscal 1999 two suppliers each accounted for in excess of 10% of the Company's net purchases. The two are Lifu Electronics, a Taiwanese company, and Master Instrument New York Company, Inc., a New York corporation. Purchases from these suppliers in Fiscal 1999 were approximately $1,761,131, and $1,288,116, respectively, or 19.9% and 14.5%, respectively. In Fiscal 1998 purchases from the foregoing two suppliers were approximately $1,264,215 and $1,206,277, respectively, or 20.2% and 19.2%, respectively, of total purchases, with purchases of a third supplier of $730,316, or 11.6% of total purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either readily available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. Nevertheless, the loss of, or a significant disruption in, the relationship with any or all of the Company's two major suppliers would most likely have a material adverse effect on its business and results of operations until a suitable replacement could be obtained.

Marketing And Sales

         The Company's sales efforts are directed towards OEM customers in numerous industries where the Company's products have wide application. The Company currently employs eleven sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships. The Company's executive officers also devote a significant amount of time to developing and maintaining continuing relations with the Company's key customers.

         The Company uses independent sales representatives or organizations, which often specialize in specific products and areas and, therefore, have specific knowledge of and contacts in particular markets. Sales by the independent organization Win-Cor Electronics Sales Corp. represented approximately 15% of sales of the Company for Fiscal 1999. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess the expertise which enhances the scope of the Company's marketing and sales efforts. This permits the Company to avoid the significant costs associated with creating a direct marketing network. The Company has maintained relationships with certain of its sales organizations since 1988 and continues to engage new sales organizations as needed. The Company believes that additional sales organizations and representatives are available, if required.

         The Company engages independent sales representative organizations in various regions throughout the United States for marketing to OEM customers and distributors. In August 1999, the Company replaced its West Coast Regional Sales Manager and at the same time the Company restructured its management so as to subdivide its former Midwest Regional Sales Manager's duties among the West Coast and East Coast Regional Sales Managers. The Company believes that such regional sales managers will ensure that the Company's sales activities function properly. The Company has initiated a formal national distribution program to attract more distributors to promote Surge products. Surge has appointed a National District Manager to develop and manage this program. The Company expects this market segment to contribute significantly to the Company's sales growth over time.

         Many OEMs require their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. In that regard, in order to service the growing importance of the electronics community, during 1998 the Company opened a quality support/engineering location and a sales location in California.In March 1999, the Company opened a marketing office in Taiwan. This office will provide marketing and customer service for the Asian market. The cost and related expenses of this office have been minimal since the Company is utilizing the same office space used by its supplier management group. The Company has been advised that this facility suffered only minor damage in the September 1999 earthquake. There are no current plans to open additional locations.

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

         Effective January 1, 2000, Challenge entered into a verbal agreement which renewed a prior agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement replaces a written agreement entered into with Intel Corporation. The agreement is for one year and is terminable at will by Intel Corporation. There can be no assurance Challenge will continue to have a relationship with Intel.

         As of November 30, 1999, the Company had distribution arrangements with 18 sales representative organizations. Sales organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to agreements with independent sales representatives, such representatives are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the Company's products. They develop a territory by selling to both distributors and OEMs. These agreements are terminable on written notice by either party or if breached by either party.

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

         Other Company marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company has produced an exhibit for display at electronics trade shows throughout the year. The Company's products were promoted at electronic distribution shows in Las Vegas, Nevada in 1998 and 1999 and intends to exhibit at the May 2000 show to continue its commitment and focus on the distribution segment of the industry. The Company produces sales literature to advertise the Company's products and to participate in additional trade shows.

Customers

         The Company's products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, smoke detectors, and household appliances industries. The Company requests its distributors to provide point of sales reporting which enables the Company to gain knowledge of the breakdown of industries into which its products are sold. However, based on its sales to OEMs, the Company believes that no one industry accounted for a majority of the applications of the products it sold in Fiscal 1999 or Fiscal 1998. For Fiscal 1999, three customers accounted for 39.6% of the company's net sales (Millennium Components 16.7%, Leviton Manufacturing Co. 11.5%, and Chamberlain Group Inc. 11.4%). The Company's discrete components are often sold to the same clients as its capacitors. These OEM customers typically accept samples for evaluation and, if approved, the Company works towards procuring the next orders for these items.

         Typically, the Company does not maintain contracts with its customers and generally sells products pursuant to customer purchase orders. The loss of certain customers could have a material adverse effect on the Company, and in fact, during Fiscal 1999 Challenge lost a customer that had accounted for over 10% of its sales as a result of the customer curtailing its business operations. Because of the Company's contracts and good working relationships with its distributors, the Company offers the OEMs, when purchasing through distributors, extended payment terms, just-in-time deliveries and one-stop shopping for many types of electronic products.

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

Customer Service

         The Company maintains two full-time customer service employees whose time are dedicated largely to respond to inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. The Company intends to increase its customer service capabilities.

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

Foreign Trade Regulation

         Most products supplied by the Company are manufactured in Asia, including such countries as Taiwan, South Korea, Hong Kong, India, Japan and China. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

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


Backlog

         As a result of an increase in sales, as of November 30, 1999, the Company's backlog was approximately $3,698,735 as compared with approximately $2,417,086 at November 30, 1998. Substantially all backlog is shipped by the Company in 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

         As of November 30, 1999, the Company employed 24 persons, two of whom are employed in executive capacities, seven are engaged in sales, one in engineering, two in purchasing, four are engaged in administrative capacities, two are in customer service, two are in bookkeeping and four are in warehousing. Twenty-three (23) employees are employed full-time and one is employed part-time by the Company. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases its executive offices and warehouse facility, located at 1016 Grand Boulevard, Deer Park, New York, 11729, at an annual rental of $72,176 during 1998 and $79,472 during 1999. The lessor is Great American Realty of Deer Park Co., an entity owned equally by the Company's President, Vice President and a Director, Mark Siegel. Rent is scheduled to increase by 3% per annum during the term of the lease, which expires on December 31, 2008. The facility consists of approximately 4,500 square feet of office space and approximately 3,000 square feet of warehouse space. The Company remodeled the warehouse to provide for a more efficient flow in the warehouse. During 1998, the Company renovated the office facilities to allow for expansion of the sales department, clerical, finance and purchasing departments. The Company believes the new working environment will lead to greater productivity. Any leasehold improvements will be and will remain the property of the lessor.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common shares, par value $.001 per share (the "Common Shares") and the Redeemable Class A Common Share Purchase Warrants (the "Class A Warrants" ), are respectively traded in the over-the-counter market and are quoted on the National Association of Securities Dealers Automated Quotation System, Inc. SmallCap Market ("Nasdaq") under the symbols "SRGE" and "SRGEW". In addition, the Common Shares and Class A Warrants are listed on the Boston Stock Exchange under the symbols "SRG" and "SRGW," respectively. Effective as of February 23, 2000, the symbols for the Common Shares and Class A Warrants have been changed to "SPRS" and "SPRSW" respectively, on the Nasdaq, to "SRD" and "SRDW", respectively on the Boston Stock Exchange.

         The following table sets forth for the periods indicated (based on fiscal year), the high and low bid prices of the Company's Common Shares from December 1, 1997, through February 17, 2000, as reported by the National Quotation Bureau, Inc. Such quotations represent prices in dollars between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                                         High              Low
                                                         ----              ---
Security Trading Period

Common Shares

FISCAL YEAR ENDED NOVEMBER 30, 1998:

       FIRST QUARTER
       (December 1, 1997 - February 28, 1998)         2 13/16           1 15/32

       SECOND QUARTER
       (March 1, 1998 - May 31, 1998)                   3 1/8             1 1/8

       THIRD QUARTER
       (June 1, 1998 - August 31, 1998)                  21/2             11/16

       FOURTH QUARTER
       (September 1, 1998 - November 30, 1998)              1               1/2

FISCAL YEAR ENDED NOVEMBER 30, 1999:

       FIRST QUARTER
       (December 1, 1998 - February 28, 1999)            31/2             15/32

       SECOND QUARTER
       (March 1, 1999 - May 31, 1999)                 5 27/32             1 3/8

       THIRD QUARTER
       (June 1, 1999 - August 31, 1999)                 3 1/8             2 3/4

       FOURTH QUARTER
       (September 1, 1999 - November 30, 1999)          2 3/8             1 1/8

FISCAL YEAR ENDING NOVEMBER 30, 2000:

       FIRST QUARTER
       (December 1, 1999 - February 17, 2000)         8 3/16            1 3/4

Class A Warrants

FISCAL YEAR ENDED NOVEMBER 30, 1998:

       FIRST QUARTER
       (December 1, 1997 - February 28, 1998)          13/16              3/8

       SECOND QUARTER
       (March 1, 1998 - May 31, 1998)                  1 1/2            31/32

       THIRD QUARTER
       (June 1, 1998 - August 31, 1998)                1 1/2              1/4

       FOURTH QUARTER
       (September 1, 1998 - November 30, 1998)          9/16             3/32

FISCAL YEAR ENDED NOVEMBER 30, 1999:

       FIRST QUARTER
       (December 1, 1998 - February 28, 1999)              1             1/16

       SECOND QUARTER
       (March 1, 1999 - May 31, 1999)                  13/16             3/16

       THIRD QUARTER
       (June 1, 1999 - August 31, 1999)               1 3/16             3/16

       FOURTH QUARTER
       (September 1, 1999 - November 30, 1999)           3/4              1/4

FISCAL YEAR ENDING NOVEMBER 30, 2000:

       FIRST QUARTER
       (December 1, 1999 - February 17, 2000)          3 3/4              5/8


         On February 17, 2000, the closing bid price of a Common Share and a Class A Warrant on the Nasdaq SmallCap market system were $ 6.75 and $2.50, respectively.

         As of February 16, 2000, the Company had 171 and 32 recordholders of its Common Shares and Class A Warrants, respectively. At such time these were the equivalent of approximately 4,928,958 Common Shares and 3,479,600 Class A Warrants outstanding. As of November 26, 1999 the Company had approximately 2,304 beneficial owners of its Common Shares.

         The Company has not paid any cash dividends on its Common Shares during the last two fiscal years and does not anticipate paying any in the foreseeable future. The Board of Directors will need to retain any earnings in order to support the growth of the Company's business.

Recent Sales of Unregistered Securities.

         Non-Voting Redeemable Convertible Series A Preferred Stock

         In connection with the acquisition, of all of the assets of Global and pursuant to the Asset Purchase Agreement by and among the Company, GDIS Acquisition Corp., and Global (the "Purchase Agreement") the Board of Directors has designated, issued and deposited into escrow, an aggregate of 239,000 of the 1,000,000 authorized shares of "blank check" preferred stock which may be designated by the Board of Directors as shares of Non-Voting Redeemable Convertible Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), based on a formula of one share of Series A Preferred Stock for every 100 issued and outstanding shares of common stock, par value $.001 per share, of Global (the "Global Shares"). Upon shareholder approval of all entities, consummation of the transaction and recapitalization of the Company, each share of Series A Preferred Stock will be converted into 100 shares of Superus Class B Common Stock which will be issued to the Global shareholders in exchange for all of Global's assets and certain of its liabilities. The Company's Common Shares will be re-designated as shares of Class A Common Stock, and each two shares of Class A Common Stock will be convertible, at the option of the holder thereof, into one share of Class B Common Stock for a six month period following shareholder approval.

         The Series A Preferred Stock is redeemable by the Company if the Global Acquisition is not consummated by July 30, 2000, for a redemption price of $.001 per share. The Series A Preferred Stock also receives a liquidation preference equal to $.001 per share of Series A Preferred Stock issued and outstanding, plus all accrued dividends, and shall be paid prior to the holders of the Common Shares in the event of liquidation.

         While the Global Acquisition is dependent upon, among other things, satisfactory completion of due diligence, receipt of a fairness opinion and shareholder approval, the Company has designated and deposited the Series A Preferred Stock into escrow as a good faith measure of its intent to close such transactions.

         It is intended that the Class A Common Stock and Class B Common Stock will be registered for re-sale on a Joint Proxy/Registration Statement on Form S-4 to be filed with the SEC which will also be used in connection with obtaining all of the requisite shareholder approvals from the Global and Company shareholders.

Convertible Promissory Notes

         In a recent private offering commenced in December of 1999 (the "Note Offering"), the Company has issued an aggregate of approximately $6,000,000 principal amount of 12% Convertible Promissory Notes (the "Convertible Promissory Notes") to 82 investors (the "Note Purchasers") as of February 16, 2000. The Note Offering was a private offering pursuant to Rule 506 of Regulation D of the Securities Act, and the Company reasonably believes that all of the Note Purchasers and offerees were Accredited Investors, as defined in Rule 501 of Regulation D of the Securities Act. The Convertible Promissory Notes become payable on or before December 31, 2000 subject to earlier automatic conversion upon shareholder approval and consummation of the Global Acquisition, into one share of Class B Common Stock of the Company, for every three dollars ($3.00) of principal and interest outstanding thereon, or an aggregate of approximately 2,000,150 shares of Class B Common Stock based on the total amount of principal and interest outstanding as of February 16, 2000. The Company intends to continue the Note Offering until a maximum of $7,000,000 principal amount of Convertible Promissory Notes are sold, except that in no instance may the Convertible Promissory Notes convert into more than 19.9% of the Company's equity shares without prior shareholder approval.

         The Note Offering was effected in part through Magnum Securities, Inc. which acted as Placement Agent and received consulting fees therefore, in the amount of approximately $430,000.

         The holders of the Notes have been granted, by the Company, the right to have all such shares underlying the Convertible Promissory Note, registered for public resale, to the extent practical, on the next Registration Statement filed by the Company with the Securities and Exchange Commission.

         In the event the Global Acquisition is not consummated for any reason, the Corporation is obligated, pursuant to the terms of the Convertible Promissory Note, to call a shareholders meeting and file a proxy statement, for purposes of permitting the Note Purchasers to convert their Convertible Promissory Notes into Common Shares, at a conversion price of $2.50 of principal and interest so converted as per Common Share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's historical losses, need to manage its growth, general economic downturns, intense price cutting in the electronics industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. (See also "Introductory Comment," Part I above).

Fiscal Year Ended November 30, 1999 as Compared to Fiscal Year Ended November 30, 1998.

         Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the fiscal year ended November 30, 1999 ("Fiscal 1999") increased by $3,419,376, or 39%, to $12,147,025, as compared to net sales of $8,727,649 for the fiscal year ended November 30, 1998 ("Fiscal 1998"). The net sales for the Company without Challenge's sales increased by $1,688,634, or 29% when compared to Fiscal 1998. This growth was attributable primarily to increased sales volumes as a result of the Company's investment in an increased sales force. In addition, the Company's existing customers are buying additional product lines.

Challenge's net sales increased by $1,748,760 or 60% when compared to Fiscal 1998. This increase was primarily attributable to the economic effect of the shortage of electronic components in the broker distributor market in which the Company's subsidiary, Challenge, operates in the fourth quarter 1999. This shortage has resulted in a higher demand of electronic products in the broker market. There can be no assurance, however, that these improving conditions will continue in 2000.

         The Company's gross profit for Fiscal 1999 increased by $1,081,174, or 54%, as compared to Fiscal 1998. The increase in the Company's gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of the Company making its operations more efficient by reducing inventory acquisition costs. The Company is making an effort to improve the efficiency of inventory management and has instituted a policy of increasing direct shipments to its customer's factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for Fiscal 1999 increased by $312,149, or 18%, as compared to Fiscal 1998. These increases are primarily due to costs associated with additional filings with the Securities and Exchange Commission and costs related to the terminated merger with Orbit Network Inc. Also, the increase is due to the hiring of additional staff such as office, purchasing and warehouse personnel.

         Selling and shipping expenses for Fiscal 1999 increased by $156,482, or 18%, compared to Fiscal 1998. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in additional salespeople during Fiscal 1999. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Website, literature, and participation in trade shows.

         Interest expense for Fiscal 1999 decreased by $34,936, or 100%, as compared to Fiscal 1998. This decrease is due to the Company not purchasing through letters of credit and or borrowing bankers acceptances. The Company intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

         Investment income for Fiscal 1999 decreased by $77,124, or 26%, as compared to Fiscal 1998. This decrease is primarily due to the Company's use of previously invested funds in its operations.

         As result of the foregoing, the Company had net loss from operations and net income of $(73,215) and $85,064 for Fiscal 1999, as compared to loss from operations and net income of $(681,594) and $(274,166) for Fiscal 1998.

Liquidity and Capital Resources

As of at November 30, 1999 Compared to November 30, 1998

         Working capital decreased by $148,392 for Fiscal 1999 from $5,825,337 at November 30, 1998 to $5,676,945 at November 30, 1999. This decrease resulted primarily from the decrease in cash and marketable securities and an increase in accounts payable and accrued expenses. The Company's Current Ratio (current assets to current liabilities) decreased to 4.36:1 at November 30, 1999, as compared to 5.12:1 at November 30, 1998, as a result of funds being used in operations and increased accounts payable and accrued expenses. The average number of days to collect receivables decreased from 57 days to 51 days. Inventory turned more in Fiscal 1999 as a result of the Company's efficiency in managing inventory and increased sales volumes. Working capital levels are expected to be adequate to meet the current operating requirements of the Company.

         In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $300,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. In May 1999, the letter of credit agreement with the bank expired. The Company is negotiating a new agreement with the bank.

         The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. In order to effect this expansion, the Company allocated a portion of the net proceeds from its July 1996 public offering toward the significant up-front expenditures associated with the expansion of office and warehouse space at its current facilities in addition to potentially establishing additional sales/stocking facilities in other strategic locations. The Company renovated its current facilities during 1998 at a total cost of $237,000. Additionally, the renovation provides additional space for test labs, which allow the Company to provide customers with prompt information regarding the specifications of its products and additional sales staff expected to manage the Company's sales growth. In May 1998, the Company leased an additional 2,500 square feet at its corporate headquarters to facilitate the above changes and improvements, increase warehouse space, improve efficiency and provide for the future expansion of staff needs.

         In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of the Company will therefore depend on increased future sales levels. In March 1999, the Company opened a marketing office in Taiwan. This office will provide marketing and customer service for the Asian market. The cost and related expenses of this office have been minimal since the Company is utilizing the same office space used by its supplier management group. The Company has been advised that this facility suffered only minor damage in the September 1999 earthquake.

         Effective January 1, 2000, Challenge entered into a verbal agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement is for one year; however, it is terminable at will by Intel Corporation. There can be no assurance Challenge will continue to have a relationship with Intel.

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

         The Company has updated its equipment, procedures and personnel in the hopes it will better enable itself to attract new customers as well as increase the sales volume with its existing customers, and is seeking to expand sales to its existing customer base by offering a broad range of complementary products. In 1997, the Company established a Website, giving the engineering community exposure and access to any and all information about the Company and its products, which they would consider to include in their design. In January 2000, the Company updated its Website capability.

         Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean something other than the year 2000. These problems were widely expected to increase in frequency and severity as the year 2000 approached, and are commonly referred to as the "Year 2000 Problem."

         While the Company has not suffered any material effects relating to the Year 2000 Problem since January of 2000, the Year 2000 Problem could have latent affects on computers, software, and other equipment used, operated, or maintained by the Company or its suppliers and customers. Accordingly, the Company reviews on an ongoing basis its internal computer programs and systems to ensure that the programs and systems will not fail. The Company has been advised by MIS Consultants and Friendly Software, that their own software has been designed and developed with a resolution to the Year 2000 Issue and therefore, its computer systems are Year 2000 compliant. The Company has spent approximately $15,600 to become Year 2000 compliant and does not anticipate incurring any additional costs.

         In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has not, to date, experienced any failure of such equipment, but no assurance can be made that such problems could not arise in the future.

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored even after January 1, 2000, and will be revised as additional information becomes available.

         The Company will commence a program to pursue compliance by those with whom it electronically interconnects and has initiated communications with third party suppliers and customers to identify and, to the extent possible, to resolve any possible issues that may have arisen involving the Year 2000 Problem. The Company's accounting system is not linked to any outside software system. However, the Company has limited or no control over the actions of these third party suppliers and customers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers and customers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation. To date, no such third parties hve reported any material Year 2000 Problems.

         Even though no problems have become visible yet, the Company expects to identify and resolve all potential Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous.

         Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

         While no material Year 2000 Problems have arisen or become visible to date, the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements, and the Year 2000 compliance involves multiple issues. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, and unanticipated problems identified in the ongoing compliance review.

         Approximately 57% and 38% of the total goods purchased by the Company in 1999 and 1998 were manufactured in foreign countries and the majority of Surge's purchases are made from manufacturers in Asia. Substantially all of Challenge's products are purchased domestically. However, in order for Challenge to remain competitive, they have begun importing purchases from manufacturers in

Asia. In Fiscal 1999, this represented 16% of the total goods purchased by Challenge. In addition approximately 12% and 4% of the 1999 and 1998 sales for the Company and Challenge, respectively, are exported to various countries. The Company has minimized the risk of currency fluctuations by purchasing and selling its products in United States currency.

         On December 29, 1998, the Company entered into a letter of intent to purchase all the issued and outstanding capital stock of Orbit Network, Inc. in exchange for 25,000,000 shares (76% of the then outstanding shares on a fully-diluted basis) of the Company's common stock. This transaction was terminated by the Company in August 1999.

         In March 1999, the underwriters exercised a portion of their warrants received during the Company's July 1996 Public Offering. In exchange for $8,736, the underwriters received 54,600 Warrants. These Warrants are identical to those issued pursuant to the Company's Public Offering.

         In December 1999, the Company entered into two note agreements with the bank for aggregate borrowings of $500,000. The notes, which accrue interest at the prime rate, were due on December 31, 1999. These notes have subsequently been paid.

         During Fiscal 1999, the Company had net cash used in operating activities of $977,656, as compared to $168,092 provided by operating activities in Fiscal 1998. The decrease in cash used in operating activities resulted from a increase in accounts receivable and inventory and increase in accounts payable and accrued expenses, as partially offset by the Company's net income.

         The Company had net cash used in investing activities of $266,315 for Fiscal 1999, as compared to $1,214,945 for Fiscal 1998. In October 1999, the Company lent Global $1,000,000 the funds for which came in part from the sale of the marketable securities. The Company reinvested dividends, pursuant to its investment program, into marketable securities. Additionally, the Company incurred costs related to the improvements of their current facilities.

         The Company had net cash provided by financing activities of $16,361 for Fiscal 1999, as compared to $461,620 used in financing activities for Fiscal 1998. This increase in the cash provided by financing activities was the result of proceeds from issuance of warrants and exercised options. As a result of the foregoing, the Company had a net decrease in cash of $1,227,610 during Fiscal 1999, as compared to a net decrease of $1,508,473 for Fiscal 1998.

         The Company expects that its cash flow from operations, current investment program and the Company's line of credit agreement will be sufficient to meets its current financial requirements over at least the next twelve months.

         On December 8, 1999, the Company entered into an Asset Purchase Agreement which provides for the purchase of all of the assets and assumption of certain liabilities of Global, in exchange for approximately 23,900,000 shares of the Company's Class B Common Stock, which will be issued as a "tracking stock" of Global's business if the Global Acquisition is approved and consummated. The Assets of Global will be held by a wholly owned Delaware subsidiary. Additionally, on February 16, 2000, the Company has entered into a Merger Agreement and Plan of Reorganization to acquire MailEncrypt.com, Inc. ("Mail") the terms of which provide for the issuance of 1,800,000 shares of Superus's Class B Common Stock to the four shareholders of Mail, and the merger of Mail into a wholly owned subsidiary of the Company. The merger of Mail into the Company is also to be conditioned on the consummation of the Global Acquisition. The Class B Common Stock will also track the business of Mail. It is also intended, that an entity to be formed called Superus Holdings, Inc. ("Superus"), will be formed as a Delaware corporation for purposes of effectuating the ME Merger and Global Acquisition, issuing the Class A Common Stock, Class B Common Stock and Class A Warrants, and becoming the Holding Company of the businesses of the Company, Mail and Global. The Company intends to issue a Joint Proxy/Registration Statement on Form S-4 to all shareholders of Global and the Company for purposes of approving said transactions.

         Additionally, the Company has incurred debt in the amount of approximately $6,000,449 as a result of a private offering of Convertible Promissory Notes in December through January of 2000. The Convertible Promissory Notes accrued interest at a rate of 12% per annum commencing February 1, 2001, or approximately $720,054 per annum, and is payable on or before December 31, 2000 if the Global Acquisition is not consummated. (See "Recent Sales of Unregistered Securities" above.)

         On October 8, 1999, the Company has made a secured loan to Global, in the principal amount of $1,000,000, and received a 10% Convertible Secured Promissory Note in exchange therefore (the "Global Note"). The Global Note was secured by all of the assets of Global and is junior to certain secured bank credit facilities of Global. Additionally, the loan was secured by 300,000 Global Shares which were pledged by Mr. Richard Baker, the President of Global.

The Global Note was convertible into one Global Share for every three dollars ($3.00) of principal and interest outstanding on the loan, if the originally contemplated merger with Global was not consummated. Effective February 1, 2000, an additional $3,100,000 of proceeds derived from the Note Offering, pending satisfaction of certain conditions, may be loaned to Global and the terms of the Global Note were amended so as to increase the principal amount to a maximum of $4,100,000 and increase the conversion ratio from $3.00 to $1.00 of principal and interest outstanding on the Global Note for every share of Global converted into. Simultaneously therewith, the number of shares pledged by Mr. Richard Baker was increased from 300,000 Global Shares to 500,000 Global Shares.

         If the Global Acquisition is completed, the obligations of Global under the Global Note will be forgiven and discharged in full. If the Global Acquisition is not consummated by July 31, 2000, the Global Note will become convertible, or payable upon demand. The Company believes that Global may have liquidity problems and may not be able to pay the amount due under the Global
Note if the Global Acquisition is not consummated. Additionally, none of Global's securities are registered for resale. As such, in the event of a default of the Global Note, or failure of the Global Acquisition to be consummated for any reason, the Company has reason to believe that the 500,000 Global Shares pledged by Mr. Baker along with the shares of Global issuable upon conversion of the Global Note and all of the assets of the Corporation as secured by the Global Note, may not be sufficient to satisfy Global's obligations under the Global Note. As such, the failure of the Global Acquisition to close, could have material adverse consequences to the Company.

Inflation And Increasing Interest Rates

         In recent years, the effects of inflation have "tightened," slightly, as indicated by the average consumer price index, which has increased slightly over the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and increasing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results. Moreover, recent announcements by the Federal Reserve, as well as increases in salaries and the GDP generally, has had many Wall Street analysts predicting that the Federal Reserve will increase interest rates during 2000. Even minor increases in interest rates can increase the company's cost of capital and offset revenues. Moreover, the Company has recently incurred $6,000,000 of debt as a result of the Note Offering, which is expected to maximize to $7,000,000.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and executive officers of the Company are as follows:

         Name                       Age          Positions
         ----                       ---          ---------
         David Siegel(1)            74           Chairman of the Board
         Ira Levy                   43           President and Director
         Steven J. Lubman           44           Vice President, Principal
                                                 Financial Officer, Secretary
                                                 and Director
         Mark Siegel(1)             45           Director

---------
     (1) Member of the Audit Committee and the Compensation Committee

DIRECTORS AND EXECUTIVE OFFICERS

         David Siegel has served as Chairman of the Board of Directors of the Company since 1983. Mr. Siegel also serves on the Boards of Directors of Kent Electronics Corp. and Micronetics Corp., each of which is a publicly traded company. David Siegel is the father-in-law of Ira Levy and the father of Mark Siegel.

         Ira Levy has served as President of the Company and a Director since its inception on November 24, 1981 and was a Vice President and Director of Challenge/Surge, Inc. From 1976 to 1981, Mr. Levy was employed by Capar Components Corp. ("Capar"), an importer and supplier of capacitor and resistor products.

         Steven J. Lubman has served as Vice President, Principal Financial Officer, Secretary and a Director of the Company since its inception on November 24, 1981 and is the President and Director of Challenge/Surge, Inc. From 1975 to 1981, Mr. Lubman was employed by Capar.

         Mark Siegel was appointed to the Board of Directors in October 1996. Since 1985, Mr. Siegel has been the President of Mark Siegel Inc., d/b/a Great American Electronics Corp., an electronics parts distributor. Mark Siegel is the son of David Siegel.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. David Siegel and Mark Siegel comprise the Company's Audit and Compensation Committees with David Siegel serving as Chairman of both. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports on Forms 3, 4 or 5, provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended November 30, 1999.

Committees and Meetings of the Board of Directors

         The Company held two formal meetings of the Board of Directors during the fiscal year ended November 30, 1998 ("Fiscal 1998") and took action by written consent in lieu of a meeting of the Board of Directors on seven occasions. The Company held one formal meeting of the Board of Directors during the fiscal year ended November 30, 1999 ("Fiscal 1999") and took action by consent in lieu of a meeting of the Board of Directors on seven occasions. Additionally, a special committee of the Board of Directors took action by written consent on one occasion. The Audit and Compensation Committees held one meeting during each of Fiscal 1998 and the Audit Committee held one meeting during Fiscal 1999. David Siegel and Mark Siegel serve on the Company's Audit and Compensation Committees with David Siegel as chairman. The Compensation Committee reviews and approves the compensation to be paid to certain officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Directors Compensation

         Directors currently receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. David Siegel currently receives $750 per month in recognition for his service to the Board of Directors as a member and President of the Audit and Compensation Committees. Mark Siegel currently receives $500 per month for serving on the Audit and Compensation Committees. Each outside director also receives reimbursement of expenses incurred on behalf of the Company, as well as options from time to time, at the discretion of the Board of Directors. On July 6, 1998, Mark Siegel and David Siegel were each granted options to purchase 10,000 Common Shares exercisable at $2.0937 per share in recognition of their service on the board of directors, all of which vested immediately and expire on July 5, 2003. On September 2, 1999, Mark Siegel and David Siegel were each granted options to purchase 10,000 Common Shares, and Ira Levy and Steven Lubman were each granted 50,000 shares, each exercisable at $1.46 per share, which vested immediately and expire on September 1, 2004. On December 7, 1999, Mark Siegel and David Siegel were each granted options to purchase 10,000 Common Shares, and Ira Levy and Steven Lubman were each granted options to purchase 50,000 Common Shares, each exercisable at $2.6875 per share, which vested immediately and expire on December 6, 2004.

         On December 28, 1998, an aggregate of 5,300,000 options were issued to Ira Levy (2,450,000), Steven J. Lubman (2,250,000), David Siegel (350,000) and Mark Siegel (250,000) in connection with the Company's proposed acquisition of Orbit Network, Inc. ("Orbit Options"). The Orbit Options were to become exercisable on December 28, 2002 at $2.00 per share, and will expire on December 28, 2003. The Orbit Options were to become immediately exercisable if the Orbit transaction was completed. Pursuant to the terms and provisions of the Global Acquisition and the ME Merger, these options were to be amended so that the accelerating events of the exercisability of the Orbit Options will be the completion of the Global Acquisition. Upon the formation of Superus Holdings Inc. the four directors will be granted an equal number of Superus options ("Superus Options") exercisable at a higher exercise price of $2.69 per share of Class B Common Stock, under a Superus Stock Option Plan. Upon completion of the Global Acquisition, and as settlement to such person's contractual rights, the holders of the Orbit Options have agreed to relinquish all rights and entitlement to the Orbit Options in exchange for the immediate exercisability of the Superus Options. If the Company's Shareholders are asked to approve the Global Acquisition, they will also be asked to separately ratify the grant of the Superus options.

         No member of the Board of Directors attended, in person or telephonically, fewer than 75% of the total number of meetings of the Board and committees thereof upon which he served during Fiscal 1999. (See also "Stock Option Plan," "Option Grants in Last Fiscal Year," and "Item 11 - Stock Ownership of Certain Beneficial Owners")

Executive Compensation

                           SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal years ended November 30, 1999, 1998 and 1997 by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.

                                                                                                     Long-Term
                                                             Annual Compensation                    Compensation
                                                                                                       Shares
Name and                                        Salary           Bonus          Other Annual         Underlying
Principal Position                 Year          ($)              ($)          Compensation          Options(#)
------------------                 ----         ------          ------         -------------        ------------
Ira Levy                           1999         $200,000     $  51,996                 0               50,000
President and CEO                  1998         $200,000     $  85,211 (2)             0                  0
                                   1997         $197,500     $  52,325 (2)             0               75,000
Steven J. Lubman                   1999         $200,000     $  56,614                 0               50,000
Vice President                     1998         $200,000     $  20,538 (2)             0                  0
                                   1997         $199,000     $  53,565 (2)             0               75,000
                                   -----------------------------------------------------------------------------

---------------
(1) Ira Levy is also the Vice President and Director of Challenge. Mr. Lubman is the President and Director of Challenge.

(2) The above compensation figures do not include the cost to the Company of the use of automobiles leased by the Company, the cost to the Company of benefits, including premiums for life insurance and any other perquisites provided by the Company to such persons in connection with the Company's business all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus.

Material Legal Proceedings

         None.

         OPTION GRANTS IN LAST FISCAL YEAR

         The table below includes the number of stock options granted to the named executive officers in the Summary Compensation Table during Fiscal 1999 and exercise information.

                                             Individual Grants
                                             -----------------
                               Number of Securities        Percent of Total Options
                                Underlying Options         Granted to Employees in     Exercise           Expiration
        Name                        Granted(#)                   Fiscal Year          Price ($/sh)           Date
        ----                  ---------------------        ------------------------  -------------        ----------
Ira Levy                           2,450,000(1)                    45.60                $2.00              12/28/03
                                      50,000                        0.91                $1.46                9/1/04
Steven J. Lubman                   2,250,000 (1)                   41.01                $2.00              12/28/03
                                      50,000                        0.91                $1.46                9/1/04

------------
  (1) Indicates Orbit Options issued to both Ira Levy and Steven J. Lubman on December 28, 1998, in connection with the terminated Orbit transaction. Currently the Orbit Options are all exercisable at $2.00 per share and become exercisable on December 28, 2002. If the Global Acquisition is approved and consummated, the current terms of the Purchase Agreement relating to the Global Acquisition, provides that the Orbit Options will become immediately exercisable for a like number of Class B Common Stock, at an exercise price of $2.00 per share, and will remain the same in all other respects. Upon the formation of Superus, as contemplated, Messrs. Levy, Lubman, Siegel and Siegel will be granted an equal number of Superus Options under Superus's stock option plan, and said Superus Options will become immediately exercisable upon completion of the Global Acquisition and as settlement of such persons relinquishing any contractual rights to the Orbit Options, at the same time, the Orbit Options will be forfeited. ("Director's Compensation" above and "Item 11-Stock Ownership of Beneficial Owners" below.)

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the named executive officers, in the Summary Compensation Table during Fiscal 1999. The numbers below are based on a market price of $2.00 per Common Share at the close of business on November 30, 1999.


                                                                     Number of                   Value of
                              Shares                                Unexercised                Unexercised
                             Acquired                          Options at FY-End(#)            In-The-Money
                                on               Value             Exercisable/            Options at FY-End($)
         Name              Exercise (#)      Realized ($)          Unexercisable        Exercisable/Unexercisable
         ----              ------------      ------------          -------------        -------------------------
     Ira Levy                  -0-                -0-             125,000 / 2,450,000            $69,250/0
     Steven Lubman             -0-                -0-             125,000 / 2,250,000            $69,250/0


Employment Agreements

         The Company entered into Employment Agreements (the "Agreements") dated as of February 1, 1996 with Ira Levy, President, and Steven J. Lubman, Vice President. The Agreements provide that Messrs. Levy and Lubman shall devote all of their business time to the Company, each in consideration of an annual salary of $200,000 for the five-year period commencing on July 31, 1996. Bonuses to Messrs. Levy and Lubman are to be based upon the performance of the Company and determined at the discretion of the Board of Directors. Their salaries may be increased annually during the term of their employment at the discretion of the Board of Directors (or a Compensation Committee). Their Agreements provide that during the term of employment with the Company and for a period of one year following termination of employment, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of the Company. In March 1998, the employment agreements were amended to extend the term to July 30, 2003 and to provide that on July 30th of each successive year of the agreements, the agreements shall renew for an additional year so that on each July 30th, there will be five years remaining on the term of the agreements, unless terminated in writing by either party. The agreements further provide that in the event of a change of control ("Change of Control"), where Ira Levy or Steven J. Lubman is not elected to the Board of Directors of the Company and/or is not elected as an officer of the Company and/or there has been a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either Ira Levy or Steven J. Lubman, then the non-approving person(s) may elect to terminate his employment contract and receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.

Amendments to Employment Agreements If Acquisition is Approved

         The Company, Global and Acquisition Sub, as well as Messrs. Levy and Lubman individually, have entered into a letter agreement, dated October 8, 1999, relating to the Employment Agreements of such person in the event the Global Acquisition is consummated (the "Amended Employment Agreements"). Said Amended Employment Agreements shall provide that if there is a Change of Control (as defined above), exclusive of the Global Acquisition, the Mail Merger, or a consolidation or merger of the business of Surge Components (other than where Surge is the surviving company), or the sale of all or substantially all of the assets of Surge or the nature of Surge's business materially changes, Messrs. Levy or Lubman may exercise a right of first refusal to purchase all of the outstanding common stock of Surge, or if no third party offer exists, then at the fair market value of the stock. In addition, if Surge purposes to make or receives a "firm commitment" public offering, Messrs. Levy and Lubman shall each receive a warrant to purchase up to 9.5% of the Common Stock of Surge for nominal value.

Stock Option Plan

         In January 1996 the Company adopted and in February 1996 the shareholders ratified, the 1995 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company, employees of the Company's subsidiary, independent contractors, consultants and other individuals to purchase an aggregate of 850,000 of Common Shares, as amended. The exercise price of all options must be at fair market value of the Common Shares on the date of grant. All currently outstanding options issued under the Option Plan will be given the holder thereof the right to convert into one-half as many shares of Class B Common Stock if the Global Acquisition is consummated. As of February 16, 2000, 716,000 options had been granted under the Option Plan, 636,300 were outstanding and 134,000 options were available for grant. Of the 636,300 options currently outstanding, an aggregate of 430,000 were held by officers and directors as follows: Ira Levy (175,000), Steven J. Lubman (175,000), David Siegel (40,000) and Mark Siegel (40,000).

         On December 28, 1998, Ira Levy and Steven J. Lubman, officers and directors, were granted 2,450,000 and 2,250,000 five year Orbit options, respectively, and David Siegel and Mark Siegel, directors, were granted 350,000 and 250,000 options, respectively, each with an exercise price of $2.00 per share. The options are not exercisable until the fourth anniversary date of the date of grant, however, in the event the Company's merger with Orbit had been approved by the shareholders, the options would have become immediately exercisable. Pursuant to the Purchase Agreement, at the Effective Date, the above options will be exchanged for options which are immediately exercisable on a one-for-one basis for Class B Common Stock at an exercise price of $2.00 per share. Upon formation of Superus, Superus will issue an equal number of options under its stock option plan to the four directors, exercisable at $2.69 per share and identical to the Orbit Options in all other respects. Upon completion of the Global Acquisition, the Superus Options will become immediately exercisable, as settlement of the four directors' relinquishing any contractual rights relating to the Orbit Options.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of February 16, 2000, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, hereinafter referred to as the "Exchange Act") of Common Shares by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Shares based on filings with the Securities and Exchange Commission (the "SEC") and listing other information, (ii) each nominee and Director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all Executive Officers and Directors as a group. The Common Shares are the only outstanding class of voting securities of the Company. Except as otherwise indicated, all securities are beneficially owned, and investment and voting power is held by, the persons named as owners.


Name and Address                               Amount and Nature of                     Percentage of
of Beneficial Owner(1)                       Beneficial Ownership(2)          Common Stock beneficially owned(3)
-------------------                          -----------------------          ----------------------------------

Ira Levy                                            432,000(4)                                  8.8%
Steven J. Lubman                                    430,000(5)                                  8.7%
David Siegel                                         40,000(6)                                  .81%
Mark Siegel                                          66,998(6)                                  1.3%
All directors and executive officers
as a group (4 persons)                              968,998(7)                                19.66%

----------
(1) The business and mailing address of each person is c/o Surge Components, Inc., 1016 Grand Boulevard, Deer Park, New York 11729.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all Common Stock or warrants and options beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) Based on the equivalent of approximately 4,928,958 Common Shares issued and outstanding as of February 16, 2000.

(4) Includes 175,000 shares issuable upon exercise of currently exercisable stock options. Includes shares of Common Stock held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a Stock Purchase Agreement made by and between Mr. Lubman and Mr. Levy. See "Certain Relationships and Related Transactions." Does not include options granted on December 28, 1998 to purchase up to 2,450,000 Common Shares, granted to Mr. Levy in connection with the terminated Orbit transaction. These Orbit Options and all other Orbit Options granted to Messrs. Lubman, Siegel and Siegel are to become exercisable on December 28, 2002, at $2.00 per share and expire on December 28, 2003. In the event that the Global Acquisition and recapitalization of the Company are approved and completed, such options will be forfeited and 2,450,000 Superus Options, which will have been issued under Superus stock option plan to purchase the Class B Common Stock at $2.69 per share, will become immediately exercisable. The Superus Options will become immediately exercisable upon completion of the Global Acquisition, in full settlement of Mr. Levy's contractual rights relating to the Orbit Options.

(5) Includes 175,000 shares issuable upon exercise of currently exercisable stock options. Includes Common Shares held by Mr. Lubman which are subject to certain voting and transfer restrictions pursuant to a Stock Purchase Agreement made by and between Mr. Levy and Mr. Lubman. See "Certain Relationships and Related Transactions." Does not include Orbit Options, granted on December 28, 1998 and expiring on December 28, 2003 to purchase 2,250,000 shares of Common Stock granted to Mr. Lubman. In the event the Global Acquisition and recapitalization is approved and completed, these options will be forfeited in exchange for the right to immediately exercise Superus Options to purchase 2,250,000 shares of Class B Common Stock at $2.69 per share. The Superus Options will become immediately exercisable upon completion of the Global Acquisition, in full settlement of Mr. Lubman's contractual rights relating to his Orbit Options.

(6) Includes 40,000 shares issuable upon exercise of currently exercisable options. Does not include Orbit Options to purchase 350,000 and 250,000 shares of Common Stock, issued to David Siegel and Mark Siegel, respectively. In the event the Global Acquisition and recapitalization is approved and completed, such options will be forfeited in exchange for the right to immediately exercise Superus Options to purchase 350,000 and 250,000 shares of Class B Common Stock respectively, at $2.69 per share. The Superus Options will become immediately exercisable upon completion of the Global Acquisition, in full settlement of such persons' contractual rights relating to their Orbit Options.

(7) Includes 310,000 shares issuable upon exercise of currently exercisable options.

Change of Control

         As part of the terms of the Mail Merger, and in accordance with the terms of an Employment Agreement, dated as of February 16, 2000, Mr. Adam Epstein, a principal shareholder of Mail, has become the Chairman of the Board of Directors of the Company. The company has entered into several agreements which could result in change of Control of the Company. In particular, up to approximately 26,000,000 shares of Class B Common Stock may be issued at the effective time of the Global Acquisition and Mail Merger, not including exercise of any options, warrants or conversion of certain Convertible Promissory Notes. Recently there were only approximately 4,900,000 Common Shares issued and outstanding. The holders of the Class B Common Stock will be entitled to vote for one director, and will vote on a one for one basis with each share of Class A Common Stock on all other matters, including election of the remaining directors. Thus the voting power of the current Common Share holders (or, subsequent to the effective time, the Class A Common Share holders) will be outnumbered by approximately 5.4:1.


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

         The Company's executive offices and warehouse facility are leased from Great American Realty of Deer Park Co., a company whose stock is owned 33 1/3 % each by Ira Levy and Steven J. Lubman, officers of the Company and Mark Siegel, a Director. The monthly rental was $6,272 and $6,690 during Fiscal 1999 and Fiscal 1998, respectively, increasing at 3% per annum during the term of the lease which expires on December 31, 2008.

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

         See "Employment Agreements" are "Amendments to Employee Agreements If Merger is Approved" above for information concerning Employment Agreements entered into between the Company and Ira Levy and Steven Lubman and possible changes thereto pending the Global Acquisition; and "Stock Options" above concerning options granted to officers and directors of the Company.

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

         On December 28, 1998, Ira Levy and Steven J. Lubman, officers and directors, were granted 2,450,000 and 2,250,000 five year options, respectively, and David Siegel and Mark Siegel, directors, were granted 350,000 and 250,000 options, respectively, each with an exercise price of $2.00 per share. The options are not exercisable until the fourth anniversary date of the date of grant, however, in the event the Company's merger with Orbit had been approved by the shareholders, the options would have become immediately exercisable. Pursuant to the Purchase Agreement, and upon completion of the Global Acquisition and recapitalization, the above options will be forfeited and an equal number of Superus Options which are exercisable at $2.69 per share, for Class B Common Stock, will become immediately exercisable by such persons, in full settlement of such person's contractual rights relating to their respective Orbit Options.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit No.     Description
------------    ------------
     2.1        Asset Purchase  Agreement,  dated as of December 8, 1999, by and among the Company GDIS  Acquisition  Corp.
                as Buyer, and Global Datatel, Inc., as Seller. (1)
     3.1(a)     Certificate of Incorporation of the Company, as amended.  (2)
     3.1(b)     Certificate  of  Amendment  to  Certificate  of  Incorporation,  with  respect to  designation  of 269,000 shares of Non-Voting Redeemable Convertible Series A Preferred Stock.
     3.2        By-Laws of the Company. (2)
     4.1        Form of Underwriter's Warrants. (2)
     4.2        Form of Public Warrant Agreement. (2)
     4.3        Specimen Common Share Certificate. (2)
     4.4        Specimen Class A Warrant Certificate. (2)
     4.5        Form of 12% Convertible Promissory Notes issued in December 1999 private Note Offering.
     9.1        Stock Purchase Agreement dated March 1992 by and between Ira H. Levy and Steven J. Lubman. (2)
    10.1        The Company's 1995 Employee Stock Option Plan. (2)
    10.2        Employment Agreement between the Company and Ira Levy. (2)
    10.3        Employment Agreement between the Company and Steven J. Lubman. (2)
    10.4        Revolving Credit Line Agreement between European American Bank and the Company. (2)
    10.5        Agreement with Great American Realty of Deer Park dated June 1, 1998. (3)
    10.7        Form of sales representative agreement. (2)
   *10.8        Intel Corporation Purchase Agreement dated January 1, 1998. (2)
    10.9        Amendment to Employment Agreement between the Company and Ira Levy. (3)
    10.10       Amendment to Employment Agreement between the Company and Steven Lubman. (3)
    21.1        Subsidiaries of the Company. (1)
    27.         Financial Data Schedule.
    99.1        Subordinated Convertible Promissory Note in the principal amount of $1,000,000, issued by Global Datatel,
                Inc. (4)
    99.2        Subordinated Convertible Promissory Note in the Principal amount of $4,100,000, issued by Global Datatel,
                Inc. as replacement of the $1,000,000 Promissory Note.
    99.3        Pledge Agreement, dated October 8, 1999, by and among Richard Baker, Global Datatel, Inc., and Surge Components, Inc. (4)
    99.4        Security Agreement, dated December 1, 1999, by and among Surge Components, Inc.,
                GDIS Acquisition Corp., as Buyer and Global Datatel, Inc. (1)

-------------------
   * Confidential Treatment for a portion of the contract has been granted by the Securities and Exchange Commission.

(1) Incorporated by reference from the Company's Current Report on Form 8-K, Date of Report - December 8, 1999.

(2) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-630 NY) declared effective by the Securities and Exchange Commission on July 31, 1996.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the Fiscal Year ended November 31, 1998.

(4) Incorporated by reference from the Company's Current Report on Form 8-K, Date of Report - October 8, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             SURGE COMPONENTS, INC.


By: /s/ Steven J. Lubman                       By: /s/ Ira Levy
   ---------------------                          -------------
        Steven J. Lubman,                         Ira Levy, Principal
                                                  Financial and Accounting
                                                  Officer President


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

Signature                            Title                           Date
---------                            -----                           ----
/s/ David Siegel           Director                            February 18, 2000
---------------------
David Siegel


/s/ Ira Levy               President, CEO (Principal           February 18, 2000
----------------------     Executive Oficer and Director)
Ira Levy


/s/ Steven J. Lubman       Secretary and Director              February 18, 2000
---------------------      (Principal Financial Officer)
Steven J. Lubman


/s/ Mark Siegel            Director                            February 18, 2000
---------------------
Mark Siegel

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                          Index to Financial Statements
                      for the Year Ended November 30, 1999





Independent Auditors' Report                                        F - 2

Consolidated Balance Sheet                                          F - 3 - 4

Consolidated Statements of Income and
Comprehensive Income                                                F - 5

Consolidated Statements of Stockholders' Equity                     F - 6

Consolidated Statements of Cash Flows                               F - 7 - 8

Notes to Consolidated Financial Statements                          F - 9 - 20

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Surge Components, Inc. and Subsidiary



We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and Subsidiary as of November 30, 1999 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the two years ended November 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surge Components, Inc. and Subsidiary as of November 30, 1999 and the results of their operations and their cash flows for the two years ended November 30, 1999 in conformity with generally accepted accounting principles.




Seligson & Giannattasio, LLP
N. White Plains, New York
February 4, 2000

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1999




                                     ASSETS

Current assets:
     Cash (Note 2)                                      $   159,612
     Note Receivable - Global Datatel, Inc. (Note 3)      1,000,000
     Marketable securities (Note 2)                       2,232,294
     Accounts receivable (net of allowance for
       doubtful accounts of $22,634)                      2,251,640
     Inventory                                            1,442,067
     Prepaid expenses and taxes                             201,153
     Cash surrender value                                    82,187
                                                        -----------

         Total current assets                                         $7,368,953

Fixed assets - net of accumulated depreciation
     of  $183,290 (Note 4)                                               321,406

Other assets:
     Deferred acquisition costs (Note 2)                     63,687
     Security deposits                                        2,985
     Deferred tax asset (Note 9)                             89,223
                                                        -----------

         Total other assets                                              155,895
                                                                      ----------

                          Total assets                                $7,846,254
                                                                      ==========

          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1999



                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                    $1,283,067
     Accrued expenses and taxes                             408,941
                                                         ----------

         Total current liabilities                                    $1,692,008

Commitments and contingencies
 (Notes 2, 5, 6, 7, 8, 10, 11, 12, 13 and 15)

Stockholders' equity (Note 7):
     Preferred stock - $.001 par value stock,
         1,000,000 shares authorized, none issued
         and outstanding                                         --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized, 4,858,958
         shares issued and outstanding                        4,859
     Additional paid-in capital                           6,386,063
     Unrealized holding loss (Note 2)                       (52,856)
     Retained deficit                                      (183,820)
                                                         ----------

         Total stockholders' equity                                    6,154,246
                                                                      ----------

         Total liabilities and stockholders' equity                   $7,846,254
                                                                      ==========

          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                        Year Ended November 30,
                                                         1999            1998
                                                     ---------------------------

Sales                                                $12,254,241     $8,925,948
  Less returns and allowances                            107,216        198,299
                                                      -----------   ------------
Net sales                                             12,147,025      8,727,649

Cost of goods sold                                     9,068,308      6,514,813
Inventory reserve (Note 8)                                    --        215,293
                                                      -----------   ------------
Gross profit                                           3,078,717      1,997,543
                                                      -----------   ------------

Operating expenses:
  General and administrative
  expenses                                             2,071,834      1,759,685
  Selling and shipping expenses                        1,030,844        874,362
  Depreciation                                            49,254         45,090
                                                      -----------   ------------
    Total operating expenses                           3,151,932      2,679,137
                                                      -----------   ------------

Loss from operations                                     (73,215)      (681,594)
                                                      -----------   ------------

Other income (expenses):
  Investment income                                      216,774        293,898
  Interest expense                                            --        (34,936)
  Loss on disposal of assets                             (37,757)        (7,936)
                                                      -----------   ------------

    Total other income (expenses)                        179,017        251,026
                                                      -----------   ------------

Income (loss) before income taxes                        105,802       (430,568)

Income taxes (benefit) (Note 9)                           20,738       (156,402)
                                                      -----------   ------------

Net income (loss)                                         85,064       (274,166)

Other comprehensive (loss) income:
  Unrealized holding (loss) gain on securities
  arising during the period                             (188,319)        59,483
  Reclassification adjustment -  loss
  on sale of securities, net of taxes of $14,714          23,044              -
                                                      -----------   ------------

Total comprehensive loss                              $  (80,211)    $ (214,683)
                                                      ==========-    ===========

Weighted average shares outstanding
  Basic                                                4,858,024      4,836,835
  Diluted                                              5,876,468      4,836,835
Earnings (loss) per share
  Basic                                               $      .02     $     (.06)
  Diluted                                             $      .01     $     (.06)

          See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 1999 AND 1998



                                                                                                   Additional       Unrealized
                                                    Preferred Stock          Common Stock            Paid-In          Holding
                                                   Shares     Amount      Shares       Amount        Capital           Gain
                                                   ------     ------      ------       ------        -------           ----
Balance - December 1, 1997                           --     $   --      4,823,958      $4,824      $6,335,862       $  75,980

Proceeds of issuance of stock                        --         --         18,000          18          13,614              --

Proceeds of exercised options                        --         --         11,000          11          20,232              --

Net unrealized gain in
  marketable securities                              --         --             --          --              --          59,483

Net loss for the period                              --         --             --          --              --              --
                                                  -----      -----      ---------      ------      ----------       ----------
Balance - November 30, 1998                          --         --      4,852,958       4,853       6,369,708         135,463

Proceeds of issuance of A warrants                   --         --             --          --           8,736              --
Proceeds of exercised options                        --         --          6,000           6           7,619              --
Net unrealized loss in marketable
  securities                                         --         --             --          --              --        (188,319)

Net income for the period                            --         --             --          --              --              --
                                                  -----      -----      ---------      ------      ----------       ----------
Balance - November 30, 1999                          --      $  --      4,858,958      $4,859      $6,386,063       $ (52,856)
                                                  =====      =====      =========      ======      ==========       ==========

                                                    Retained         Total
                                                    Earnings      Stockholders'
                                                   (Deficit)         Equity
                                                   ---------         ------
Balance - December 1, 1997                         $   5,282       $6,421,948

Proceeds of issuance of stock                             --           13,632

Proceeds of exercised options                             --           20,243

Net unrealized gain in
  marketable securities                                   --           59,483

Net loss for the period                             (274,166)        (274,166)
                                                   ----------      ----------
Balance - November 30, 1998                         (268,884)       6,241,140

Proceeds of issuance of A warrants                        --            8,736
Proceeds of exercised options                             --            7,625
Net unrealized loss in marketable
  securities                                              --         (188,319)

Net income for the period                             85,064           85,064
                                                   ----------      ----------
Balance - November 30, 1999                        $(183,820)      $6,154,246
                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Year Ended November 30,
                                                           1999          1998
                                                           ----          ----
OPERATING ACTIVITIES:
Net income (loss)                                     $   85,064     $ (274,166)
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
   Depreciation                                           49,254         45,090
   Deferred income taxes                                  (1,192)       (89,427)
   Provision for losses on accounts receivable             6,910             --
   Loss on disposal of assets                             37,757          7,936

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                (1,068,584)       354,570
   Inventory                                            (282,956)        69,830
   Prepaid expenses and taxes                            (55,627)       (78,369)
   Cash surrender value                                  (27,030)       (25,368)
   Accounts payable                                      177,767        145,227
   Accrued expenses and taxes                            100,981         12,769
                                                      ----------     ----------

NET CASH PROVIDED BY (USED
   IN) OPERATING ACTIVITIES                             (977,656)       168,092
                                                      ----------     ----------

INVESTING ACTIVITIES
   Purchase of marketable securities                    (196,298)      (961,075)
   Acquisition of fixed assets                           (45,873)      (253,870)
   Loan to Global Datatel, Inc.                       (1,000,000)            --
   Sale of marketable securities                         975,856             --
                                                      ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                   (266,315)    (1,214,945)
                                                      ----------     ----------



See accompanying notes to consolidated financial statements

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     Year Ended November 30,
                                                       1999           1998
                                                       ----           ----
FINANCING ACTIVITIES
Net borrowings under
 letter-of-credit agreement                        $        --     $  (495,495)
Proceeds from issuance of warrants                       8,736          13,632
Proceeds from exercised options                          7,625          20,243
                                                    ----------      ----------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                 16,361        (461,620)
                                                    ----------     -----------

NET CHANGE IN CASH                                  (1,227,610)     (1,508,473)

CASH AT BEGINNING OF PERIOD                          1,387,222       2,895,695
                                                    ----------     -----------

CASH AT END OF PERIOD                              $   159,612     $ 1,387,222
                                                   ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Income taxes paid                               $    11,618     $     2,062
                                                   ===========     ===========

   Interest paid                                   $        --     $    34,936
                                                   ===========     ===========


See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999

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

Marketable Securities

The Company accounts for marketable securities pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities held for sale. The market value of these securities at November 30, 1999 is as follows:

Aggregate cost                                                       $2,285,150
Gross unrealized loss                                                   (52,856)
                                                                     ----------
                                                                     $2,232,294
                                                                     ==========

Cost of the securities used in the computation of realized gains and losses is determined using the average cost method. During 1999, the Company and Subsidiary sold $975,856 of the above shares and had a realized loss of $37,757. During 1998, there were no sales of these securities.

Inventories

Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. The Company measures inventory and cost of goods sold for interim financial statements by use of a historically developed gross profit percentage. Annually, the Company adjusts the inventory to reflect the results of a physical count. No material adjustments were made to adjust to the physical count for the years ended November 30, 1999 and 1998.

Depreciation and Amortization

Fixed assets are recorded at cost. Depreciation is generally provided on an accelerated method (double-declining balance) for personal property and on the straight-line method for real property over the estimated useful lives of the various assets as follows:

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, notes and accounts receivable. The Company maintains substantially all its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 1999 and 1998, the Company's uninsured cash balances totaled $54,763 and $145,998, respectively. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

Deferred Acquisition Costs

Deferred acquisition costs consist of expenses incurred related to the purchase of Global Datatel, Inc. which will be included in the purchase price and amortized over a 20 year period.

Accrued Vacation Pay

Employees are required to take vacation in the year of entitlement. Accrued unpaid vacation entitlement has not been significant.

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

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share

Earnings per share for the years ended November 30, 1999 and 1998 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants. The Company had a net loss for the year ended November 30, 1998 and, accordingly, common stock equivalents are excluded as the effect would be anti-dilutive.

                          Year 2000 Computer Readiness

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed and implemented a program for Y2K information systems compliance at a cost of approximately $15,600. Accordingly, the Company believes that its financial and information systems are now Y2K compliant. As to third-party relationships, the Company believes that most of these parties intended to be Y2K compliant by January 1, 2000. The Company has experienced virtually no Y2K problems in January 2000 and does not expect to incur any further costs.

Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

NOTE 3 - NOTE RECEIVABLE - GLOBAL DATATEL, INC.

In October 1999, the Company entered into a $1,000,000 Subordinated Convertible Promissory Note agreement (the "Note") with Global Datatel, Inc. ("Global"). The Note accrued interest at the rate of 10% per annum and was due on June 1, 2000 and was secured by certain Global stock owned by Global's president. Upon completion of the acquisition of Global by the Company, the Note and accrued interest would be forgiven. In January 2000, the Note was replaced, with a new Note and available borrowing, pending satisfaction of certain conditions, in the principal amount of up to $4,100,000. (Note 15)

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at November 30, 1999:

     Furniture and fixtures                                     $ 85,093
     Leasehold improvements                                      250,719
     Computer equipment                                          168,884
                                                                --------
                                                                 504,696
               Less - accumulated depreciation                   183,290
                                                                --------
               Total fixed assets                               $321,406
                                                                ========

Depreciation expense for the years ended November 30, 1999 and 1998 was $49,254 and $45,090, respectively.

NOTE 5 - LETTERS OF CREDIT TO BANK

In May 1996, the Company entered into a letter of credit agreement with a bank allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings. Among other provisions, the fees on the letters of credit are one half percent (1/2%) upon opening the letter of credit, one half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The Company's assets collateralize these borrowings. The agreement also contains provisions for the creation of banker's acceptances and covenants requiring the Company to maintain specified levels of tangible net worth. The direct borrowings incur interest at a rate of prime plus one percent per annum.

In May 1999, the letter of credit agreement with the bank expired. The Company is negotiating a new agreement with the bank.

NOTE 6 - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through a salary reduction mechanism. The Company will make a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Net assets in the plan as of November 30, 1999 totaled approximately $130,000. Pension expense for the years ended November 30, 1999 and 1998 was $2,068 and $2,254, respectively.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series, with each series to have such designations, rights and preferences as may be determined from time to time by the Board of Directors.

In January 2000, the Company designated 260,000 shares of the 1,000,000 authorized shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock. These shares are entitled to share in dividends on a pro-rata basis with the common shares if and when declared and each share is convertible into 100 shares of Class B Common Stock, upon completion of the proposed recapitalization of the Company. None of the preferred stock was issued as of November 30, 1999.

Public Offering

On August 8, 1996, the Company completed a public offering (the "Public Offering") under the Securities Act of 1933 as amended. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the "Common Shares") and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the July 31, 1996 effective date of the Public Offering at a price of $5.00, subject to redemption. At November 30, 1999, none of the warrants have been exercised.

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

Stock option incentive plan activity is summarized as follows:

                                                                 Weighted Avg.
                                                                Exercise Price
                                                 Shares           Per Share


Options outstanding December 1, 1997            304,000              $1.42
Granted                                          20,000              $2.09
Exercised                                       (11,000)             $1.25
                                                -------

Options outstanding November 30, 1998           313,000              $1.52
Granted                                         187,000              $1.65
Exercised                                        (6,000)             $1.25
Canceled                                         (4,000)             $2.00
                                                -------

Options outstanding November 30, 1999           490,000              $1.59
                                                =======

Options exercisable November 30, 1998           250,500              $1.45
                                                =======

Options exercisable November 30, 1999           437,750              $1.54
                                                =======              =====

Exercise prices for options outstanding as of November 30, 1999 ranged from $1.25 to $3.20. The weighted-average remaining contractual life of these options is approximately five years.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

Additional Stock Options Granted

In December 1998, the Company granted options to purchase 5,300,000 shares of the Company's common stock to certain of its officers and directors. The options are exercisable four years from the grant date at an exercise price of $2 per share. The options expire five years from the date of the grant.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the year ended November 30, 1999 and 1998 would have been $(1,582,768) and $(245,296) and $(.33) and $(.05) had the
new method been applied.

Compensation to non-employees is accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 63.13%, 86.78% and 85.81% for awards granted in 1999 and 136% for awards granted in 1998; risk free interest rate of 6.75%; and expected lives of 4 to 5 years. The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1997. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Proposed Stock Repurchase

In June 1997, the Company offered to repurchase up to $500,000 worth of the Company's issued and outstanding common shares and warrants on the open market subject to the rules and regulations of the Securities and Exchange Commission. As of the date of this report, no such purchases have been made.

Shareholder Protection Rights Plan

The Company has adopted a Shareholder Protection Rights Plan (the "Rights Plan") whereby each shareholder of record on June 30, 1997 receives two rights to purchase common shares at $.01 a share for a five year period. The Rights Plan provides that if a person acquires more than twenty percent (20%) of the issued and outstanding common shares of the Company, all shareholders of record, except someone who becomes a 20% shareholder, shall be entitled to exercise the rights. Upon the completion of the proposed acquisitions in Note 15, the Rights Plan will be terminated.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

Additional Shares Issued

On August 10, 1998, the Company issued 18,000 shares of the Company's $.001 par value common stock to an officer of the Company. Compensation was reported based upon the fair market value of the Company's common stock on the date of issuance.

Exercise of Underwriter Warrants

In March 1999, the underwriters exercised a portion of their warrants received during the Company's July 1996 Public Offering. In exchange for $8,736, the underwriters received 54,600 Warrants. These Warrants are identical to those issued pursuant to the Company's Public Offering.

NOTE 8 - RESERVE FOR SLOW MOVING INVENTORY

During the fourth quarter of 1998, the Company and its subsidiary wrote down a portion of their inventories to its net realizable value. The reserves were reflected as a charge to income in the year ended November 30, 1998 totaling $215,293. The inventories reserved were items purchased for specific customers with whom the Company no longer transacts business or new versions of the same product are available at comparable pricing. These items are not readily saleable to other customers. During the year ended November 30, 1999, the Company sold $23,563 of these inventories.

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are comprised as follows at November 30, 1999:

   Deferred tax asset:
         Inventory reserves                                   $89,274

    Deferred tax liability:
         Fixed assets                                              51
                                                              -------
     Net deferred tax asset                                   $89,223
                                                              =======

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 9 - INCOME TAXES (Continued)

The Company's income tax expense consists of the following:

                                                           Year Ended
                                                           November 30,
                                                     1999               1998
                                                   -------             -------
   Current:
      Federal                                     $  12,611         $   (70,934)
      States                                          9,319               3,959
                                                  ---------         -----------

                                                  $  21,930         $   (66,975)
                                                  =========         ===========
   Deferred:
      Federal                                     $    (915)        $   (64,515)
      States                                           (277)            (24,912)
                                                  ---------         -----------

                                                  $  (1,192)        $   (89,427)
                                                  =========         ===========

   Provision for income taxes (benefit)           $  20,738         $  (156,402)
                                                  =========         ===========

Pursuant to New York State law, the Company is required to carry forward net operating losses of approximately $216,000, which will expire in 2018.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                           Year Ended
                                                           November 30,
                                                     1999               1998
                                                   -------             -------

U.S. Federal income tax statutory rate                34%               (34)%
State income tax, net of Federal
 income tax (benefit)                                  6                 (6)
Nontaxable dividends                                 (18)               (11)
Tax (benefit) from lower tax brackets                (19)                19
Sale of previously reserved inventory                 17                 --
Other                                                 --                 (4)
                                                    -----             -------
Effective tax rate                                   20%                (36)%
                                                    =====             =======

NOTE 10 - RELATED PARTY TRANSACTIONS

Lease

The Company leases office and warehouse space through December 31, 2008 from a corporation that is controlled by officers of the Company. The following is a schedule of future minimum rental payments required at November 30, 1999:

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

                 Year Ending November 30,
                             2000                              $  77,332
                             2001                                 79,654
                             2002                                 82,048
                             2003                                 84,514
                             2004                                 87,047
                             2005 and thereafter                 383,277
                                                               ---------
                                                                $793,872

Rental expense for the years ended November 30, 1999 and 1998, was $84,767 and $78,960, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Employment Agreements

The Company has employment agreements with two officers of the Company. Among other provisions, the agreement allows for a base salary of $200,000 plus bonuses based on performance through July 30, 2001. The agreement also contains provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, the current officers are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company and/or there has been a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, then the non-approving officer may elect to terminate his employment contract and receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.

In March 1998, the employment agreements were amended to extend the term to July 30, 2003 and to provide that on July 30th of each successive year of the agreements, the agreements shall renew for an additional year, so that on each July 30th, there will be five years remaining on the term of the agreements, unless terminated by written notice by either party.

NOTE 11 - INDEPENDENT REPRESENTATIVES

The Company has agreements with independent representatives who receive commissions of 5% on the net amount of invoices rendered by the representative after all trade discounts, freight, transportation allowances, sales taxes, insurance and the like have been deducted. Among other provisions, the representatives agree to not represent any person or entity manufacturing or selling products which are competitive with products and services sold by the Company throughout the term of the agreement. The agreements continue unless terminated by written notice by either party or the agreement is breached by either party.

NOTE 12 - MAJOR CUSTOMERS

Revenues to single customers in excess of 10% of the Company's total sales consists of the following:
                                                           Year Ended
                                                           November 30,
                                                     1999               1998
                                                   -------             -------
Customer A                                       $2,027,803        $       --
Customer B                                        1,381,463                --
Customer C                                        1,398,374         1,446,555
Customer D                                               --           920,438

NOTE 13 - MAJOR SUPPLIERS

Inventory purchased from one supplier in excess of 10% of the Company's total purchases consists of the following:

                                                           Year Ended
                                                           November 30,
                                                     1999               1998
                                                   -------             -------
Supplier A                                       $1,761,131        $1,264,215
Supplier B                                        1,288,116         1,206,277
Supplier C                                               --           730,316

NOTE 14 - EXPORT SALES

Export sales consist of the following:
                                                           Year Ended
                                                           November 30,
                                                     1999               1998
                                                   -------             -------
Surge Components Inc.
   Canada                                        $   50,914         $  13,847
   Europe                                             4,244            39,212
   Asia                                           1,151,378           209,836
   Central America                                   32,977                --

Challenge/Surge Inc.
   Canada                                        $   14,624         $  12,845
   Europe                                            70,130                --
   Asia                                             162,177            64,212

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999


NOTE 15 - SUBSEQUENT EVENTS

Common Stock

In December 1998, the Board of Directors proposed amending its Certificate of Incorporation to increase the number of common shares authorized from 25,000,000. The proposed increase to the number of common shares is conditioned upon shareholder approval.

Pending Acquisition of Global Datatel, Inc.

In October 1999, the Company entered into a merger agreement with Global Datatel, Inc. ("Global"). In December 1999, the parties terminated the merger agreement and the Company entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"). Following approval of the acquisition by the shareholders of the Company and Global, each share of the Series A Preferred will automatically convert into 100 shares of Surge's Class B Common Stock. Each holder of the current Class A Common Stock Warrants shall have the right to purchase one share of the Class B Common Stock pursuant to the same conditions as currently exists. In addition, each holder of the Company's current common stock shall have the right to exchange two shares of the Company's Common Stock for one share of Class B common stock. The purchase is conditioned on the completion of regulatory and other approvals and other conditions precedent.

Pending Acquisition of MailEncrypt.com Inc.

In January 2000, the Company entered into a letter of intent to purchase MailEncrypt.com Inc. in exchange for 1,821,400 shares of the Company's Class B Common Stock. The acquisition is subject to the execution of definitive documentation, shareholder approval and the satisfaction of certain conditions precedent.

Issuance of Stock Options

In December 1999, the Company granted options to certain of its employees and consultants, pursuant to the Option Plan, to purchase 209,000 shares of the Company's Common Stock at an exercise price of $2.6875 per share.

From December 1, 1999 through the date of this report, eight employees and one consultant exercised 46,500 shares at an aggregate exercise price of $63,900.

Private Placement Offering

As of January 2000, the Company, had raised $6,000,449 through the sale of convertible promissory notes in a private placement offering ("Private Placement") pursuant to regulation D of the Securities Act of 1933, as amended. The offering, as amended, is seeking to raise up to $7,000,000 of principal amount of promissory notes. The use of all of the proceeds from the Private Placement will be used to fund the activities of Global and MailEncrypt.com. These notes accrue interest at the rate of 12% per annum and are due on or before December 31, 2000. Upon approval of the acquisition of Global, these notes will automatically be converted into the Company's Class B common stock at a conversion price of $3 per share. In the event, the Global acquisition does not occur, these notes will automatically be converted into the Company's current common stock at a conversion price of $2.50 per share. Under no circumstances will the promissory notes convert into more than 19.9% of the equity shares of the Company, without prior shareholder approval.

Subordinated Convertible Promissory Note

In February 2000, the Company replaced the previous note receivable with Global Datatel, Inc. (Note 3) with a Subordinated Convertible Promissory Note ("Convertible Note") totaling up to $4,100,000. To date $1,000,000 has been loaned to Global, and the remaining $3,100,000 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by July 30, 2000, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of Global.

Note Payable to Bank

In December 1999, the Company entered into two note agreements with a bank for aggregate borrowings of $500,000. The notes, which accrue interest at the prime rate, are due on December 31, 1999. These notes have subsequently been paid.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                                   EXHIBIT II

                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                           Year Ended
                                                           November 30,
                                                     1999               1998
                                                   -------             -------
Basic earnings:

Net income (loss)                                $   85,064        $ (274,166)
                                                 ----------        ----------

Shares:
    Weighted common shares outstanding            4,858,024         4,836,835
    Employee's stock options                             --                --
                                                 ----------        ----------

Total weighted shares outstanding                 4,858,024         4,836,835
                                                 ----------        ----------

Basic earnings (loss) per common share           $      .02        $     (.06)
                                                 ==========        ==========

Diluted earnings:

    Net income (loss)                            $   85,064        $ (274,166)
                                                 ----------        ----------

Shares:
    Weighted common shares outstanding            4,858,024         4,836,835
      Employee stock options                      1,018,444                --
                                                 ----------        ----------

Total weighted shares outstanding                 5,876,468         4,836,835
                                                 ----------        ----------

Diluted earnings (loss) per common share         $      .01        $     (.06)

                                 EXHIBIT INDEX

Exhibit No.     Description
------------    ------------
     2.1        Asset Purchase  Agreement,  dated as of December 8, 1999, by and among the Company GDIS  Acquisition  Corp.
                as Buyer, and Global Datatel, Inc., as Seller. (1)
     3.1(a)     Certificate of Incorporation of the Company, as amended.  (2)
     3.1(b)     Certificate  of  Amendment  to  Certificate  of  Incorporation,  with  respect to  designation  of 269,000 shares of Non-Voting Redeemable Convertible Series A Preferred Stock.
     3.2        By-Laws of the Company. (2)
     4.1        Form of Underwriter's Warrants. (2)
     4.2        Form of Public Warrant Agreement. (2)
     4.3        Specimen Common Share Certificate. (2)
     4.4        Specimen Class A Warrant Certificate. (2)
     4.5        Form of 12% Convertible Promissory Notes issued in December 1999 private Note Offering.
     9.1        Stock Purchase Agreement dated March 1992 by and between Ira H. Levy and Steven J. Lubman. (2)
    10.1        The Company's 1995 Employee Stock Option Plan. (2)
    10.2        Employment Agreement between the Company and Ira Levy. (2)
    10.3        Employment Agreement between the Company and Steven J. Lubman. (2)
    10.4        Revolving Credit Line Agreement between European American Bank and the Company. (2)
    10.5        Agreement with Great American Realty of Deer Park dated June 1, 1998. (3)
    10.7        Form of sales representative agreement. (2)
   *10.8        Intel Corporation Purchase Agreement dated January 1, 1998. (2)
    10.9        Amendment to Employment Agreement between the Company and Ira Levy. (3)
    10.10       Amendment to Employment Agreement between the Company and Steven Lubman. (3)
    21.1        Subsidiaries of the Company. (1)
    27.         Financial Data Schedule.
    99.1        Subordinated Convertible Promissory Note in the principal amount of $1,000,000, issued by Global Datatel,
                Inc. (4)
    99.2        Subordinated Convertible Promissory Note in the Principal amount of $4,100,000, issued by Global Datatel,
                Inc. as replacement of the $1,000,000 Promissory Note.
    99.3        Pledge Agreement, dated October 8, 1999, by and among Richard Baker, Global Datatel, Inc., and Surge Components, Inc. (4)
    99.4        Security Agreement, dated December 1, 1999, by and among Surge Components, Inc.,
                GDIS Acquisition Corp., as Buyer and Global Datatel, Inc. (1)

-------------------
   * Confidential Treatment for a portion of the contract has been granted by the Securities and Exchange Commission.

(1) Incorporated by reference from the Company's Current Report on Form 8-K, Date of Report - December 8, 1999.

(2) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-630 NY) declared effective by the Securities and Exchange Commission on July 31, 1996.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the Fiscal Year ended November 31, 1998.

(4) Incorporated by reference from the Company's Current Report on Form 8-K, Date of Report - October 8, 1999.