Form 10QSB
period 2000-02-29
SURGE COMPONENTS INC
filed 2000-04-13
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0 - 14188
                             Surge Components, Inc.
-------------------------------------------------------------------------------
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

                                 (631) 595-1818
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000:
4,969,058 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes _______ No ____X___

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                     for the Period Ended February 29, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                                 3-4

Consolidated Statements of Income and Comprehensive Income                  5

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                                  7-11


Item 2.  Management's Discussion and Analysis or Plan of Operation         12-19


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 20

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS





                                                        February 29,               November 30,
                                                           2 0 0 0                   1 9 9 9
                                                           -------                   -------

                           ASSETS (Note 4)

Current assets:
     Cash                                                 $5,716,090              $   159,612
     Note receivable - Global DataTel, Inc.                2,165,876                1,000,000
     Note receivable - MailEncrypt.com, Inc.                 750,000                       --
     Marketable securities                                 2,233,406                2,232,294
     Accounts receivable (net of allowance for
       doubtful accounts of $22,634)                       2,485,514                2,251,640
     Inventory                                             1,318,459                1,442,067
     Prepaid expenses and taxes                               60,042                  201,153
     Other current assets                                    122,698                   82,187
                                                       -------------             ------------

         Total current assets                             14,852,085                7,368,953
                                                         -----------               ----------

Fixed assets - net of accumulated depreciation
     of  $195,823 and $183,290                               329,991                  321,406
                                                         -----------              -----------

Other assets:
     Deferred acquisition costs                              132,728                   63,687
     Loan costs - net of accumulated amortization
         of $97,317                                          486,583                       --
     Security deposits                                         2,985                    2,985
     Deferred tax asset                                       91,373                   89,223
                                                        ------------              -----------

         Total other assets                                  713,669                  155,895
                                                        ------------              -----------

         Total assets                                    $15,895,745               $7,846,254
                                                         ===========               ==========



See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS





                                                             February 29,               November 30,
                                                                2 0 0 0                   1 9 9 9
                                                                -------                   -------

         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                         $ 1,268,746                $1,283,067
     Accrued expenses and taxes                                 1,523,891                   408,941
     Debenture payable                                          5,933,272                        --
                                                              -----------                ----------

         Total current liabilities                              8,725,909                 1,692,008
                                                              -----------                ----------

Stockholders' equity:
     Preferred stock - $.001 par value, 1,000,000
         authorized; 269,000 shares Series A Preferred
         Stock authorized, 239,000 issued and held in
         escrow account by Surge in name of Global
         DataTel, Inc. as of February 29, 2000, none
         issued at November 30,1999                                  --                        --
     Common stock - $.001 par value,
         25,000,000 shares authorized,
         4,932,558 and 4,858,958 shares issued
         and outstanding, respectively                              4,933                     4,859
     Additional paid-in capital                                 6,533,029                 6,386,063
     Unrealized holding loss                                      (88,336)                  (52,856)
     Retained deficit                                             720,210                  (183,820)
                                                            -------------                -----------

         Total stockholders' equity                             7,169,836                 6,154,246
                                                             ------------                ----------

         Total liabilities and stockholders' equity           $15,895,745                $7,846,254
                                                              ===========                ==========





See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    Three Months Ended
                                                            February 29,             February 28,
                                                              2 0 0 0                  1 9 9 9
                                                              --------                 -------

Sales                                                         $7,890,922              $2,224,966
   Less returns and allowances                                    37,888                  19,063
                                                           -------------            ------------

Net sales                                                      7,853,034               2,205,903

Cost of goods sold                                             5,173,939               1,628,287
                                                             -----------              ----------

Gross profit                                                   2,679,095                 577,616
                                                              ----------             -----------

Operating expenses:
   General and administrative
    expenses                                                     717,514                 464,811
   Selling and shipping expenses                                 458,685                 250,429
   Depreciation and amortization                                 109,850                  11,085
                                                            ------------            ------------

         Total operating expenses                              1,286,049                 726,325
                                                              ----------             -----------

Income (loss) from operations                                  1,393,046                (148,709)
                                                              ----------              ----------

Other income (expense):
   Investment income                                              92,554                  52,989
   Interest expense                                              (77,416)                   (996)
                                                            ------------              ----------

         Total other income (expense)                             15,138                  51,993
                                                            ------------              ----------

Income (loss) before income taxes                              1,408,184                 (96,716)

Income taxes                                                     504,154                   1,903
                                                             -----------              ----------

Net  income (loss)                                               904,030                 (98,619)

Other comprehensive loss, net of tax
unrealized holding loss on securities
arising during the period                                        (35,480)               (138,155)
                                                             -----------              -----------

         Total comprehensive income (loss)                    $  868,550              $ (236,774)
                                                              ==========              ===========

Weighted average shares outstanding
   Basic                                                       4,888,535               4,855,169
   Diluted                                                     6,729,992               4,855,169

Earnings per share
   Basic                                                      $      .18              $     (.02)
   Diluted                                                    $      .13              $     (.02)


See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                   February 29,           February 28,
                                                                      2 0 0 0                1 9 9 9
                                                                      -------                -------

OPERATING ACTIVITIES:
   Net income(loss)                                                $   904,030           $    (98,619)
   Adjustments to reconcile net income to net cash provided
    by operating activities:
         Depreciation and amortization                                 109,850                 11,085
         Deferred income taxes                                          (2,150)                  (458)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                (233,874)                21,071
   Inventory                                                           123,608                144,136
   Other current assets                                                100,600                 21,736
   Accounts payable                                                    (14,322)              (427,398)
   Accrued expenses and taxes                                        1,114,950               (191,296)
                                                                    ----------            -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  2,102,692               (519,743)
                                                                   -----------           -------------

INVESTING ACTIVITIES
   Deferred acquisition costs                                          (69,041)                    --
   Net advances to Global DataTel, Inc.                             (1,165,876)                    --
   Net advances to MailEncrypt.com, Inc.                              (750,000)                    --
   Purchase of marketable securities                                   (36,591)               (53,682)
   Acquisition of fixed assets                                         (21,118)               (22,075)
                                                                 --------------          -------------

NET CASH USED IN INVESTING ACTIVITIES                               (2,042,626)               (75,757)
                                                                   ------------          -------------

FINANCING ACTIVITIES
   Proceeds from debenture payable                                   5,933,272                     --
   Loan costs                                                         (583,900)                    --
   Proceeds from exercise of stock options                             147,040                  7,500
                                                                   -----------          -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            5,496,412                  7,500
                                                                    ----------          -------------

NET CHANGE IN CASH                                                   5,556,478               (588,000)

CASH AT BEGINNING OF PERIOD                                            159,612              1,387,222
                                                                   -----------            -----------

CASH AT END OF PERIOD                                               $5,716,090            $   799,222
                                                                    ==========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                             $       1,000         $          800
                                                                 =============         ==============
   Interest paid                                                 $       4,191         $          996
                                                                 =============         ==============


See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc. and Superus Holdings, Inc. contain all adjustments necessary to present fairly the Company's financial position as of February 29, 2000 and November 30, 1999 and the statements of income and comprehensive income and cash flows for the three months ended February 29, 2000 and February 28, 1999.

The consolidated results of operations for the three months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1999.

Formation of Subsidiary
-----------------------

In March 2000, the Company formed Superus Holdings, Inc. ("Superus"), a Delaware corporation, as a wholly owned subsidiary of the Company. The Company is currently doing business under the assumed name Superus Holdings.

Reclassifications
-----------------

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - PENDING ACQUISITION OF GLOBAL DATATEL, INC.

In October 1999, the Company entered into a merger agreement with Global DataTel, Inc. ("Global"). In December 1999, the parties terminated the merger agreement and the Company entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), which are being held in escrow by Surge. Following approval of the acquisition by the shareholders of the Company and Global

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000




NOTE 2 - PENDING ACQUISITION OF GLOBAL DATATEL, INC. (continued)

and a recapitalization of the Company including its merger with and into Superus, each share of the Series A Preferred will automatically convert into 100 shares of Superus' Class B Common Stock, which is intended to be a tracking stock reflecting Global's assets and includes other Internet operations. Each holder of the current Class A Common Stock Warrants shall have the right to purchase one share of the Class B Common Stock pursuant to the same conditions as currently exists. In addition, each holder of the Company's current common stock shall have the right to exchange two shares of the Company's Common Stock for one share of Superus Class B Common Stock for a period of six months following the effective date of the issuance of the Class B Common Stock. The purchase is conditioned on the completion of regulatory and other approvals and other conditions precedent.

NOTE 3 - PENDING ACQUISITION OF MAILENCRYPT.COM, INC.

In February 2000, the Company entered into a merger agreement to purchase MailEncrypt.com, Inc. ("Mail") in exchange for 1,821,400 shares of the Superus Class B Common Stock. The acquisition is subject to shareholder approval and the satisfaction of conditions precedent.

NOTE 4 - ISSUANCE OF STOCK OPTIONS

In December 1999, the Company granted options to certain of its employees and consultants, pursuant to the Option Plan, to purchase 209,000 shares of the Company's Common Stock at an exercise price of $2.6875 per share.

From December 1, 1999 through February 29,2000 options and warrants totaling 73,600 shares at an aggregate exercise price of $147,040 were exercised.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


NOTE 5 - PRIVATE PLACEMENT OFFERING

As of February 29, 2000, the Company had raised $5,933,272 through the sale of convertible promissory notes in a private placement offering ("Private Placement") pursuant to Regulation D under the Securities Act of 1933, as amended. The offering, as amended, is seeking to raise up to $7,000,000 of principal amount of promissory notes. The use of substantially all proceeds from the Private Placement, other than the repayment of $1,000,000 to the Company, will be used to fund the activities of Global and Mail. These notes accrue interest at the rate of 12% per annum and are due on or before December 31, 2000. Upon approval of the acquisition of Global, these notes will automatically be converted into Superus Class B Common Stock at a conversion price of $3 per share. In the event, the Global acquisition does not occur, these notes will automatically be converted into the Company's current common stock at a conversion price of $2.50 per share. Under no circumstances will the promissory notes convert into more than 19.9% of the equity shares of the Company, without prior shareholder approval. In March 2000, the Company completed the Private Placement and received gross proceeds of $7,000,000.

NOTE 6 - SUBORDINATED CONVERTIBLE PROMISSORY NOTE

In February 2000, the Company replaced the previous note receivable with Global with a Subordinated Convertible Promissory Note ("Convertible Note") totaling up to $6,250,000. Through February 29, 2000, $2,165,876 has been loaned to Global, and the remaining $4,084,124 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by July 30, 2000, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the President of Global.

NOTE 7 - NOTE PAYABLE TO BANK

In December 1999, the Company entered into two note agreements with a bank for aggregate borrowings of $500,000. The notes, which accrue interest at the prime rate, are due on December 31, 1999. These notes were repaid.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000




NOTE 8 - NOTE RECEIVABLE - MAILENCRYPT.COM, INC.

In February 2000, the Company entered into an agreement with Mail whereby the Company loaned $750,000 to Mail. The note bears interest at the rate of 10% per annum and is due July 30, 2000. Upon completion of the acquisition of Mail by the Company, the note and all accrued interest shall automatically be forgiven. In the event the acquisition of Mail is terminated, the note is convertible into the common stock of Mail at an agreed upon valuation of $15,000,000.

NOTE 9 - PROPOSED REORGANIZATION

Subject to shareholder approval and the approval of the Global acquisition, the Company intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge, Inc. to a newly-formed wholly-owned subsidiary. Surge Components, Inc. would then merge into Superus, which would become the parent company.

NOTE 10 - EMPLOYMENT AGREEMENTS

On February 16, 2000, the Company entered into an employment agreement with Adam Epstein. The agreement, which names Mr. Epstein as Chairman of the Board and acting Chief Executive Officer, calls for a base salary of $200,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Epstein also received 5 years options to purchase 1,500,000 shares of Superus Class B Common Stock, 300,000 of which are immediately exercisable and the balance exercisable ratably on a monthly basis over 36 months.

In February 2000, the two founders of Mail each entered into one-year employment agreements with Superus which are to be followed by six-month consulting agreements. They have, in turn, licensed to the Company the software language they developed specifically for Mail.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000



NOTE 11 - SUPERUS STOCK OPTION PLAN

In February 2000, Superus adopted, and the Company as sole shareholder ratified, the Superus 2000 Stock Incentive Plan (the "Superus Plan"). The Superus Plan provides for the grant of options to qualified employees, independent contractors, consultants and other individuals to purchase an aggregate of 15 million shares of common stock. Options have been granted pursuant to the Superus Plan to purchase an aggregate of 4,350,000 shares of Class B Common Stock. Upon shareholder approval of the Global acquisition and recapitalization, the Company's management will relinquish all contractual rights and entitlement to the 5,300,000 options granted by Surge in December 1998.

NOTE 12 - SUBSEQUENT EVENT

On March 24, 2000, the Company setup a bonus pool for certain of its employees, totaling 10% of the pretax income for the quarter ended February 29, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation

     Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's ability to complete its pending merger, acquisition and recapitalization, obtain shareholder and other necessary approvals, the merged entity's ability to combine and work together and grow the companies, periodic downturns in their respective industries, dependence on the Internet, timely acceptance of new products, intense price competition in their respective industries, lack of historical profitability, need to manage the Company's growth, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made herein speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations or future events.

Results of Operations

     Net sales for Surge Components, Inc. and Subsidiaries (the "Company") for the three months ended February 29, 2000 increased by $5,647,131, or 256%, to $7,853,034 as compared to net sales of $2,205,903 for the three months ended February 28, 1999. The net sales for the Company without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, sales increased by $447,281 or 26% when compared to the three months ended February 28, 1999. This growth was attributable primarily to increased sales volumes as a result of the Company's investment in an increased sales force. In addition, the Company's existing customers are buying additional product lines. The net sales for Challenge increased by $5,227,216 when compared to the three months ended February 28, 1999. This increase was primarily attributable to the economic effect of the shortage of electronic components during the first quarter fiscal 2000 in the broker distributor market in which, Challenge operates. This shortage has resulted in a higher demand of electronic products in the broker market. There can be no assurance, however, that these substantially improved conditions will continue throughout 2000.

     The Company's gross profit for the three months ended February 29, 2000 increased by $ 2,101,479, or 364%, as compared to the three months ended February 28, 1999. Gross margin as a percentage of net sales, however, increased from 26.2% for the three months ended February 28, 1999 to 34.1% for the three months ended February 29, 2000. The increase in the Company's gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of the economic effect of the shortage of electronic components in the broker distributor market. Also, the Company is making its operations more efficient by reducing inventory acquisition costs. The Company is making an effort to improve the efficiency of inventory management and has instituted a policy of increasing direct shipments to its customer's factories overseas. This has resulted in a substantial reduction of import related fees.

     General and administrative expenses for the three months ended February 29, 2000 increased by $252,703, or 54%, as compared to the three months ended February 28, 1999. The increase is primarily due to performance bonuses. The Company also hired additional staff such as office, purchasing and warehouse personnel in the latter part of 1999.

     Selling and shipping expenses for the three months ended February 29, 2000 increased by $208,256, or 83%, as compared to the three months ended February 28, 1999. This increase is primarily due to the increased sales commissions resulting from the increase in sales for the quarter. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows.

     Interest expense for the three months ended February 29, 2000 increased by $76,420 as compared to the three months ended February 28, 1999. This increase is primarily due to the Company incurring debt in the amount of approximately $5,993,000, as a result of a private offering of Convertible Promissory Notes in December 1999 through February 29, 2000.

     Investment income for the three months ended February 29, 2000 increased by $39,565, or 75%, as compared to the three months ended February 28, 1999. This increase is primarily due to the Company recording interest due from Global DataTel, Inc. and MailEncrypt.com, Inc.

     As result of the foregoing, the Company had a net income from operations of $1,393,046 for the three months ended February 29, 2000, as compared to a net loss from operations of $148,709 for the three months ended February 28, 1999. The Company had net income of $904,030 for the three months ended February 29, 2000, as compared to a net loss of $98,619 for the three months ended February 28, 1999.

Liquidity and Capital Resources

     Working capital increased by $449,231 during the three months ended February 29, 2000 from $5,676,945 at November 30, 1999, to $6,126,176 at
February 29, 2000. This increase resulted primarily from the increase in cash, note receivables and accounts receivable, as partially offset by the increase in debenture payable, decrease in inventory and prepaid expenses and taxes. The Company's Current Ratio decreased to 1.7:1 at February 29, 2000, as compared to 4.4:1 at November 30, 1999. Inventory turned about twice as much in the three months ended February 29, 2000 as compared to the three months ended February 28, 1999. The average number of days to collect receivables decreased from 51 days to 27 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.

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

     In addition to the costs associated with the expansion of the Company's facilities, the Company expects to continue to incur significant operating costs. These costs consist principally of increased payroll and marketing related charges. The future profitability of the Company will therefore depend on maintaining increased sales levels. In March 1999, the Company opened a marketing office in Taiwan. This office provides marketing and customer service for the Asian market. The cost and related expenses of this office have been minimal since the Company is utilizing the same office space used by its supplier management group.

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

     The Company has updated its equipment, procedures and personnel in the hopes that it will better enable itself to attract new customers as well as increase the sales volume with its existing customers, and is seeking to expand sales to its existing customer base by offering a broad range of complementary products. In 1997, the Company established a Web site, giving the engineering community exposure and access to any and all information about the Company and its products, which they would consider to include in their design. In January 2000, the Company updated its Web site capability.

     In March 1999, the underwriters exercised a portion of their warrants received during the Company's July 1996 Public Offering. In exchange for $8,736, the underwriters received 54,600 Warrants. These Warrants are identical to those issued pursuant to the Company's Public Offering. In February and March 2000, the underwriters exercised a portion of their warrants received during the Company's July 1996 Public Offering in exchange for $116,640, the underwriters received 23,400 Shares.

     In December 1999, the Company entered into two note agreements with a bank for aggregate borrowings of $500,000. The notes, which accrue interest at the prime rate, were due on December 31, 1999. These notes have been repaid.

     During the three months ended February 29, 2000, the Company had net cash provided by operating activities of $2,102,692, as compared to $519,743 used in operating activities in the three months ended February 28, 1999. The increase in cash provided by operating activities resulted from the Company's significant increase in revenues and earnings and accrued expenses and taxes.

     The Company had net cash used in investing activities of $2,042,626 for the three months ended February 29, 2000, as compared to $75,757 for the three months ended February 28, 1999. As discussed more fully below, the Company loaned an aggregate of $1,915,876 to Global Datatel, Inc. ("Global") and MailEncrypt.com, Inc. ("Mail").

     The Company had net cash provided by financing activities of $5,496,412 for three months ended February 29, 2000, as compared to $7,500 for the three months ended February 28, 1999. This increase in the cash provided by financing activities was a result of proceeds from a private placement and the result of the proceeds from the exercise of stock options offset by loan costs. As a result of the foregoing, the Company had a net increase in cash of $5,556,478 during the three months ended February 29, 2000, as compared to a net decrease of $588,000 for the three months ended February 28, 1999.

     The Company expects that its cash flow from operations, current investment program and the Company's private placement will be sufficient to meets its current financial requirements over at least the next twelve months.

     In December 1999, the Company granted options to certain of its employees and consultants, pursuant to the Option Plan, to purchase 209,000 shares of the Company's Common Stock at an exercise price of $2.6875 per share.

     From December 1, 1999 through February 29, 2000, stock options totaling 62,700 shares at an aggregate exercise price of $92,400 were exercised.

     In February 2000, the Company formed, a Delaware corporation, Superus Holdings, Inc. ("Superus") as a wholly owned subsidiary of the Company. Subject to shareholder approval and the approval of the Global Acquisition, the Company intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge Inc. to a newly formed wholly owned subsidiary. The Company would then merge into Superus, which would become the parent company (collectively, the "Recapitalization").

     On December 8, 1999, the Company entered into an Asset Purchase Agreement which provides for the purchase of all of the assets and assumption of certain liabilities of Global, in exchange for approximately 239,000 shares of the Company's Series A Preferred Stock, which will be converted into the 23,900,000 shares of Superus' Class B Common Stock, a "tracking stock" of Global's business if the Global Acquisition is approved and consummated. The assets of Global will be held by a wholly owned Delaware subsidiary of Superus. Additionally, on February 16, 2000, the Company entered into a Merger Agreement and Plan of Reorganization to acquire Mail, the terms of which provide for the issuance of 1,821,000 shares of Superus' Class B Common Stock to the four shareholders of Mail, and the merger of Mail into a wholly owned subsidiary of Superus. The merger of Mail into Superus is also conditioned on the consummation of the Global Acquisition. The Class B Common Stock will also track the business of Mail. Superus was formed for the purpose of effectuating the Mail Merger and Global Acquisition, issuing the Class A Common Stock, Class B Common Stock and Class B Warrants, and becoming the holding Company of the businesses of the Company, Mail and Global. The Company intends to issue a Joint Proxy/Registration Statement on Form S-4 to all shareholders of Global (unless earlier approved by consent of Global shareholders) and the Company for purposes of approving said transactions.

     As of February 29, 2000, the Company has incurred debt in the amount of approximately $5,933,000 as a result of a private offering of Convertible Promissory Notes. The Convertible Promissory Notes accrue interest at the rate of 12% per annum commencing February 1, 2000, or approximately $712,000 per annum, and is payable on or before December 31, 2000 if the Global Acquisition is not consummated. In March 2000, the Company completed the Private Placement.

     On October 8, 1999, the Company made a secured loan to Global, in the principal amount of $1,000,000, and received a 10% Convertible Secured Promissory Note in exchange therefore (the "Global Note"). The Global Note was secured by all of the assets of and is junior to certain secured bank credit facilities of Global. Additionally, the loan was secured by 300,000 Global Shares, which were pledged by Mr. Richard Baker, the President of Global. The Global Note was convertible into one Global Share for every three dollars ($3.00) of principal and interest outstanding on the loan, if the originally contemplated merger with Global was not consummated.

     In February 2000, the Company replaced the Global Note with a Subordinated Convertible Promissory Note ("Convertible Note") totaling $6,250,000 and increased the conversion ratio from $3.00 to $1.00 of principal and interest outstanding on the Global Note for every share of Global converted into. Simultaneously therewith, the number of shares pledged by Mr. Richard Baker was increased from 300,000 Global Shares to 500,000 Global Shares. Through February 29, 2000, $2,165,876 has been loaned to Global, and the remaining $4,084,124 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by July 31, 2000, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of Global.

     If the Global Acquisition is not consummated by July 31, 2000, the Global Note will become convertible, or payable upon demand. The Company does not believe that Global would be able to pay the amount due under the Convertible
Note if the Global Acquisition is not consummated. Additionally, none of Global's securities are registered for resale. As such, in the event of a default on the Convertible Note, or failure of the Global Acquisition to be consummated for any reason, the Company has reason to believe that the security and assets of Global may not be sufficient to satisfy Global's obligation under the Convertible Note. As such, the failure of the Global Acquisition to close, could have material adverse consequences to the Company.

     In February 2000, the Company entered into an agreement with Mail whereby the Company loaned $750,000 to Mail. The Note bears interest at the rate of 10% per annum and is due July 30, 2000. Upon completion of the acquisition of Mail by the Company, the note and all accrued interest shall automatically be forgiven. In the event the acquisition of Mail is terminated, the Note is convertible into the Common Stock of Mail.

     On February 16, 2000, the Company entered into an employment agreement with Adam Epstein. The agreement, which names Mr. Epstein as Chairman of the Board and acting Chief Executive Officer, calls for a base salary of $200,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Epstein also received 5 year options to purchase 1,500,000 shares of Superus Class B Common Stock, 300,000 of which are immediately exercisable and the balance exercisable ratably on a monthly basis over 36 months.

     In February 2000, the two founders of Mail each entered into one-year employment agreements with Superus, which are to be followed, by six-month consulting agreements. They have, in turn, licensed to the Company the software language they developed specifically for Mail.

     On March 24, 2000, the Company set up a bonus pool for certain of its employees, totaling 10% of the pretax income for the quarter ended February 29, 2000.


Inflation And Increasing Interest Rates

     In recent years, the effects of inflation have "tightened" slightly, as indicated by the average consumer price index, which has increased slightly over the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and increasing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results. Moreover, recent announcements by the Federal Reserve, as well as increases in salaries and the GDP generally, has had interest rates during 2000. Even minor increases in interest rates can increase the Company's cost of capital and offset revenues. Moreover, the Company has recently incurred approximately $6,000,000 of debt as a result of the Note Offering, which totaled $7,000,000.

PART II


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

Exhibit No.                Description

11.1              Statement re: Computation of per share earnings.

27.               Statement re:  Financial Data Schedule

                  (b) A current report on Form 8-K was filed by the Company on December 17, 1999 to report on Item 5, an "Other Event" which occurred on December 8, 1999. A current report on Form 8-K was filed by the Company on February 28, 2000 to report on Item 5, an "Other Event" which occurred on February 16, 2000.


SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SURGE COMPONENTS, INC.



                                            By: /s/ Steven J Lubman
                                                --------------------------------
                                                Steven J. Lubman
                                                Vice President, Principal
                                                Financial Officer, Secretary and
                                                Director



Dated:  April 13, 2000