Form 10QSB
period 2000-05-31
SURGE COMPONENTS INC
filed 2000-07-14
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended May 31, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0 - 14188

                             Surge Components, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                   11-2602030
-------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                    1016 Grand Boulevard, Deer Park, NY 11729
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 595-1818
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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
Yes    X      No
   ---------    ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000: 4,982,589 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes       No   X
   ------    ------

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                        for the Period Ended May 31, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                             3 - 4

Consolidated Statements of Income and Comprehensive Income              5

Consolidated Statements of Cash Flows                                   6

Notes to Consolidated Financial Statements                              7 - 10


Item 2.  Management's Discussion and Analysis or Plan of Operation     11 - 17


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                             18

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            May 31,            November 30,
                                                             2000                 1999
                                                            ------               -------
                           ASSETS


Current assets:
     Cash                                                 $ 5,305,172         $   159,612
     Note receivable - Global DataTel, Inc.                 3,311,458           1,000,000
     Note receivable - MailEncrypt.com, Inc.                  750,000                --
     Marketable securities                                  2,233,459           2,232,294
     Accounts receivable (net of allowance for
       doubtful accounts of $22,634)                        2,974,612           2,251,640
     Inventory                                              1,708,512           1,442,067
     Prepaid expenses and taxes                               114,355             201,153
     Other current assets                                     169,333              82,187
                                                          -----------         -----------

         Total current assets                              16,566,901           7,368,953
                                                          -----------         -----------

Fixed assets - net of accumulated depreciation
     of  $209,682 and $183,290                                331,607             321,406
                                                          -----------         -----------

Other assets:
     Deferred acquisition costs                               294,303              63,687
     Loan costs - net of accumulated amortization
         of $232,739                                          308,950                --
     Organization costs - net of accumulated
         amortization of $263                                   7,616                --
     Security deposits                                          2,985               2,985
     Deferred tax asset                                        90,118              89,223
                                                          -----------         -----------

         Total other assets                                   703,972             155,895
                                                          -----------         -----------

         Total assets                                     $17,602,480         $ 7,846,254
                                                          ===========         ===========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          May 31,            November 30,
                                                                                           2000                 1999
                                                                                          -------              -------

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                                    $ 1,308,915            $1,283,067
     Accrued expenses and taxes                                                            1,457,499               408,941
     Notes payable                                                                         7,000,000                  --
                                                                                         -----------            ----------

         Total current liabilities                                                         9,766,414             1,692,008
                                                                                         -----------            ----------

Stockholders' equity:
     Preferred stock - $.001 par value, 1,000,000
         authorized; 269,000 shares Series A Preferred
         Stock authorized, 239,000 issued and held in
         escrow account by Surge in name of Global
         DataTel, Inc. as of May 31, 2000, none
         issued at November 30,1999                                                             --                    --
     Common stock - $.001 par value,
         25,000,000 shares authorized,
         4,982,589 and 4,858,958 shares issued
         and outstanding, respectively                                                         4,983                 4,859
     Additional paid-in capital                                                            6,672,128             6,386,063
     Unrealized holding loss                                                                (123,034)              (52,856)
     Retained earnings (deficit)                                                           1,281,989              (183,820)
                                                                                         -----------            ----------

         Total stockholders' equity                                                        7,836,066             6,154,246
                                                                                         -----------            ----------

         Total liabilities and stockholders' equity                                      $17,602,480            $7,846,254
                                                                                         ===========            ==========


See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                            Six Months Ended              Three Months Ended
                                                                 May 31,                         May 31,
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Sales                                                 $ 15,274,013    $  4,537,397    $  7,383,091    $  2,312,431
   Less returns and allowances                             218,315          38,760         180,427          19,697
                                                      ------------    ------------    ------------    ------------

Net sales                                               15,055,698       4,498,637       7,202,664       2,292,734

Cost of goods sold                                      10,027,827       3,319,995       4,853,888       1,691,708
                                                      ------------    ------------    ------------    ------------

Gross profit                                             5,027,871       1,178,642       2,348,776         601,026
                                                      ------------    ------------    ------------    ------------

Operating expenses:
   General and administrative
    expenses                                             1,510,486         934,322         792,972         469,511
   Selling and shipping expenses                           885,303         491,369         426,618         240,940
   Depreciation and amortization                           259,394          22,731         149,544          11,646
                                                      ------------    ------------    ------------    ------------

Total operating expenses                                 2,655,183       1,448,422       1,369,134         722,097
                                                      ------------    ------------    ------------    ------------

Income (loss) from operations                            2,372,688        (269,780)        979,642        (121,071)

Other income and (expense):
    Investment income                                      225,988         110,406         133,434          57,417
    Interest expense                                      (291,327)         (2,668)       (213,911)         (1,672)
                                                      ------------    ------------    ------------    ------------

Income (loss) before income taxes (benefit)              2,307,349        (162,042)        899,165         (65,326)

Income taxes (benefit)                                     841,540           1,275         337,386            (628)
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                        1,465,809        (163,317)        561,779         (64,698)

Other comprehensive (loss) income:
   Unrealized holding loss on
   securities arising during the period, net of tax        (70,178)       (158,109)        (34,698)        (19,954)
                                                      ------------    ------------    ------------    ------------

         Total comprehensive income (loss)            $  1,395,631    $   (321,426)   $    527,081    $    (84,652)
                                                      ============    ============    ============    ============

Weighted average shares outstanding
   Basic                                                 4,931,374       4,857,084       4,973,747       4,858,958
   Diluted                                               7,716,310       4,857,084       7,758,683       4,858,958

Earnings (loss) per share
   Basic                                              $        .30    $       (.03)   $        .11    $       (.01)
   Diluted                                            $        .19    $       (.03)   $        .07    $       (.01)

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                        May 31,
                                                              2000                1999
                                                           -----------         -----------
OPERATING ACTIVITIES:
   Net income (loss)                                       $ 1,465,809         $  (163,317)
   Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
         Depreciation and amortization                         259,394              22,731
         Deferred income taxes                                    (895)               (518)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                        (722,972)             (2,908)
   Inventory                                                  (266,445)            122,152
   Other current assets                                           (348)             27,877
   Accounts payable                                             25,848            (369,979)
   Accrued expenses and taxes                                1,048,557            (140,123)
                                                           -----------         -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          1,808,948            (504,085)
                                                           -----------         -----------

INVESTING ACTIVITIES
  Purchase of marketable securities                            (71,342)           (102,541)
  Acquisition of fixed assets                                  (36,593)            (27,628)
  Acquisition of organization costs                             (7,879)               --
  Deferred acquisition costs                                  (230,616)               --
  Net advances to Global DataTel, Inc.                      (2,311,458)               --
  Net advances to MailEncrypt.com Inc.                        (750,000)               --
                                                           -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                       (3,407,888)           (130,169)
                                                           -----------         -----------

FINANCING ACTIVITIES
   Proceeds from notes payable                               7,000,000                --
   Loan costs                                                 (541,689)               --
   Proceeds from exercise of employee stock options            164,394               7,500
   Proceeds from exercise of warrants                            5,155                --
   Proceeds from exercise of underwriter units                 116,640               8,736
                                                           -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,744,500              16,236
                                                           -----------         -----------

NET CHANGE IN CASH                                           5,145,560            (618,018)

CASH AT BEGINNING OF PERIOD                                    159,612           1,387,222
                                                           -----------         -----------

CASH AT END OF PERIOD                                      $ 5,305,172         $   769,204
                                                           ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                       $   201,000         $     1,793
                                                           ===========         ===========

   Interest paid                                           $     4,191         $     2,668
                                                           ===========         ===========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc. and Superus Holdings, Inc. contain all adjustments necessary to present fairly the Company's consolidated financial position as of May 31, 2000 and November 30, 1999 and the consolidated statements of income and comprehensive income for the six and three months ended May 31, 2000 and 1999 and consolidated cash flows for the six months ended May 31, 2000 and 1999.

The consolidated results of operations for the six and three months ended May 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - PENDING ACQUISITION OF GLOBAL DATATEL, INC.

In October 1999, the Company entered into a merger agreement with Global DataTel, Inc. ("Global"). In December 1999, the parties terminated the merger agreement and the Company entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), which are being held in escrow by Surge. Following approval of the acquisition by the shareholders of the Company and Global

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000

NOTE 2 - PENDING ACQUISITION OF GLOBAL DATATEL, INC. (continued)

and a recapitalization of the Company including its merger with and into Superus, each share of the Series A Preferred will automatically convert into 100 shares of Superus' Class B Common Stock, which is intended to be a tracking stock reflecting Global's assets and includes other Internet operations. Each holder of the current Class A Common Stock Warrants shall have the right to purchase one share of the Class B Common Stock pursuant to the same conditions as currently exists. In addition, each holder of the Company's current common stock shall have the right to exchange two shares of the Company's Common Stock for one share of Superus Class B Common Stock for a period of six months following the effective date of the issuance of the Class B Common Stock. The purchase is conditioned on the completion of regulatory and other approvals and other conditions precedent. The Company has entered into an agreement with their financial advisor to pay one million shares of Superus Class B Common Stock contingent upon shareholder approval of both the recapitalization and acquisition.

NOTE 3 - PENDING ACQUISITION OF MAILENCRYPT.COM, INC.

In February 2000, the Company entered into a merger agreement to purchase MailEncrypt.com, Inc. ("Mail") in exchange for 1,821,400 shares of the Superus Class B Common Stock. The acquisition is subject to shareholder approval and the satisfaction of conditions precedent. The Company is paying a finder's fee of one hundred thousand shares of Superus Class B Common Stock upon shareholder approval of the recapitalization and merger agreement.

NOTE 4 - EXERCISE OF WARRANTS

In March 2000, the underwriters exercised a portion of their warrants received during the Company's July 1996 Initial Public Offering. In exchange for $62,000, the underwriters received 12,500 shares of the Company's Common Stock.

In March 2000, 1031 Class A Warrants were exercised in exchange for $5,155.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000

NOTE 5 - PRIVATE PLACEMENT OFFERING

In March 2000, the Company completed a $7,000,000 offering through the sale of convertible promissory notes in a private placement offering ("Private Placement") pursuant to Regulation D under the Securities Act of 1933, as amended. The use of substantially all proceeds from the Private Placement, other than the repayment of $1,000,000 to the Company, will be used to fund the activities of Global and Mail. These notes accrue interest at the rate of 12% per annum and are due on or before December 31, 2000. Upon approval of the acquisition of Global, these notes will automatically be converted into the Superus Class B Common Stock at a conversion price of $3 per share. In the event, the Global acquisition does not occur, these notes will automatically be converted into the Company's current common stock at a conversion price of $2.50 per share. Under no circumstances will the promissory notes convert into more than 19.9% of the equity shares of the Company, without prior shareholder approval.

NOTE 6 - SUBORDINATED CONVERTIBLE PROMISSORY NOTE

In February 2000, the Company replaced the previous note receivable with Global with a Subordinated Convertible Promissory Note ("Convertible Note") totaling up to $6,250,000. Through May 31, 2000, $3,311,458 has been loaned to Global, and the remaining $2,938,542 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by July 30, 2000, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the President of Global.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

NOTE 7 - PROPOSED REORGANIZATION

Subject to shareholder approval and the approval of the Global acquisition, the Company intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge, Inc. to a newly-formed wholly-owned subsidiary. Surge Components, Inc. would then merge into Superus, which would become the parent company.

NOTE 8 - EMPLOYMENT AGREEMENTS

On March 20, 2000, the Company entered into an agreement with Craig Carlson. The agreement, which names Mr. Carlson as Vice President of Corporate Development, calls for a base salary of $150,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Carlson also received options to purchase 200,000 shares of Superus Class B Common Stock, 35,000 of which are exercisable six months after the Effective Date of the Recapitalization and the balance exercisable ratably on a monthly basis over 42 months. The options expire four years after the Recapitalization.

NOTE 9 - SUBSEQUENT EVENT

In July 2000, the Company set up a bonus pool for certain of its employees, totaling 10% of certain pretax income for the quarter ended May 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation

     Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's ability to complete its pending merger, acquisition and recapitalization, obtain shareholder and other necessary approvals, the merged entity's ability to combine and work together and grow the companies, periodic downturns and improvements in their respective industries, dependence on the Internet, timely acceptance of new products, intense price competition in their respective industries, lack of historical profitability, need to manage the Company's growth, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made herein speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations or future events.

Results of Operations

     Net sales for Surge Components, Inc. and Subsidiary (the "Company") for the six months ended May 31, 2000 increased by $10,557,061, or 235%, to $15,055,698 as compared to net sales of $4,498,637 for the six months ended May 31, 1999. The Company's net sales for the three months ended May 31, 2000 increased by $4,909,930, or 214%, to $7,202,664 as compared to net sales of $2,292,734 for the three months ended May 31, 2000. The net sales for the Company without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, increased by $857,595 or 25% when compared to the six months ended May 31, 1999. This growth was attributable primarily to increased sales volumes with new customers, as a result of the Company's investment in an increased sales force. In addition, the Company's existing customers are buying additional product lines. The net sales for Challenge increased by $9,682,152, or 880% when compared to the six months ended May 31, 1999. This increase was primarily attributable to the economic effect of the shortage of electronic components during the first half of fiscal 2000 in the broker distributor market in which, Challenge operates. This shortage has resulted in a higher demand of electronic products in the broker market. There can be no assurance, however, that these substantially improved conditions will continue throughout 2000.

     The Company's gross profit for the six months ended May 31, 2000 increased by $3,849,229, or 327%, as compared to the six months ended May 31, 1999. The Company's gross profit for the three months ended May 31, 2000 increased by $1,747,750, or 291%, as compared to the three months ended May 31, 1999. Gross margin as a percentage of net sales increased from 26.2% in the six months ended May 31, 1999 to 33.4% in the six months ended May 31, 2000. The increase in the Company's gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of the economic effect of the shortage of electronic components in the broker distributor market. Also, the Company is making its operations more efficient by reducing inventory acquisition costs. The Company is making an effort to improve the efficiency of inventory management and has instituted a policy of increasing direct shipments to its customers' factories overseas. This has resulted in a substantial reduction of import related fees.

     General and administrative expenses for the six months ended May 31, 2000 increased by $576,164, or 62%, as compared to the six months ended May 31, 1999. For the three months ended May 31, 2000, general and administrative expenses increased by $323,461, or 69%, as compared to the three months ended May 31, 1999. The increase is primarily due to performance bonuses. The Company also hired additional staff such as office, purchasing and warehouse personnel in the latter part of 1999. The Company's subsidiary, Superus Holdings, Inc. ("Superus") incurred approximately $162,000 of expenses relating to salaries, rent and public relations.

     Selling and shipping expenses for the six months ended May 31, 2000, increased by $393,934, or 80%, as compared to the six months ended May 31, 1999. For the three months ended May 31, 2000, selling and shipping expenses increased by $185,678, or 77%, as compared to the three months ended May 31, 1999. This increase is primarily due to the increased sales commissions resulting from the increase in sales for the year. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows. Challenge has published a catalog for the new audible and fan product lines it now carries.

     Interest expense for the six months ended May 31, 2000 increased by $288,659, as compared to the six months ended May 31, 1999. Interest expense for the three months ended May 31, 2000 increased by $212,239, as compared to the three months ended May 31, 1999. This increase is primarily due to the Company incurring debt in the amount of $7,000,000, as a result of a private offering of Convertible Promissory Notes in December 1999 through March 2000.

     Investment income increased by $ 115,582 for the six months ended May 31, 2000 as compared to the six months ended May 31,1999. Investment income increased by $76,017 for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. This increase is primarily due to the interest due on the notes due from Global DataTel, Inc. and MailEncrypt.com, Inc.

As a result of the foregoing, the Company had net income of $1,465,809 for the six months ended May 31, 2000, as compared to a net loss of $163,317 for the six months ended May 31, 1999. The Company had net income of $561,779 for the three months ended May 31, 2000, as compared to a net loss of $64,698 for the three months ended May 31, 1999.

Liquidity and Capital Resources

     Working capital increased by $1,123,545 during the six months ended May 31, 2000 from $5,676,945 at November 30, 1999, to $6,800,487, at May 31, 2000. This
increase resulted primarily from the increase in cash, proceeds from notes payable, notes receivable, accounts receivable and inventory, as partially offset by the increase in notes payable and accrued expenses and taxes. The Company's Current Ratio decreased to 1.7:1 at May 31, 2000, as compared to 4.4:1 at November 30, 1999. Inventory turned about twice as much in the six months ended May 31, 2000 as compared to the six months ended May 31, 1999. The average number of days to collect receivables decreased from 51 days to 32 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.

     In April 1998, the Company renewed the letter of credit agreement with its bank through May 31,1999 allowing the Company to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. The Company is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires the Company to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. In May 1999, the letter of credit agreement with the bank expired. The Company is negotiating a new agreement with the bank.

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

     During the six months ended May 31, 2000, the Company had net cash provided by operating activities of $1,808,948, as compared to $504,085 used in operating activities in the six months ended May 31, 1999. The increase in cash provided by operating activities resulted from the Company's significant increase in revenues and earnings and accrued expenses and taxes, offset, in part, by increases in accounts receivable, inventory, depreciation and amortization.

     The Company had net cash used in investing activities of $3,407,888 for the six months ended May 31, 2000, as compared to $130,169 for the six months ended May 31, 1999. As discussed more fully below, the Company loaned an aggregate of $3,061,458 to Global Datatel, Inc. ("Global") and MailEncrypt.com, Inc. ("Mail").

     The Company had net cash provided by financing activities of $6,744,500 for six months ended May 31, 2000, as compared to $16,236 for the six months ended May 31, 1999. This increase in the cash provided by financing activities was a result of the net proceeds from a private placement and the result of the proceeds from the exercise of stock options. As a result of the foregoing, the Company had a net increase in cash of $5,145,560 during the six months ended May 31, 2000, as compared to a net decrease of $618,018 for the six months ended May 31, 1999.

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

     From December 1, 1999 through May 31, 2000 stock options totaling 99,200 shares at an aggregate exercise price of $164,394 were exercised.

     In March 2000, the Company formed, a Delaware corporation, Superus Holdings, Inc. ("Superus") as a wholly owned subsidiary of the Company. Subject to shareholder approval and the approval of the Global Acquisition, the Company intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge Inc. to a newly formed wholly owned subsidiary. The Company would then merge into Superus, which would become the parent company (collectively, the "Recapitalization").

     On December 8, 1999, the Company entered into an Asset Purchase Agreement which provides for the purchase of all of the assets and assumption of certain liabilities of Global, in exchange for approximately 239,000 shares of the Company's Series A Preferred Stock, which will be converted into the 23,900,000 shares of Superus' Class B Common Stock, a "tracking stock" of Global's business if the Global Acquisition is approved and consummated. The assets of Global will be held by a wholly owned Delaware subsidiary of Superus. Additionally, on February 16, 2000, the Company entered into a Merger Agreement and Plan of Reorganization to acquire Mail, the terms of which provide for the issuance of 1,821,400 shares of Superus' Class B Common Stock to the four shareholders of Mail, and the merger of Mail into a wholly owned subsidiary of Superus. The merger of Mail into Superus is also conditioned on the consummation of the Global Acquisition. The Class B Common Stock will also track the business of Mail. Superus was formed for the purpose of effectuating the Mail Merger and Global Acquisition, issuing the Class A Common Stock, Class B Common

Stock and Class B Warrants, and becoming the holding Company of the businesses of the Company, Mail and Global. The Company intends to issue a Joint Proxy Statement to all shareholders of Global and the Company for purposes of approving said transactions.

     As of May 31, 2000, the Company has incurred debt in the amount of $7,000,000 as a result of a private offering of Convertible Promissory Notes. The Convertible Promissory Notes accrue interest at the rate of 12% per annum commencing February 1, 2000, or approximately $712,000 per annum, and is payable on or before December 31, 2000, if the Global Acquisition is not consummated. In March 2000, the Company completed the Private Placement.

     On October 8, 1999, the Company made a secured loan to Global, in the principal amount of $1,000,000, and received a 10% Convertible Secured Promissory Note in exchange therefore (the "Global Note"). The Global Note was secured by all of the assets of and is junior to certain secured bank credit facilities of Global. Additionally, the loan was secured by 300,000 Global Shares, which were pledged by Mr. Richard Baker, the then Chairman of Global. The Global Note was convertible into one Global Share for every three dollars ($3.00) of principal and interest outstanding on the loan, if the originally contemplated merger with Global was not consummated.

     In February 2000, the Company replaced the Global Note with a Subordinated Convertible Promissory Note ("Convertible Note") totaling $6,250,000 and increased the conversion ratio from $3.00 to $1.00 of principal and interest outstanding on the Global Note for every share of Global stock issued upon conversion. Simultaneously therewith, the number of shares pledged by Mr. Richard Baker was increased from 300,000 Global Shares to 500,000 Global Shares. Through May 31, 2000, $3,311,458 has been loaned to Global, and the remaining $2,938,542 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by July 31, 2000, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the former Chairman of Global.

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

     On June 2, 2000, the Company executed a pledge agreement where by it took effective control of the assets of Global. Under the terms of the Agreement, the Board of Directors and a sufficient number of shareholders of Global have consented to pledge all of the company's assets and certain of its liabilities to Superus in furtherance of satisfying a condition precedent to closing the sale of such assets to Superus.

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

     On March 20, 2000, the Company entered into an agreement with Craig Carlson. The agreement, which names Mr. Carlson as Vice President of Corporate Development, calls for a base salary of $150,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Carlson also received 4 years options to purchase 200,000 shares of Superus Class B Common Stock, 35,000 of which are exercisable six months after the Effective Date of the Recapitalization and the balance exercisable ratably on a monthly basis over 42 months.

     In February 2000, the two founders of Mail each entered into one-year employment agreements with Superus, which are to be followed, by six-month consulting agreements. They have, in turn, licensed to the Company the software language they developed specifically for Mail.

Inflation And Increasing Interest Rates

     In recent years, the effects of inflation have "tightened" slightly, as indicated by the average consumer price index, which has increased slightly over the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and increasing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results. Moreover, recent announcements by the Federal Reserve, as well as increases in salaries and the GDP generally, has resulted in increased interest rates during 2000. Even minor increases in interest rates can increase the Company's cost of capital and offset revenues. Moreover, the Company has recently incurred approximately $7,000,000 of debt as a result of the Note Offering.

PART II


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit No.                Description
    -----------                -----------

       11.2     Statement re: Computation of per share earnings.

       27.      Statement re:  Financial Data Schedule

(b) Reports on Form 8K

          A current report on Form 8-K was filed by the Company on June 19, 2000, as amended on June 22, 2000, to report on Item 2, an "Acquisition or Disposition of Assets" which occurred on June 2, 2000. A current report on Form 8-K was filed by the Company on June 27, 2000 to report on Item 5, an "Other Event" which occurred on June 19, 2000.


         SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SURGE COMPONENTS, INC.



                                        By:   /s/ Steven J Lubman
                                              -------------------------
                                               Steven J. Lubman
                                               Vice President, Principal
                                               Financial Officer, Secretary and
                                               Director



Dated: July 14, 2000