Form 10QSB/A
period 2000-02-29
SURGE COMPONENTS INC
filed 2000-08-24
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A


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

     Transitional Small Business Disclosure Format (check one):

Yes _______ No ____X___

                      SURGE COMPONENTS, INC. AND SUBSIDIARY


                              Index to Form 10-QSB/A


                     for the Period Ended February 29, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                                 3-4

Consolidated Statements of Income and Comprehensive Income                  5

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                                  7-11


Item 2.  Management's Discussion and Analysis or Plan of Operation         12-19


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 20

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS






                                                        February 29,               November 30,
                                                           2 0 0 0                   1 9 9 9
                                                           -------                   -------

                           ASSETS (Note 4)

Current assets:
     Cash                                                 $5,716,090              $   159,612
     Note receivable - Global DataTel, Inc.                2,165,876                1,000,000
     Note receivable - MailEncrypt.com, Inc.                 750,000                       --
     Marketable securities                                 2,233,406                2,232,294
     Accounts receivable (net of allowance for
       doubtful accounts of $22,634)                       2,485,514                2,251,640
     Inventory                                             1,318,459                1,442,067
     Prepaid expenses and taxes                               60,042                  201,153
     Other current assets                                    122,698                  145,874
                                                       -------------             ------------

         Total current assets                             14,852,085                7,432,640
                                                         -----------               ----------

Fixed assets - net of accumulated depreciation
     of  $195,823 and $183,290                               329,991                  321,406
                                                         -----------              -----------

Other assets:
     Loan costs - net of accumulated amortization
         of $97,317                                          486,583                       --
     Security deposits                                         2,985                    2,985
     Deferred tax asset                                       91,373                   89,223
                                                        ------------              -----------

         Total other assets                                  580,941                   92,208
                                                        ------------              -----------

         Total assets                                    $15,763,017               $7,846,254
                                                         ===========               ==========




See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS






                                                             February 29,               November 30,
                                                                2 0 0 0                   1 9 9 9
                                                                -------                   -------

         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                         $ 1,268,746                $1,283,067
     Accrued expenses and taxes                                 1,476,109                   408,941
     Debenture payable                                          5,933,272                        --
                                                              -----------                ----------

         Total current liabilities                              8,678,127                 1,692,008
                                                              -----------                ----------

Stockholders' equity:
     Preferred stock - $.001 par value, 1,000,000
         authorized; 269,000 shares Series A Preferred
         Stock authorized, 239,000 issued and held in
         escrow account by Surge in name of Global
         DataTel, Inc. as of February 29, 2000, none
         issued at November 30,1999                                  --                        --
     Common stock - $.001 par value,
         25,000,000 shares authorized,
         4,932,558 and 4,858,958 shares issued
         and outstanding, respectively                              4,933                     4,859
     Additional paid-in capital                                 6,533,029                 6,386,063
     Unrealized holding loss                                      (88,336)                  (52,856)
     Retained deficit                                             635,264                  (183,820)
                                                            -------------                -----------

         Total stockholders' equity                             7,084,890                 6,154,246
                                                             ------------                ----------

         Total liabilities and stockholders' equity           $15,763,017                $7,846,254
                                                              ===========                ==========






See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                    Three Months Ended
                                                            February 29,             February 28,
                                                              2 0 0 0                  1 9 9 9
                                                              --------                 -------

Sales                                                         $7,890,922              $2,224,966
   Less returns and allowances                                    37,888                  19,063
                                                           -------------            ------------

Net sales                                                      7,853,034               2,205,903

Cost of goods sold                                             5,173,939               1,628,287
                                                             -----------              ----------

Gross profit                                                   2,679,095                 577,616
                                                              ----------             -----------

Operating expenses:
   General and administrative
    expenses                                                     850,242                 464,811
   Selling and shipping expenses                                 458,685                 250,429
   Depreciation and amortization                                 109,850                  11,085
                                                            ------------            ------------

         Total operating expenses                              1,418,777                 726,325
                                                              ----------             -----------

Income (loss) from operations                                  1,260,318                (148,709)
                                                              ----------              ----------

Other income (expense):
   Investment income                                              92,554                  52,989
   Interest expense                                              (77,416)                   (996)
                                                            ------------              ----------

         Total other income (expense)                             15,138                  51,993
                                                            ------------              ----------

Income (loss) before income taxes                              1,275,456                 (96,716)

Income taxes                                                     456,372                   1,903
                                                             -----------              ----------

Net  income (loss)                                               819,084                 (98,619)

Other comprehensive loss, net of tax
unrealized holding loss on securities
arising during the period                                        (35,480)               (138,155)
                                                             -----------              -----------

         Total comprehensive income (loss)                    $  783,604              $ (236,774)
                                                              ==========              ===========

Weighted average shares outstanding
   Basic                                                       4,888,535               4,855,169
   Diluted                                                     6,729,992               4,855,169

Earnings per share
   Basic                                                      $      .17              $     (.02)
   Diluted                                                    $      .12              $     (.02)



See accompanying notes to consolidated financial statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended
                                                                   February 29,           February 28,
                                                                      2 0 0 0                1 9 9 9
                                                                      -------                -------

OPERATING ACTIVITIES:
   Net income(loss)                                                $   819,084           $    (98,619)
   Adjustments to reconcile net income to net cash provided
    by operating activities:
         Depreciation and amortization                                 109,850                 11,085
         Deferred income taxes                                          (2,150)                  (458)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                (233,874)                21,071
   Inventory                                                           123,608                144,136
   Other current assets                                                164,287                 21,736
   Accounts payable                                                    (14,322)              (427,398)
   Accrued expenses and taxes                                        1,067,168               (191,296)
                                                                    ----------            -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  2,033,651               (519,743)
                                                                   -----------           -------------

INVESTING ACTIVITIES
   Net advances to Global DataTel, Inc.                             (1,165,876)                    --
   Net advances to MailEncrypt.com, Inc.                              (750,000)                    --
   Purchase of marketable securities                                   (36,591)               (53,682)
   Acquisition of fixed assets                                         (21,118)               (22,075)
                                                                 --------------          -------------

NET CASH USED IN INVESTING ACTIVITIES                               (1,973,585)               (75,757)
                                                                   ------------          -------------

FINANCING ACTIVITIES
   Proceeds from debenture payable                                   5,933,272                     --
   Loan costs                                                         (583,900)                    --
   Proceeds from exercise of stock options                             147,040                  7,500
                                                                   -----------          -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            5,496,412                  7,500
                                                                    ----------          -------------

NET CHANGE IN CASH                                                   5,556,478               (588,000)

CASH AT BEGINNING OF PERIOD                                            159,612              1,387,222
                                                                   -----------            -----------

CASH AT END OF PERIOD                                               $5,716,090            $   799,222
                                                                    ==========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                             $       1,000         $          800
                                                                 =============         ==============
   Interest paid                                                 $       4,191         $          996
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

NOTE 6 - SUBORDINATED CONVERTIBLE PROMISSORY NOTE


In February 2000, the Company replaced the previous note receivable with Global with a Subordinated Convertible Promissory Note ("Convertible Note") totaling up to $6,250,000. Through February 29, 2000, $2,165,876 has been loaned to Global, and the remaining $4,084,124 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by October 1, 2000, as extended by oral consent, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the President of Global.


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


     General and administrative expenses for the three months ended February 29, 2000 increased by $385,431, or 83%, as compared to the three months ended February 28, 1999. The increase is primarily due to performance bonuses and costs associated with the acquisition of Global and Mail. The Company also hired additional staff such as office, purchasing and warehouse personnel in the latter part of 1999.


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


     As result of the foregoing, the Company had a net income from operations of $1,260,318 for the three months ended February 29, 2000, as compared to a net loss from operations of $148,709 for the three months ended February 28, 1999. The Company had net income of $819,084 for the three months ended February 29, 2000, as compared to a net loss of $98,619 for the three months ended February 28, 1999.

Liquidity and Capital Resources


     Working capital increased by $433,326 during the three months ended February 29, 2000 from $5,740,632 at November 30, 1999, to $6,173,958 at
February 29, 2000. This increase resulted primarily from the increase in cash, note receivables and accounts receivable, as partially offset by the increase in debenture payable, decrease in inventory and prepaid expenses and taxes. The Company's Current Ratio decreased to 1.7:1 at February 29, 2000, as compared to 4.4:1 at November 30, 1999. Inventory turned about twice as much in the three months ended February 29, 2000 as compared to the three months ended February 28, 1999. The average number of days to collect receivables decreased from 51 days to 27 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.


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

     During the three months ended February 29, 2000, the Company had net cash provided by operating activities of $2,033,651, as compared to $519,743 used in operating activities in the three months ended February 28, 1999. The increase in cash provided by operating activities resulted from the Company's significant increase in revenues and earnings and accrued expenses and taxes.



     The Company had net cash used in investing activities of $1,973,585 for the three months ended February 29, 2000, as compared to $75,757 for the three months ended February 28, 1999. As discussed more fully below, the Company loaned an aggregate of $1,915,876 to Global Datatel, Inc. ("Global") and MailEncrypt.com, Inc. ("Mail").


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

     In February 2000, the Company replaced the Global Note with a Subordinated Convertible Promissory Note ("Convertible Note") totaling $6,250,000 and increased the conversion ratio from $3.00 to $1.00 of principal and interest outstanding on the Global Note for every share of Global converted into. Simultaneously therewith, the number of shares pledged by Mr. Richard Baker was increased from 300,000 Global Shares to 500,000 Global Shares. Through February 29, 2000, $2,165,876 has been loaned to Global, and the remaining $4,084,124 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by the Company, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by October 1, 2000, as extended by oral consent, the Company may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of Global.



     If the Global Acquisition is not consummated by October 1, 2000, as extended by oral consent, the Global Note will become convertible, or payable upon demand. The Company does not believe that Global would be able to pay the amount due under the Convertible Note if the Global Acquisition is not consummated. Additionally, none of Global's securities are registered for resale. As such, in the event of a default on the Convertible Note, or failure of the Global Acquisition to be consummated for any reason, the Company has reason to believe that the security and assets of Global may not be sufficient to satisfy Global's obligation under the Convertible Note. As such, the failure of the Global Acquisition to close, could have material adverse consequences to the Company.


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




Dated:  August 24, 2000