Form 10QSB/A
period 2000-05-31
SURGE COMPONENTS INC
filed 2000-08-24
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A


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

     Transitional Small Business Disclosure Format (check one):

Yes       No   X
   ------    ------

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                             Index to Form 10-QSB/A

                        for the Period Ended May 31, 2000



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                             3 - 4

Consolidated Statements of Income and Comprehensive Income              5

Consolidated Statements of Cash Flows                                   6

Notes to Consolidated Financial Statements                              7 - 10


Item 2.  Management's Discussion and Analysis or Plan of Operation     11 - 17


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                             18

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            May 31,            November 30,
                                                             2000                 1999
                                                            ------               -------
                           ASSETS


Current assets:
     Cash                                                 $ 5,305,172         $   159,612
     Note receivable - Global DataTel, Inc.                 3,311,458           1,000,000
     Note receivable - MailEncrypt.com, Inc.                  750,000                --
     Marketable securities                                  2,233,459           2,232,294
     Accounts receivable (net of allowance for
       doubtful accounts of $22,634)                        2,974,612           2,251,640
     Inventory                                              1,708,512           1,442,067
     Prepaid expenses and taxes                               114,355             201,153
     Other current assets                                     169,333             145,874
                                                          -----------         -----------

         Total current assets                              16,566,901           7,432,640
                                                          -----------         -----------

Fixed assets - net of accumulated depreciation
     of  $209,682 and $183,290                                331,607             321,406
                                                          -----------         -----------

Other assets:
     Loan costs - net of accumulated amortization
         of $232,739                                          308,950                --
     Organization costs - net of accumulated
         amortization of $263                                   7,616                --
     Security deposits                                          2,985               2,985
     Deferred tax asset                                        90,118              89,223
                                                          -----------         -----------

         Total other assets                                   409,669              92,208
                                                          -----------         -----------

         Total assets                                     $17,308,177         $ 7,846,254
                                                          ===========         ===========


See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                          May 31,            November 30,
                                                                                           2000                 1999
                                                                                          -------              -------

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                                    $ 1,308,915            $1,283,067
     Accrued expenses and taxes                                                            1,351,550               408,941
     Notes payable                                                                         7,000,000                  --
                                                                                         -----------            ----------

         Total current liabilities                                                         9,660,465             1,692,008
                                                                                         -----------            ----------

Stockholders' equity:
     Preferred stock - $.001 par value, 1,000,000
         authorized; 269,000 shares Series A Preferred
         Stock authorized, 239,000 issued and held in
         escrow account by Surge in name of Global
         DataTel, Inc. as of May 31, 2000, none
         issued at November 30,1999                                                             --                    --
     Common stock - $.001 par value,
         25,000,000 shares authorized,
         4,982,589 and 4,858,958 shares issued
         and outstanding, respectively                                                         4,983                 4,859
     Additional paid-in capital                                                            6,672,128             6,386,063
     Unrealized holding loss                                                                (123,034)              (52,856)
     Retained earnings (deficit)                                                           1,093,635              (183,820)
                                                                                         -----------            ----------

         Total stockholders' equity                                                        7,647,712             6,154,246
                                                                                         -----------            ----------

         Total liabilities and stockholders' equity                                      $17,308,177            $7,846,254
                                                                                         ===========            ==========



See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                            Six Months Ended              Three Months Ended
                                                                 May 31,                         May 31,
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Sales                                                 $ 15,274,013    $  4,537,397    $  7,383,091    $  2,312,431
   Less returns and allowances                             218,315          38,760         180,427          19,697
                                                      ------------    ------------    ------------    ------------

Net sales                                               15,055,698       4,498,637       7,202,664       2,292,734

Cost of goods sold                                      10,027,827       3,319,995       4,853,888       1,691,708
                                                      ------------    ------------    ------------    ------------

Gross profit                                             5,027,871       1,178,642       2,348,776         601,026
                                                      ------------    ------------    ------------    ------------

Operating expenses:
   General and administrative
    expenses                                             1,804,789         934,322         954,547         469,511
   Selling and shipping expenses                           885,303         491,369         426,618         240,940
   Depreciation and amortization                           259,394          22,731         149,544          11,646
                                                      ------------    ------------    ------------    ------------

Total operating expenses                                 2,949,486       1,448,422       1,530,709         722,097
                                                      ------------    ------------    ------------    ------------

Income (loss) from operations                            2,078,385        (269,780)        818,067        (121,071)

Other income and (expense):
    Investment income                                      225,988         110,406         133,434          57,417
    Interest expense                                      (291,327)         (2,668)       (213,911)         (1,672)
                                                      ------------    ------------    ------------    ------------

Income (loss) before income taxes (benefit)              2,013,046        (162,042)        737,590         (65,326)

Income taxes (benefit)                                     735,591           1,275         279,219            (628)
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                        1,277,455        (163,317)        458,371         (64,698)

Other comprehensive (loss) income:
   Unrealized holding loss on
   securities arising during the period, net of tax        (70,178)       (158,109)        (34,698)        (19,954)
                                                      ------------    ------------    ------------    ------------

         Total comprehensive income (loss)            $  1,207,277    $   (321,426)   $    423,673    $    (84,652)
                                                      ============    ============    ============    ============

Weighted average shares outstanding
   Basic                                                 4,931,374       4,857,084       4,973,747       4,858,958
   Diluted                                               7,716,310       4,857,084       7,758,683       4,858,958

Earnings (loss) per share
   Basic                                              $        .26    $       (.03)   $        .09    $       (.01)
   Diluted                                            $        .17    $       (.03)   $        .06    $       (.01)


See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                        May 31,
                                                              2000                1999
                                                           -----------         -----------
OPERATING ACTIVITIES:
   Net income (loss)                                       $ 1,277,455         $  (163,317)
   Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
         Depreciation and amortization                         259,394              22,731
         Deferred income taxes                                    (895)               (518)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                        (722,972)             (2,908)
   Inventory                                                  (266,445)            122,152
   Other current assets                                         63,339              27,877
   Accounts payable                                             25,848            (369,979)
   Accrued expenses and taxes                                  942,608            (140,123)
                                                           -----------         -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          1,578,332            (504,085)
                                                           -----------         -----------

INVESTING ACTIVITIES
  Purchase of marketable securities                            (71,342)           (102,541)
  Acquisition of fixed assets                                  (36,593)            (27,628)
  Acquisition of organization costs                             (7,879)               --
  Net advances to Global DataTel, Inc.                      (2,311,458)               --
  Net advances to MailEncrypt.com Inc.                        (750,000)               --
                                                           -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                       (3,177,272)           (130,169)
                                                           -----------         -----------

FINANCING ACTIVITIES
   Proceeds from notes payable                               7,000,000                --
   Loan costs                                                 (541,689)               --
   Proceeds from exercise of employee stock options            164,394               7,500
   Proceeds from exercise of warrants                            5,155                --
   Proceeds from exercise of underwriter units                 116,640               8,736
                                                           -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,744,500              16,236
                                                           -----------         -----------

NET CHANGE IN CASH                                           5,145,560            (618,018)

CASH AT BEGINNING OF PERIOD                                    159,612           1,387,222
                                                           -----------         -----------

CASH AT END OF PERIOD                                      $ 5,305,172         $   769,204
                                                           ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                       $   201,000         $     1,793
                                                           ===========         ===========

   Interest paid                                           $     4,191         $     2,668
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


     General and administrative expenses for the six months ended May 31, 2000 increased by $870,467, or 93%, as compared to the six months ended May 31, 1999. For the three months ended May 31, 2000, general and administrative expenses increased by $485,036, or 103%, as compared to the three months ended May 31, 1999. The increase is primarily due to performance bonuses and costs associated with the acquisition of Global and Mail. The Company also hired additional staff such as office, purchasing and warehouse personnel in the latter part of 1999. The Company's subsidiary, Superus Holdings, Inc. ("Superus") incurred approximately $162,000 of expenses relating to salaries, rent and public relations.


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

As a result of the foregoing, the Company had net income of $1,277,455 for the six months ended May 31, 2000, as compared to a net loss of $163,317 for the six months ended May 31, 1999. The Company had net income of $458,371 for the three months ended May 31, 2000, as compared to a net loss of $64,698 for the three months ended May 31, 1999.


Liquidity and Capital Resources


     Working capital increased by $1,165,804 during the six months ended May 31, 2000 from $5,740,632 at November 30, 1999, to $6,906,436, at May 31, 2000. This
increase resulted primarily from the increase in cash, proceeds from notes payable, notes receivable, accounts receivable and inventory, as partially offset by the increase in notes payable and accrued expenses and taxes. The Company's Current Ratio decreased to 1.7:1 at May 31, 2000, as compared to 4.4:1 at November 30, 1999. Inventory turned about twice as much in the six months ended May 31, 2000 as compared to the six months ended May 31, 1999. The average number of days to collect receivables decreased from 51 days to 32 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. Management believes that working capital levels are adequate to meet the current operating requirements of the Company.


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


     During the six months ended May 31, 2000, the Company had net cash provided by operating activities of $1,578,332, as compared to $504,085 used in operating activities in the six months ended May 31, 1999. The increase in cash provided by operating activities resulted from the Company's significant increase in revenues and earnings and accrued expenses and taxes, offset, in part, by increases in accounts receivable, inventory, depreciation and amortization.

     The Company had net cash used in investing activities of $3,177,272 for the six months ended May 31, 2000, as compared to $130,169 for the six months ended May 31, 1999. As discussed more fully below, the Company loaned an aggregate of $3,061,458 to Global Datatel, Inc. ("Global") and MailEncrypt.com, Inc. ("Mail").


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




     If the Global Acquisition is not consummated by September 15, 2000, as extended, the Global Note will become convertible, or payable upon demand. The Company does not believe that Global would be able to pay the amount due under the Convertible Note if the Global Acquisition is not consummated. Additionally, none of Global's securities are registered for resale. As such, in the event of a default on the Convertible Note, or failure of the Global Acquisition to be consummated for any reason, the Company has reason to believe that the security and assets of Global may not be sufficient to satisfy Global's obligation under the Convertible Note. As such, the failure of the Global Acquisition to close, could have material adverse consequences to the Company.

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