Form 10QSB
period 2000-08-31
SURGE COMPONENTS INC
filed 2000-10-20
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/X/ (Mark One) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2000

/ /Transition report pursuant to Section 13 or 15(d) of the Exchange Act

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

                                 (631) 595-1818
------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

Yes ___X___ No _______


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000:
4,986,089 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes _______ No ___X___

                      SURGE COMPONENTS, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                      for the Period Ended August 31, 2000



         PART I .  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Consolidated Balance Sheets                                       3 - 4

         Consolidated Statements of Income and
          Comprehensive Income                                                 5

         Consolidated Statements of Cash Flows                                 6

         Notes to Consolidated Financial Statements                       7 - 10


         Item 2.  Management's Discussion and Analysis or
           Plan of Operation                                               11-20


         PART II.  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of
           Security Holders                                                   21

         Item 6.  Exhibits and Reports on Form 8-K                            22

         Signatures                                                           22

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              August 31,             November 30,
                                                               2 0 0 0                 1 9 9 9
                                                               -------                 -------

                           ASSETS

Current assets:
     Cash                                                    $ 3,367,488              $   159,612
     Note receivable - Global DataTel, Inc.                           --                1,000,000
     Note receivable - MailEncrypt.com, Inc.                     750,000                       --
     Marketable securities                                     2,261,380                2,232,294
     Accounts receivable - net of allowance for
       doubtful accounts of $147,303 and $22,634               5,159,591                2,251,640
     Inventory                                                 2,695,307                1,442,067
     Prepaid expenses and taxes                                1,176,837                  201,153
     Other current assets                                        167,210                  145,874
                                                             -----------               ----------

         Total current assets                                 15,577,813                7,432,640
                                                             -----------               ----------

Fixed assets - net of accumulated depreciation
     of  $231,088 and $183,290                                   822,347                  321,406
                                                             -----------               ----------

Other assets:
     Loan costs - net of accumulated amortization
         of $368,161                                             173,528                       --
     Goodwill, net of accumulated amortization
         of $72,840                                            5,538,001                       --
     Organization costs - net of accumulated
         amortization of $757                                      7,122                       --
     Deposits                                                    651,783                    2,985
     Deferred tax asset                                           90,438                   89,223
                                                             -----------               ----------

         Total other assets                                    6,460,872                   92,208
                                                             -----------               ----------

         Total assets                                        $22,861,032               $7,846,254
                                                             ===========               ==========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              August 31,             November 30,
                                                               2 0 0 0                 1 9 9 9
                                                               -------                 -------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings, banks                            $  816,574                $       --
     Accounts payable                                         4,583,227                 1,283,067
     Accrued expenses and taxes                               2,364,340                   408,941
     Notes payable                                            7,000,000                        --
                                                             -----------               ----------

         Total current liabilities                           14,764,141                 1,692,008

     Mortgage payable                                            65,156                        --
                                                             -----------               ----------

         Total liabilities                                    14,829,297                1,692,008
                                                             -----------               ----------

Stockholders' equity:
     Preferred stock - $.001 par value, 1,000,000
         authorized; 269,000 shares Series A Preferred
         Stock authorized, 239,000 issued and held in
         escrow account by Surge in name of Global
         DataTel, Inc. as of August 31, 2000,
         none issued at November 30, 1999                             --                       --
     Common stock - $.001 par value,
         25,000,000 shares authorized,
         4,986,089 and 4,858,958 shares issued
         and outstanding, respectively                             4,986                    4,859
     Additional paid-in capital                                6,704,613                6,386,063
     Retained earnings (deficit)                               1,447,623                 (183,820)
     Accumulated other comprehensive income
         Unrealized holding loss                                (131,257)                 (52,856)
         Foreign currency translation adjustment                   5,770                       --
                                                             -----------               ----------

         Total stockholders' equity                            8,031,735                6,154,246
                                                             -----------               ----------

         Total liabilities and stockholders' equity          $22,861,032               $7,846,254
                                                             ===========               ==========

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                              Nine Months Ended                   Three Months Ended
                                                                 August 31,                           August 31,
                                                     2 0 0 0                1 9 9 9          2 0 0 0            1 9 9 9
                                                     -------                -------          -------            -------
Sales                                               $30,906,187           $7,902,558       $15,632,174          $3,365,161
   Less returns and allowances                          222,907               62,772             4,592              24,012
                                                   ------------           ----------      ------------          ----------

Net sales                                            30,683,280            7,839,786        15,627,582           3,341,149

Cost of goods sold                                   20,743,645            5,785,762        10,715,818           2,465,767
                                                   ------------           ----------      ------------          ----------

Gross profit                                          9,939,635            2,054,024         4,911,764             875,382
                                                   ------------           ----------      ------------          ----------

Operating expenses:
   General and administrative

    expenses                                          4,310,014            1,440,718         2,505,225             506,396
   Selling and shipping expenses                      1,937,877              747,204         1,052,574             255,835
   Depreciation and amortization                        612,676               35,624           353,282              12,893
                                                   ------------           ----------      ------------          ----------

Total operating expenses                              6,860,567            2,223,546         3,911,081             775,124
                                                   ------------           ----------      ------------          ----------

Income (loss) from operations                         3,079,068             (169,522)        1,000,683             100,258

Other income and (expense):
    Investment income                                   230,400              166,043             4,412              55,637
    Interest expense                                   (535,107)              (9,281)         (243,780)             (6,613)
    Loss on sale of securities                               --              (10,323)               --             (10,323)
                                                   ------------           ----------      ------------          ----------

Income (loss) before income taxes                     2,774,361              (23,083)          761,315             138,959

Income taxes                                          1,142,898               (3,029)          407,307              (4,304)
                                                   ------------           ----------      ------------          ----------

Net income (loss)                                     1,631,463              (20,054)          354,008             143,263

Other comprehensive (loss) income:
   Unrealized holding (loss) gain on securities
    arising during the period, net of tax               (78,401)            (206,450)           (8,223)            (48,341)
   Reclassification adjustment loss
     on sale of securities                                   --               10,323                --              10,323
   Foreign currency translation                          71,362                   --            71,362                  --
                                                   ------------           ----------      ------------          ----------

Total comprehensive (loss) income                   $ 1,624,424           $ (216,181)     $    417,147          $  105,245
                                                   ============           ==========      ============          ==========

Weighted average shares outstanding
   Basic                                              4,949,049            4,857,713         4,984,207           4,858,958
   Diluted                                            7,316,291            4,857,713         7,351,449           4,985,030

Earnings (loss) per share
   Basic                                           $        .33           $       --      $        .07          $      .03
   Diluted                                         $        .22           $       --      $        .05          $      .03


See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                       August 31,
                                                                2 0 0 0            1 9 9 9
                                                                -------            -------
OPERATING ACTIVITIES:
   Net income (loss)                                         $  1,631,463     $    (20,054)
   Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
         Depreciation and amortization                            612,676           35,624
         Deferred income taxes                                     (1,215)          (5,266)
         Allowance for bad debts                                  124,669               --
        Loss on sale of securities                                     --           10,323
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                         (2,526,538)        (904,424)
   Inventory                                                     (692,259)        (111,555)
   Other current assets                                          (756,383)          30,528
   Accounts payable                                               126,108          246,469
   Accrued expenses and taxes                                   1,153,744         (145,783)
                                                             ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                            (327,735)        (864,138)
                                                             ------------     ------------

INVESTING ACTIVITIES
  Purchase of marketable securities                              (107,485)        (151,585)
  Acquisition of fixed assets                                    (183,693)         (38,432)
  Organization costs                                               (7,879)              --
  Net advances to Global Datatel Inc.                          (2,311,458)              --
  Net advances to MailEncrypt.com                                (750,000)              --
  Proceeds from marketable securities                                  --          149,583
                                                             ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                          (3,360,515)         (40,434)
                                                             ------------     ------------

FINANCING ACTIVITIES
   Proceeds from notes payable                                  7,000,000               --
   Loan costs                                                    (541,689)              --
   Net advances on loans payable                                 (301,000)              --
   Proceeds from exercise of options and warrants                 294,884           16,236
                                                             ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       6,452,195           16,236
                                                             ------------     ------------

NET EFFECT ON CASH OF CURRENCY FLUCTUATIONS                        71,362               --
                                                             ------------     ------------

NET CHANGE IN CASH                                              2,835,307         (888,336)

CASH AT BEGINNING OF PERIOD                                       532,181        1,387,222
                                                             ------------     ------------

CASH AT END OF PERIOD                                          $3,367,488      $   498,886
                                                             ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                          $   567,407    $       1,962
                                                             ============     ============
   Interest paid                                             $     48,582     $     33,932
                                                             ============     ============

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

     NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc. and Global Datatel, Inc. ("Global") contain all adjustments necessary to present fairly the Company's consolidated financial position as of August 31, 2000 and November 30, 1999 and the consolidated statements of income and comprehensive income for the nine and three months ended August 31, 2000 and 1999 and consolidated cash flows for the nine months ended August 31, 2000 and 1999.

     The consolidated results of operations for the nine and three months ended August 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1999.

     Formation of Subsidiary

     In March 2000, the Company formed Superus Holdings, Inc. ("Superus"), a Delaware corporation, as a wholly-owned subsidiary of the Company. The Company is currently doing business under the assumed name Superus Holdings.

     As a result of a loan and pledge agreement with Global and certain of the stockholders, Surge took effective control of Global's assets and operations on June 2, 2000. The assets and operations are consolidated beginning on the date Surge took effective control of Global.

     Revenue Recognition

     Revenues from the U.S. operations are recognized when the product is shipped. Revenues from the South American operations are recognized when earned and cash is collected as a result of the tightening credit conditions by the Colombian banking system, the general downturn of the Colombian economy and the increase in the average number of days to collect accounts receivable.

     Goodwill

     Goodwill, which represents the excess of acquisition costs over net assets controlled, is amortized on the straight-line method over 20 years.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

     NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Translation of Foreign Currency

     Global's Colombian subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFAS NO. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Colombian Peso to be the functional currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into U.S. dolars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from intercompany transactions are long-term in nature and are accumulated as accumulative translation adjustments.

     Reclassifications

     Certain prior year information has been reclassified to conform to the current year's reporting presentation.

     NOTE 2 - PENDING ACQUISITION OF GLOBAL DATATEL, INC.

     In October 1999, the Company entered into a merger agreement with Global. In December 1999, the parties terminated the merger agreement and the Company entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries the ("Global Acquisition") in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), which are being held in escrow by Surge. Following approval of the Global Acquisition by the shareholders of the Company and Global

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

     NOTE 2 - PENDING ACQUISITION OF GLOBAL DATATEL, INC. (continued)

     and a recapitalization of the Company including its merger with and into Superus, each share of Series A Preferred will automatically convert into 100 shares of Superus' Class B Common Stock, which is intended to be a tracking stock reflecting Global's assets, those of Mail (defined below) and will include other Internet operations. Each holder of the current Class A Common Stock Warrants shall have the right to exchange his warrants for Class B Common Stock Warrants each to purchase one share of the Class B Common Stock pursuant to the same conditions as currently exists. In addition, each holder of the Company's current common stock shall have the right to exchange two shares of the Company's existing Common Stock for one share of Superus Class B Common Stock for a period of six months following the effective date of the issuance of the Class B Common Stock. The Global Acquisition is conditioned on the completion of regulatory and other approvals and other conditions precedent. The Company has entered into an agreement with its financial advisor to pay one million shares of Superus Class B Common Stock contingent upon the closing of the Global Acquisition.

     NOTE 3 - PENDING ACQUISITION OF MAILENCRYPT.COM, INC.

     In February 2000, the Company entered into a merger agreement to purchase MailEncrypt.com, Inc. ("Mail") in exchange for 1,821,400 shares of the Superus Class B Common Stock. The Merger is subject to shareholder approval and the satisfaction of conditions precedent. The Company is paying a finder's fee of one hundred thousand shares of Superus Class B Common Stock upon completion of the merger.

     NOTE 4 - EXERCISE OF OPTIONS

     During the quarter ended August 31, 2000, 3,500 options were exercised by employees and consultants in exchange for $8,695.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

     NOTE 5 - PROPOSED REORGANIZATION

     Subject to shareholder approval and the approval of the Global Acquisition, the Company intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge, Inc. to Superus, a newly-formed wholly-owned subsidiary. Surge Components, Inc. would then merge with and into Superus, which would become the parent company.

     NOTE 6 - SEGMENT INFORMATION

                                                        Surge               Internet
                                                      Operations            Operations            Total
                                                      ----------            ----------            -----
                                                                      (Since June 2, 2000)
     Nine months ended August 31, 2000
         Revenues                                    $28,116,471            $2,566,809         $30,683,280
         Income before income taxes                    1,456,045               175,418           1,631,463
         Total segment assets                         14,362,627             8,498,405          22,861,032

     Nine months ended August 31, 1999
         Revenues                                    $ 7,839,786            $       --         $ 7,839,786
         Loss before income taxes                       (23,083)                    --            (23,083)
         Total segment assets                          7,555,138                    --           7,555,138

     Included in the Surge operations are costs associated with the acquisition of Global's assets and proposed merger with Mail totaling approximately $500,000 during Fiscal 2000 and corporate overhead expenses of approximately $874,384 and $214,000 for the nine months ended August 31, 2000 and 1999, respectively.

     NOTE 7  - SUBSEQUENT EVENTS

     Bonus Pool

     In October 2000, the Company set up a bonus pool for certain of its employees, totaling 10% of certain pretax income from Surge's operations for the quarter ended August 31, 2000.

     Stockholder Meeting

     In September 2000, the Company held a meeting of its shareholders, where the shareholders approved, among other things, the Global Acquisition, the Mail merger, the Superus Stock Option Plan and the acceleration of certain options granted under the Superus Stock Option Plan.

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

Results of Operations

The Company is presenting a separate discussion for each of its operating segments. As a result of a loan and pledge agreement, Surge took effective control of Global's assets and operations on June 2, 2000. Global's operations currently comprise the Internet Operations segment. The prior year information for Global relates to those reported by Global and is presented for comparison purposes only and is not included in the Company's results of operations prior to June 2, 2000.

Surge Operations

         Nine and Three Months Ended August 31, 2000 as compared to the Nine and Three Months Ended August 31, 1999.

         Net sales for Surge Components, Inc. and Subsidiary ("Surge") for the nine months ended August 31, 2000 increased by $20,276,685, or 259%, to $28,116,471 as compared to net sales of $7,839,786 for the nine months ended August 31, 1999. Surge's net sales for the three months ended August 31, 2000 increased by $9,719,626, or 291%, to $13,060,774 as compared to net sales of $3,341,149 for the three months ended August 31, 1999. The net sales for Surge without Challenge/Surge, Inc. ("Challenge"), one of Surge's subsidiaries, increased by $1,348,313, or 25% when compared to the nine months ended August 31, 1999. This growth was attributable primarily to increased sales volumes with new customers, as a result of the Company's investment in an increased sales force. In addition, the Company's existing customers are buying additional product lines. The net sales for Challenge increased by $18,903,500, or 760% when compared to the nine months ended August 31, 1999. This increase was primarily attributable to the economic effect of the shortage of certain electronic components during the first half of fiscal 2000 in the broker distributor market in which Challenge primarily operates. This shortage has resulted in a higher demand for electronic products in the broker market. There can be no assurance, however, that these substantially improved conditions will continue throughout 2000 and thereafter.

         Surge's gross profit for the nine months ended August 31, 2000 increased by $5,990,580, or 292%, to $8,044,604, as compared to $2,054,024 for the nine months ended August 31, 1999. The Company's gross profit for the three months ended August 31, 2000 increased by $2,141,352, or 245%, to $3,016,734, as compared to $875,382 for the three months ended August 31, 1999. Gross margin as a percentage of net sales increased from 26.2% in the nine months ended August 31, 1999 to 28.6% in the nine months ended August 31, 2000. The increase in the Company's gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of the economic effect of the shortage of electronic components in the broker distributor market. Also, Surge is making its operations more efficient by reducing inventory acquisition costs and has instituted a policy of increasing direct shipments to its customers' factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for the nine months ended August 31, 2000 increased by $1,897,212, or 132%, to $3,337,930, as compared to
$1,440,718 for the nine months ended August 31, 1999. For the three months ended August 31, 2000, general and administrative expenses increased by $1,026,745, or 203%, to $1,533,141, as compared to $506,396 for the three months ended August 31, 1999. The increase is primarily due to performance bonuses (primarily in the Challenge division) and costs associated with the acquisition of Global and Mail. The Company also hired additional staff such as office, purchasing and warehouse personnel in the latter part of 1999. The Company's subsidiary, Superus Holdings, Inc. ("Superus") incurred approximately $590,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees.

         Selling and shipping expenses for the nine months ended August 31, 2000 increased by $755,933, or 101%, to $1,503,137, as compared to $747,204 for the nine months ended August 31, 1999. For the three months ended August 31, 2000, selling and shipping expenses increased by $361,999, or 141%, to $617,834, as compared to $255,835 for the three months ended August 31, 1999. This increase is primarily due to the increased sales commissions resulting from the increase in sales for the year, as well as an increase in travel and entertainment both primarily in the Challenge division. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows.

         Interest expense for the nine months ended August 31, 2000 increased by $489,466, as compared to the nine months ended August 31, 1999. Interest expense for the three months ended August 31, 2000 increased by $200,806, as compared to the three months ended August 31, 1999. This increase is primarily due to the Company incurring debt in the amount of $7,000,000, as a result of a private offering of Convertible Promissory Notes in December 1999 through March 2000.

         Investment income for Surge's operations increased by $ 273,970 for the nine months ended August 31, 2000 as compared to the nine months ended August 31,1999. Investment income increased by $158,388 for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999. This increase is primarily due to the interest due on the notes due from Global DataTel, Inc. and MailEncrypt.com, Inc.

Internet Operations

         Three months ended August 31, 2000 as compared to the three months ended August 31, 1999.

         Net sales for the operations of Global DataTel, Inc. ("Global") for the three months ended August 31, 2000 increased by $286,827, or 13%, to $2,566,809, as compared to $2,279,982 for the three months ended August 31, 1999. This increase was primarily a result of Global's change in its revenue recognition policy to the modified cash basis. Global in the three months ended August 31, 2000 collected accounts receivable billed from earlier in the year. Global made this change as a result of the tightening credit conditions by the Colombian banking system, the general downturn of the Colombian economy and the increase in the average number of days to collect accounts receivable.

         Global's gross profit for the three months ended August 31, 2000 increased by $1,015,819, or 116%, to $1,895,031, as compared to $879,212 for the three months ended August 31, 1999. The increase in the gross profit resulted primarily from the change to the modified cash method for revenue recognition. Global has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of Global's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. Global's receipt of commissions on the sales made by Global's main supplier directly to the Global's customers and the greater efficiency in inventory management resulting from the consolidation of operations of the Colombian operating entities have also resulted in an increased gross profit. Global's conversion to the modified cash basis on January 1, 2000 resulted in a substantial increase in the gross profit as a percentage of sales as many of the costs associated with sales in the three months ended August 31, 2000 were incurred earlier in the year. Global adopted this method as a result of tightening credit conditions by the Colombian banking system, the general downturn of the Colombian economy and the increase in the average number of days to collect accounts receivable. As a result, gross profit as a percentage of sales increased from 39% for the three months ended August 31, 1999 to a gross profit of 74% for the three months ended August 31, 2000.

         Selling, general and administrative expenses decreased by $574,355, or 29%, to $1,406,824 for the three months ended August 31, 2000, as compared to $1,981,179 for the three months ended August 31, 2000. The decrease in expenses relates to cost savings associated with reductions in staffing and the combining of the Colombian subsidiaries during 1999.

Consolidated Net Income

         As a result of the above, the Company on a consolidated basis had net income of $1,631,463 for the nine months ended August 31, 2000, as compared to a net loss of $20,054 for the nine months ended August 31, 1999. The Company has net income of $354,008 for the three months ended August 31, 2000, as compared to net income of $143,263 for the three months ended August 31, 1999.

         Global accounted for $175,418 of the consolidated net income for the three months ended August 31, 2000. Because Global's results are only reported on a consolidated basis since June 2, 2000, neither its results for the nine months ended August 31, 1999, nor its results for 2000 prior to June 2, 2000 are included herein.

Liquidity and Capital Resources

         Working capital decreased by $4,926,960 during the nine months ended August 31, 2000 from $5,740,632 at November 30, 1999, to $813,672, at August 31,
2000. This decrease resulted primarily from use of the funds obtained in the private placement offering of convertible notes for the Company's Internet Operations. The Company's Current Ratio decreased to 1.1:1 at August 31, 2000, as compared to 4.4:1 at November 30, 1999. Inventory turned about twice as much in the nine months ended August 31, 2000 as compared to the nine months ended August 31, 1999. The average number of days to collect receivables decreased from 51 days to 33 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. Management believes that working capital levels are adequate to meet the current operating requirements of the Company. However, in order to expand Global's operations to reach critical mass the Company expects it will need to raise additional funds.

Surge Operations

         In April 1998, Surge renewed the letter of credit agreement with its bank through May 31,1999 allowing Surge to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). Direct borrowings are limited to advances based on 80% of eligible receivables and 25% of eligible inventory capped at $100,000. Surge is charged one-half percent (1/2%) upon opening of the letter of credit, one-half percent (1/2%) on negotiation and two percent (2%) per annum over the banker's acceptance rate over the borrowed term. The agreement requires Surge to be in compliance with certain financial ratios including a debt to equity ratio and a minimum amount of tangible net worth. In May 1999, the letter of credit agreement with the bank expired.

         Surge continues to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of Surge will therefore depend on maintaining increased sales levels. As a result of the current growth, Surge expects to move to larger quarters in the near term. In March 1999, Surge opened a marketing office in Taiwan. This office provides marketing and customer service for the Asian market. The cost and related expenses of this office has been minimal since Surge is utilizing the same office space used by its supplier management group.

         Effective January 1, 2000, Challenge entered into a verbal agreement to supply audible transducers for computer keyboards to Intel Corporation. The agreement is for one year; however, it is terminable at will by Intel Corporation. There can be no assurance that Challenge will continue to have a relationship with Intel.

         In March 1999, the Surge entered into an agreement with Future Electronics Inc. ("Future") for the marketing, promotion and distribution of Surge's products. The agreement is for a one-year period and automatically renews for one-year periods unless terminated in writing by either party. Future is a world wide authorized distributor of passive components. As a result of this relationship with Future, Surge's products have been introduced to many new potential customers.

         Surge has updated its equipment, procedures and personnel to better enable itself to attract new customers, as well as increase the sales volume with its existing customers, and is seeking to expand sales to its existing customer base by offering a broad range of complementary products. In 1997, Surge established a Web site, giving the engineering community exposure and access to any and all information about Surge and its products, which they would consider to include in their design. In January 2000, the Company updated its Web site capability.

         In March 1999, the underwriters exercised a portion of their warrants received during Surge's July 1996 Public Offering. In exchange for $8,736, the underwriters received 54,600 Warrants. These Warrants are identical to those issued pursuant to the Company's Public Offering. In February and March 2000, the underwriters exercised a portion of their warrants received during Surge's July 1996 Public Offering in exchange for $116,640, the underwriters received 23,400 Shares.

         In December 1999, Surge entered into two note agreements with a bank for aggregate borrowings of $500,000. The notes, which accrue interest at the prime rate, were due on December 31, 1999. These notes have been repaid.

         During the nine months ended August 31, 2000, the Company had net cash used in operating activities of $327,735, as compared to $864,138 used in operating activities in the nine months ended August 31, 1999. The increase in cash used in operating activities resulted from the Company's significant increase in revenues and earnings and accrued expenses and taxes, offset, in part, by increases in accounts receivable, inventory, depreciation and amortization.

         The Company had net cash used in investing activities of $3,360,515 for the nine months ended August 31, 2000, as compared to $40,434 for the nine months ended August 31, 1999. As discussed more fully below, the Company loaned an aggregate of $3,061,458 to Global and Mail.

         The Company had net cash provided by financing activities of $6,452,195 for nine months ended August 31, 2000, as compared to $16,236 for the nine months ended August 31, 1999. This increase in the cash provided by financing activities was a result of the net proceeds from a private placement and the result of the proceeds from the exercise of stock options offset in part by loan costs and net advances on loans payable. As a result of the foregoing, the Company had a net increase in cash of $2,835,307 during the nine months ended August 31, 2000, as compared to a net decrease of $888,336 for the nine months ended August 31, 1999.

         Surge expects that its cash flow from operations and current investment program will be sufficient to meets its current financial requirements over at least the next twelve months. However, as described below under Internet Operations, it is expected that the Company will need to raise additional funds for Global's operations.

         In December 1999, Surge granted options to certain of its employees and consultants, pursuant to the Option Plan, to purchase 209,000 shares of Surge's Common Stock at an exercise price of $2.6875 per share.

         From December 1, 1999 through August 31, 2000 stock options totaling 102,700 shares at an aggregate exercise price of $173,089 were exercised.

         In March 2000, Surge formed, a Delaware corporation, Superus Holdings, Inc. ("Superus") as a wholly owned subsidiary of the Company. Subject to shareholder approval and the approval of the Global Acquisition, Surge intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge Inc. to a newly formed wholly owned subsidiary. Surge would then merge into Superus, which would become the parent company (collectively, the "Recapitalization").

         On December 8, 1999, Surge entered into an Asset Purchase Agreement, as amended, which provides for the purchase of all of the assets and assumption of certain liabilities of Global incurred in the ordinary course of Global's business, in exchange for approximately 239,000 shares of Surge's Series A Preferred Stock, which will be converted into the 23,900,000 shares of Superus' Class B Common Stock, a "tracking stock" of Global's business if the Global Acquisition is approved and consummated. The assets of Global will be held by a wholly owned Delaware subsidiary of Superus. Additionally, on February 16, 2000, Surge entered into a Merger Agreement and Plan of Reorganization to acquire Mail, the terms of which provide for the issuance of 1,821,400 shares of Superus' Class B Common Stock to the four shareholders of Mail, and the merger of Mail into a wholly owned subsidiary of Superus. The merger of Mail into

Superus is also conditioned on the consummation of the Global Acquisition. The Class B Common Stock will also track the business of Mail. Superus was formed for the purpose of effectuating the Mail Merger and Global Acquisition, issuing the Class A Common Stock, Class B Common Stock and Class B Warrants, and becoming the holding Company of the businesses of Surge, Mail and Global.

         As of May 31, 2000, Surge has incurred debt in the amount of $7,000,000 as a result of a private offering of Convertible Promissory Notes, completed in March 2000. The Convertible Promissory Notes accrue interest at the rate of 12% per annum commencing February 1, 2000, or approximately $712,000 per annum, and is payable on or before December 31, 2000, if the Global Acquisition is not consummated.

         On October 8, 1999, Surge made a secured loan to Global, in the principal amount of $1,000,000, and received a 10% Convertible Secured Promissory Note in exchange therefore (the "Global Note"). The Global Note was secured by all of the assets of and is junior to certain secured bank credit facilities of Global. Additionally, the loan was secured by 300,000 Global Shares, which were pledged by Mr. Richard Baker, the then CEO of Global. The Global Note was convertible into one Global Share for every three dollars ($3.00) of principal and interest outstanding on the loan, if the originally contemplated merger with Global was not consummated.

         In February 2000, Surge replaced the Global Note with a Subordinated Convertible Promissory Note ("Convertible Note") totaling $6,250,000 and increased the conversion ratio from $3.00 to $1.00 of principal and interest outstanding on the Global Note for every share of Global stock issued upon conversion. Simultaneously therewith, the number of shares pledged by Mr. Richard Baker was increased from 300,000 Global Shares to 500,000 Global Shares. Through August 31, 2000, $4,057,675 has been loaned to Global, and the remaining $2,192,325 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the acquisition of Global by Surge, the Convertible Note and all accrued interest shall automatically be forgiven. If the acquisition does not occur by October 1, 2000, as extended by oral consent, Surge may, at its own discretion, convert this note into the common stock of Global on a dollar for dollar basis, at the conversion price equal to 90% of average closing price of Global stock for the preceding 20 trading days or demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the former CEO of Global.

         On June 2, 2000, Surge executed a pledge agreement where by it took effective control of the assets of Global. Under the terms of the Agreement, the Board of Directors and a sufficient number of shareholders of Global have consented to pledge all of the company's assets and certain of its liabilities to Superus in furtherance of satisfying a condition precedent to closing the sale of such assets to Superus.

         In February 2000, Surge entered into an agreement with Mail whereby Surge loaned $750,000 to Mail. The Note bears interest at the rate of 10% per annum and is due July 30, 2000. Upon completion of the acquisition of Mail by Surge, the note and all accrued interest shall automatically be forgiven. In the event the acquisition of Mail is terminated, the Note is convertible into the common stock of Mail.

         On February 16, 2000, Surge entered into an employment agreement with Adam Epstein. The agreement, which names Mr. Epstein as Chairman of the Board and acting Chief Executive Officer, calls for a base salary of $200,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Epstein also received five year options to purchase 1,500,000 shares of Superus Class B Common Stock, 300,000 of which are immediately exercisable and the balance exercisable ratably on a monthly basis over 36 months.

         On March 20, 2000, Surge entered into an agreement with Craig Carlson. The agreement, which names Mr. Carlson as Vice President of Corporate Development, calls for a base salary of $150,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Carlson also received four year options to purchase 200,000 shares of Superus Class B Common Stock, 35,000 of which are exercisable six months after the Effective Date of the Recapitalization and the balance exercisable ratably on a monthly basis over 42 months.

         In February 2000, the two founders of Mail each entered into one-year employment agreements with Superus, which are to be followed, by six-month consulting agreements. They have, in turn, licensed to the Company the software language they developed specifically for Mail.

Internet Operations

         As 95% of Global's operations are currently conducted in Colombia, Global is subject to special consideration and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Global's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. Global's current financial situation, as well as the ongoing funding to support the initial and continuing operations of eHola, will require the Company to obtain additional financing in order to meet its obligations during the next twelve months. As a result, Global has not been able to adequately fund the marketing of eHola. Consequently, revenues for eHola totaled less than $71,000 for the three months ended August 31, 2000. Global has obtained funds through a convertible note with Surge that has been used in part to sustain the operations of Global. A significant amount of additional funding is anticipated from the potential exercise of Surge warrants subsequent to the completion of the proposed acquisition by Surge.

         On March 14, 1996, a subsidiary of Global obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.

         The Colombian subsidiaries of Global obtain short-term financing from banks and financing companies. Interest on such obligations range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. Global has obtained the financing in part to supplement cash flow due to extended payment terms on accounts receivable. Global has not been able to pass these charges through to their customers. Global has been able to reduce their financing costs through financial arrangements with United States based banks. Officers of Global personally guarantee a portion of these obligations and the balance owed as of August 31, 2000 approximated $684,000.

         The U.S. subsidiaries of Global have available lines of credit aggregating $148,750, at 10% interest per annum, personally guaranteed by the majority stockholder of Global, for working capital purposes. As of August 31, 2000, the balance owed on this line of credit was approximately $132,000.

         In December 1999, Global granted options to purchase 550,000 shares of Global's Common Stock to an officer of Global. The options are exercisable over a three year period at an exercise of $.52 per share. In March 2000, the options were exercised using the cashless method into 492,800 shares of Global's Common Stock.

Inflation And Increasing Interest Rates

In recent years, the effects of inflation have "tightened" slightly, as indicated by the average consumer price index, which has increased slightly over the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and increasing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results. Moreover, recent announcements by the Federal Reserve, as well as increases in salaries and the GDP generally, has resulted in increased interest rates during 2000. Even minor increases in interest rates can increase the Company's cost of capital and offset revenues. Moreover, the Company incurred approximately $7,000,000 of debt as a result of the Note
Offering which was completed in March 2000.

     PART II

Item 4.  Submission of Matters To a Vote of Security Holders

          a) A Special Meeting of Stockholders (the "meeting") was held on September 26, 2000.

          b) Ira Levy, Mario Habib and Adam Epstein were elected to the Board of Directors. Steven J. Lubman, David Siegel and Mark Siegel did not run for re-election.

          c)   (i) The election of the Board of Directors:

                               For                       Against or Withheld
                               ---                       -------------------
Ira Levy                      1,816,872                        5,709
Adam Epstein                  1,817,101                        5,480
Mario Habib                   1,816,872                        5,709

               (ii) The vote for the approval of the recapitalization of Surge into Superus Holdings, Inc. was adjourned to October 17, 2000 at which time the proposal was approved by in excess of two-thirds of the outstanding voting shares of the Company, including the 239,000 shares of the Nonvoting Redeemable Convertible Series A Preferred Stock which, in accordance with New York law, voted on the Recapitalization only.

                    For  3,512,676;      against  55,209;
                    absentions or non-votes   4,058.

               (iii)The approval of the asset Purchase Agreement dated December
                    8, 1999 by and among Surge Components, Inc., Global DataTel Inc. and GDIS Acquisition Corp. and issuance of Class B Common Stock to Global's stockholders.

                    For 1,817,101; against 5,080; abstentions or non-votes 400

               (iv) The approval of the Merger Agreement and Plan of
                    Reorganization with MailEncrypt.com Inc. and issuance of Class B Common Stock to Mail stockholders.

                    For 1,817,301; against 5,080; abstentions or non-votes 200

               (v) The ratification, on a non-binding basis, of the adoption of the Superus 2000 Stock Incentive Plan.

                    For 1,789,572; against 33,009; abstentions or non-votes 0

               (vi) The ratification of the acceleration of exercisability of
                    Superus options issued to Surge Management under the Superus 2000 Stock Incentive Plan.

                    For 1,789,022; against 33,559; abstentions or non-votes 0

               (vii)The ratification of the appointment of Seligson &
                    Giannattasio, LLP as auditors.

                    For 1,821,001; against 1,000; abstentions or non-votes 580

     Item 6.      Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit No.                Description
         -----------                -----------

          11.3        Statement re: Computation of per share earnings.

          27.         Statement re: Financial Data Schedule

     (b) Reports on Form 8K

           1. A current report on Form 8-K and Amendment No. 1 thereto, were filed by the Company to report on Item 2, the "Acquisition or Disposition of Assets," specifically the execution of a Pledge Agreement with Global Datatel, Inc.

           2. A current report on Form 8-K was filed by the Company to report on Item 5, "Other Events," concerning a pledge agreement and management changes at Global.

         SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SURGE COMPONENTS, INC.



                                         By:    /s/ Ira Levy
                                               -------------------------
                                                Ira Levy
                                                President, Principal
                                                Financial Officer and Director

     Dated:  October 19, 2000