Form 10QSB/A
period 2000-08-31
SURGE COMPONENTS INC
filed 2001-01-16
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB / A
                                 AMENDMENT NO. 1


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


                                       N/A


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



Yes /X/   No / /


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.


Yes / /   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 10, 2001:
5,987,276 shares of common stock, par value $.001 per share.


     Transitional Small Business Disclosure Format (check one):


Yes / /   No /X/

                      SURGE COMPONENTS, INC. AND SUBSIDIARY


                            Index to Form 10-QSB/A


                      for the Period Ended August 31, 2000




  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:


Consolidated Balance Sheets                                            3 - 4

Consolidated Statements of Income and Comprehensive Income             5

Consolidated Statements of Cash Flows                                  6

Notes to Consolidated Financial Statements                             7 - 10


Item 2.  Management's Discussion and Analysis or Plan of Operation     11 - 16


  PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders            16

Item 6.  Exhibits and Reports on Form 8-K                              17

Signatures                                                             17

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-QSB/A for August 31, 2000 of Surge Components, Inc. (the "Company"), is submitted in order to remove all information concerning the financial statements of Global DataTel, Inc. ("Global"). As a result of a loan and pledge agreement with Global and certain of its stockholders, under Nevada corporate law (Global's state of incorporation) Surge began operating Global's assets and business on June 2, 2000 and designated such date as the effective date of the combination. Surge was preparing to complete the Global acquisition on October 20, 2000, the original date of filing this Form 10-QSB. It therefore consolidated the assets and operations beginning on the date Surge took effective control of Global. On November 3, 2000, Surge terminated the Global Acquisition due to the failure of Global to satisfy various conditions precedent to closing, as described more fully herein.

         In addition, the financial statements have been retroactively adjusted to reflect additional subscriptions received in excess of $7 million for the Company's private placement of convertible notes which was converted into a separate loan to the Company. Further, adjustments have been made to retroactively reflect certain disbursements which were paid directly from the escrow accounts established to collect the private placement proceeds.

         Therefore, the Company hereby amends its Form 10-QSB in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                               August 31,       November 30,
                                                                                2 0 0 0           1 9 9 9
                                                                                -------           -------
                                                                              (Unaudited)
                           ASSETS

Current assets:
     Cash                                                                      $ 3,089,604      $   159,612
     Note receivable - Global DataTel, Inc.                                      4,057,675        1,000,000
     Note receivable - MailEncrypt.com, Inc.                                       750,000               --
     Marketable securities                                                       2,261,380        2,232,294
     Accounts receivable - net of allowance for
       doubtful accounts of $22,634 and $22,634                                  5,025,003        2,251,640
     Inventory                                                                   2,380,268        1,442,067
     Prepaid expenses and taxes                                                    160,492          201,153
     Other current assets                                                          185,116           71,691
                                                                               ------------     ------------

         Total current assets                                                   17,909,538        7,358,457
                                                                               -----------      -----------

         Fixed assets - net of accumulated depreciation
     of $235,374 and $183,290                                                      429,233          321,406
                                                                               -----------      -----------

     Other assets:
     Loan costs - net of accumulated amortization
         of $459,693                                                               219,295               --
     Security deposits                                                               2,985            2,985
     Deferred tax asset                                                             90,438           89,223
     Other assets                                                                  108,158           74,183
                                                                               ------------     -----------

         Total other assets                                                        420,876          166,391
                                                                               -----------      -----------

                          Total assets                                         $18,759,647      $ 7,846,254
                                                                               ===========      ===========



See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  August 31,      November 30,
                                                                                   2 0 0 0          1 9 9 9
                                                                                  ---------       -----------
                                                                                 (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $ 1,811,640      $ 1,283,067
     Accrued expenses and taxes                                                    1,827,506          408,941
     Convertible notes payable                                                     7,000,000               --
     Loan payable                                                                    238,378               --
                                                                                 -----------      -----------

         Total current liabilities                                                10,877,524        1,692,008
                                                                                 -----------      -----------

Stockholders' equity:
     Preferred stock - $.001 par value, 1,000,000 authorized;
         269,000 shares Series A Preferred Stock authorized,
         239,000 issued and held in escrow account by Surge in name of
         Global DataTel, Inc. as of August 31, 2000, none issued at
         November 30, 1999                                                                --               --
     Common stock - $.001 par value, 25,000,000 shares authorized,
         4,986,089 and 4,858,958 shares issued and outstanding, respectively           4,986            4,859
     Additional paid-in capital                                                    6,680,840        6,386,063
     Retained earnings (deficit)                                                   1,327,554         (183,820)
     Accumulated other comprehensive income
         Unrealized holding loss                                                    (131,257)         (52,856)
                                                                                 -----------      -----------

         Total stockholders' equity                                                7,882,123        6,154,246
                                                                                 -----------      -----------

         Total liabilities and stockholders' equity                              $18,759,647      $ 7,846,254
                                                                                 ===========      ===========




See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                               Nine Months Ended                       Three Months Ended
                                                                    August 31,                               August 31,
                                                            ---------------------------             --------------------------
                                                            2 0 0 0              1 9 9 9             2 0 0 0           1 9 9 9
                                                            -------              -------             -------           -------
                                                          (Unaudited)          (Unaudited)         (Unaudited)       (Unaudited)
Sales                                                     $28,339,378          $7,902,558          $13,065,365        $3,365,161
   Less returns and allowances                                222,907              62,772                4,592            24,012
                                                          ------------         -----------         ------------       -----------

   Net sales                                               28,116,471           7,839,786           13,060,773         3,341,149

   Cost of goods sold                                      20,071,867           5,785,762           10,044,040         2,465,767
                                                          ------------         -----------         ------------       -----------

   Gross profit                                             8,044,604           2,054,024            3,016,733           875,382
                                                          ------------         -----------         ------------       -----------

   Operating expenses:
     General and administrative expenses                    3,381,561           1,440,718            1,533,141           506,396
     Selling and shipping expenses                          1,503,137             747,204              617,834           255,835
     Depreciation and amortization                            512,434              35,624              193,689            12,893
                                                          ------------         -----------         ------------       -----------

   Total operating expenses                                 5,397,132           2,223,546            2,344,664           775,124
                                                          ------------         -----------         ------------       -----------

Income (loss) from operations                               2,647,472            (169,522)             672,069           100,258

Other income and (expense):
    Investment income                                         432,243             166,043              203,703            55,637
    Interest expense                                         (510,666)             (9,281)            (214,571)           (6,613)
    Loss on sale of securities                                     --             (10,323)                  --           (10,323)
                                                          ------------         -----------         ------------       -----------

Income (loss) before income taxes                           2,569,049             (23,083)             661,201           138,959

Income taxes                                                1,057,675              (3,029)             361,391            (4,304)
                                                          ------------         -----------         ------------       -----------

Net income (loss)                                           1,511,374             (20,054)             299,810           143,263

Other comprehensive (loss) income:
    Unrealized holding (loss) on securities
      arising during the period, net of tax                   (78,401)           (206,450)              (8,223)          (48,341)
    Reclassification adjustment loss on sale of
      securities                                                   --              10,323                   --            10,323
                                                          ------------         -----------         ------------       -----------

Total comprehensive income (loss)                         $ 1,432,973          $ (216,181)         $   291,587        $  105,245
                                                          ============         ===========         ============       ===========

Weighted average shares outstanding
   Basic                                                    4,949,049           4,857,713            4,984,207         4,858,958
   Diluted                                                  7,316,291           4,857,713            7,351,449         4,985,030

Earnings (loss) per share
   Basic                                                  $       .31          $      -0-          $       .06        $      .03
   Diluted                                                $       .25          $      -0-          $       .06        $      .03



See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Nine Months Ended August 31,
                                                                          2 0 0 0         1 9 9 9
                                                                         --------         -------
                                                                        (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
   Net income (loss)                                                   $ 1,511,374      $  (20,054)
   Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
         Depreciation and amortization                                     512,434          35,624
         Deferred income taxes                                              (1,215)         (5,266)
         Loss on sale of securities                                             --          10,323
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable                                               (2,773,363)       (904,424)
      Inventory                                                           (938,201)       (111,555)
      Other current assets                                                (106,739)         30,528
      Accounts payable                                                     528,573         246,469
      Accrued expenses and taxes                                         1,418,565        (145,783)
                                                                       ------------     -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        151,428        (864,138)
                                                                       ------------     -----------

INVESTING ACTIVITIES
   Purchase of marketable securities                                      (107,485)       (151,585)
   Acquisition of fixed assets                                            (160,570)        (38,432)
   Net advances to Global DataTel Inc.                                  (3,057,675)             --
   Net advances to MailEncrypt.com                                        (750,000)             --
   Proceeds from marketable securities                                          --         149,583
                                                                       ------------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                   (4,075,730)        (40,434)
                                                                       ------------     -----------

FINANCING ACTIVITIES
   Proceeds from convertible notes payable                               7,000,000              --
   Loan costs                                                             (678,988)             --
   Proceeds from loan payable                                              238,378              --
   Proceeds from exercise of options and warrants                          294,904          16,236
                                                                       ------------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                6,854,294          16,236
                                                                       ------------     -----------

NET CHANGE IN CASH                                                       2,929,992        (888,336)

CASH AT BEGINNING OF PERIOD                                                159,612       1,387,222
                                                                       ------------     -----------

CASH AT END OF PERIOD                                                  $ 3,089,604      $  498,886
                                                                       ============     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                   $   567,407      $    1,962
                                                                       ============     ===========
   Interest paid                                                       $    12,222      $   33,932
                                                                       ============     ===========



See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


In the opinion of management, the accompanying consolidated financial statements of Surge Components, Inc., and its wholly-owned subsidiaries Challenge/Surge, Inc. ("Challenge"), Superus Holdings, Inc. ("Superus") and MailEncrypt, Inc. ("Mail") (collectively, the "Company"), contain all adjustments, consisting of normal recurring entries except as described below, necessary to present fairly the Company's consolidated financial position as of August 31, 2000 and November 30, 1999 and the consolidated statements of income and comprehensive income for the nine and three months ended August 31, 2000 and 1999 and consolidated cash flows for the nine months ended August 31, 2000 and 1999.


The consolidated results of operations for the nine and three months ended August 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 1999.


Formations of Subsidiaries

In January 2000, the Company formed Mail Acquisition Corp., a Delaware corporation, as a wholly-owned subsidiary of the Company. On November 16, 2000, MailEncrypt.com, Inc., a California based infrastructure application service provider offering Web-based encrypted e-mail solutions was merged with and into Mail Acquisition Corp. which changed its name to MailEncrypt, Inc.


In March 2000, the Company formed Superus, a Delaware corporation, as a wholly-owned subsidiary of the Company. The Company is currently doing business under the assumed name Superus Holdings.


Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

Retroactive Adjustments

These revised financial statements have been retroactively adjusted to reflect additional proceeds of approximately $238,000 received and interest thereon in excess of the $7 million previously reported for the Company's private placement of convertible notes. Further, adjustments have been made to retroactively reflect certain disbursements amounting to approximately $241,000 which had been paid from the escrow accounts established to collect the private placement proceeds offset by approximately $3,000 of interest income.

The effect of these adjustments decreased the net income for nine and three months ended August 31, 2000 by approximately $92,000 and $26,000 and fully diluted net income per share by $.01 and $.01, respectively.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000



NOTE 2 - TERMINATED ACQUISITION OF GLOBAL DATATEL, INC.

In October 1999, the Company entered into a merger agreement with Global Data Tel, Inc. ("Global"). In December 1999, the parties terminated the merger agreement and the Company entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries (the "Global Acquisition") in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), which were being held in escrow by Surge. Following approval of the Global Acquisition by the shareholders of both the Company and Global on September 26, 2000, and of a proposed recapitalization of the Company including its merger with and into Superus which has not yet occurred, each share of Series A Preferred was to automatically convert into 100 shares of Superus Class B Common Stock, which was intended to be a tracking stock reflecting Global's assets, those of Mail (defined below) and other Internet operations. The Global Acquisition was conditioned on the completion of regulatory and other approvals and other conditions precedent.

On November 3, 2000, the Company terminated the Asset Purchase Agreement with Global due to the failure of Global to fulfill various conditions precedent. The Securities and Exchange Commission, Nasdaq Stock Market and U.S. Attorney's Office all had substantial concerns about Global and certain principal shareholders of Global. Following the termination, the Company entered into a Termination, Release and Debt Discharge Agreement with Global in settlement of up to approximately $3.25 million of indebtedness, plus accrued interest of approximately $119,000, at November 3, 2000, due to the Company under the loan and pledge agreement. Surge obtained a new note for the remaining $1,250,000 principal amount of indebtedness for a 12 month period ending December 4, 2001. The note will then be cancelled if no litigation is commenced against Surge relating to Global and/or its termination of the Global agreement. The Company plans to provide a 100% reserve for this remaining note due to uncertainty of collectability. In addition, the Company has guaranteed and co-signed Global loans totaling $500,000, for which Global agreed to use its best efforts to have the Company removed.

In addition, due to the termination of the Global transaction, the conversion price of $3.00 was reduced to $2.50 for the $7 million of convertible notes payable.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000



NOTE 3 - ACQUISITION OF MAILENCRYPT.COM, INC.

In February 2000, the Company entered into a merger agreement to purchase MailEncrypt.com, Inc. ("Mail") in exchange for 1,821,400 shares of the Superus Class B Common Stock. On November 13, 2000, the Company, Mail , Mail Acquisition Corp. and the former Mail shareholders executed a Merger Agreement and Plan of Reorganization superseding the February 2000 agreement to reflect the termination of the Global Acquisition and the elimination of Superus Class B Common Stock, one of the Company's proposed tracking stocks. On November 16, 2000, the Company completed the Mail merger and issued an aggregate of 182,140 shares of Voting Redeemable Convertible Series B Preferred Stock to the five former shareholders of Mail. The Series B Preferred Stock is convertible into common stock at a rate of 10 for 1 and has 5.4 votes per share of Series B Preferred Stock. The Mail Merger Agreement provides that unless the Company obtains confirmation from Nasdaq that its shareholders approved the Mail merger at the September 26, 2000 meeting, the Company will need to obtain additional shareholder approval for the conversion of the preferred stock into common stock prior to March 15, 2001, otherwise the former Mail shareholders will be able to unwind the transaction. The Company paid a finder's fee of one hundred thousand shares of the Company's Common Stock upon completion of the merger.


NOTE 4 - EXERCISE OF OPTIONS

During the quarter ended August 31, 2000, 3,500 options were exercised by employees and consultants in exchange for $8,695.


NOTE 5 - PROPOSED REORGANIZATION

Subject to shareholder approval, the Company intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge, Inc. to Superus, a newly-formed wholly-owned subsidiary. Surge Components, Inc. would then merge with and into Superus, which would then become the parent company.

The Company intends to hold a shareholders meeting to approve this reorganization in early 2001, subject to market conditions.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000



NOTE 6 - SUBSEQUENT EVENTS



Bonus Pool


In October 2000, the Company set up a bonus pool for certain of its employees, totaling 10% of certain pretax income (totaling $1,924,827) from the Company's operations for the quarter ended August 31, 2000, after adding back all accrued interest charges and amortized costs of the Company's $7 million private placement and all specifically identifiable costs which relate entirely to Superus and the Global transactions. All bonuses subsequent to August 31, 2000, will be based at the sole and exclusive discretion of the Company's Board of Directors.


Stockholder Meeting


On September 26, 2000, the Company held a meeting of its shareholders, where the shareholders approved, among other things, the reorganization, the Global Acquisition, the Mail merger, the Superus Stock Option Plan and the acceleration of certain options granted under the Superus Stock Option Plan. However, since the Reorganization was conditioned upon the completion of the Global Acquisition, the Reorganization described in Note 5 above, as well as certain other matters, are scheduled to be voted upon again by the Company's shareholders.

Additional Note Receivable From Mail

In September 2000, the Company entered into a second note receivable with Mail totaling $125,000. The note bears interest at the rate of 10% per annum and is due April 16, 2001.

Subsequent Charges

Subsequent to August 31, 2000, the Company has written off an aggregate of approximately $3.25 million of loans made, including additional loans of approximately $447,000 made subsequent to August 31, 2000 and the interest receivable from Global pursuant to the Termination, Release and Debt Discharge Agreement as disclosed in Note 2. The Company will also provide a 100% reserve against the remaining $1.25 Million Note under the agreement.

In addition, on November 24, 2000, the Company entered into an agreement with its investment banker which provides for the issuance of 1,600,000 shares of Common Stock with a value of approximately $3.8 million, and warrants to purchase 2,000,000 shares of Common Stock at $3.00 per share for past and future services and disbursements. In accordance with NASDAQ rules, the Company issued 900,000 shares of Common Stock and 70,000 shares of Series C Preferred Stock convertible into 700,000 shares of Common Stock upon shareholder approval. The Series C Preferred Stock has a liquidation preference of $350,000 in the aggregate and cumulative dividends of $.50 per share per annum, or $35,000. As a result of these equity transactions, the Company will incur substantial charges during the fourth quarter of the fiscal year ended November 30, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation

         Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's ability to complete its pending recapitalization, obtain shareholder and other necessary approvals, the merged entity's ability to combine and work together and grow the companies, periodic downturns and improvements in their respective industries, dependence on the Internet, timely acceptance of new products, intense price competition in their respective industries, lack of historical profitability, need to manage the Company's growth, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made herein speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations or future events.

         Nine and Three Months Ended August 31, 2000 as compared to the Nine and Three Months Ended August 31, 1999.

         Net sales for Surge Components, Inc. and Subsidiaries (the "Company") for the nine months ended August 31, 2000 increased by $20,276,685, or 259%, to $28,116,471 as compared to net sales of $7,839,786 for the nine months ended August 31, 1999. the Company's net sales for the three months ended August 31, 2000 increased by $9,719,624, or 291%, to $13,060,773 as compared to net sales of $3,341,149 for the three months ended August 31, 1999. The net sales for Surge without Challenge/Surge, Inc. ("Challenge"), one of Surge's subsidiaries, increased by $1,348,313, or 25%, when compared to the nine months ended August 31, 1999.

         Our growth was attributable primarily to increased sales volumes with new customers, as a result of the Company's investment in an increased sales force. In addition, the Company's existing customers are buying additional product lines. The net sales for Challenge increased by $18,903,500, or 760% when compared to the nine months ended August 31, 1999. This increase was primarily attributable to the economic effect of the shortage of certain electronic components during the first half of fiscal 2000 in the broker distributor market in which, Challenge primarily operates. This shortage has resulted in a higher demand of electronic products in the broker market. There can be no assurance, however, that these substantially improved conditions will continue throughout 2000 and thereafter. It should be noted, however, that our substantial increases in revenues and profitability of our electronic components business has been offset by the expenses incurred by the termination of our proposed acquisition of Global, as well as the costs of acquiring our Mail subsidiary.

         The Company's gross profits for the nine months ended August 31, 2000 increased by $5,990,580, or 292%, to $8,044,604, as compared to $2,054,024 for the nine months ended August 31, 1999. The Company's gross profits for the three months ended August 31, 2000 increased by $2,141,351, or 245%, to $3,016,733, as compared to $875,382 for the three months ended August 31, 1999. Gross margin as a percentage of net sales increased from 26.2% in the nine months ended August 31, 1999 to 28.6% in the nine months ended August 31, 2000. The gross profit for the nine months ended August 31, 2000 and 1999 were $1,852,920 and $1,430,177 for Surge and $6,191,684 and $623,847 for Challenge. The gross profit for the three months ended August 31, 2000 and 1999 were $733,599 and $536,468 for Surge and $2,283,134 and $338,914 for Challenge. The increase in the Company's gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of the economic effect of the shortage of electronic components in the broker distributor market. Also, Surge is making its operations more efficient by reducing inventory acquisition costs and has instituted a policy of increasing direct shipments to its customers' factories overseas. This has resulted in a substantial reduction of import related fees.

         General and administrative expenses for the nine months ended August 31, 2000 increased by $1,940,843, or 135%, to $3,381,561, as compared to
$1,440,718 for the nine months ended August 31, 1999. For the three months ended August 31, 2000, general and administrative expenses increased by $1,026,745, or 203%, to $1,533,141, as compared to $506,396 for the three months ended August 31, 1999. The increase is primarily due to performance bonuses (primarily in the Challenge division) and costs associated with the acquisition of Global and Mail. The Company also hired additional personnel in the latter part of 1999. The Company's subsidiary, Superus, incurred approximately $590,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees.

         Selling and shipping expenses for the nine months ended August 31, 2000, increased by $755,933, or 101%, to $1,503,137, as compared to $747,204 for the nine months ended August 31, 1999. For the three months ended August 31, 2000, selling and shipping expenses increased by $361,999, or 141%, to $617,834, as compared to $255,835 for the three months ended August 31, 1999. This increase resulted primarily from the increased sales commissions resulting from the increase in sales for the August 31, 2000 periods presented, as well as an increase in travel and entertainment both primarily in the Challenge division. The Company is committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows.

         Interest expense for the nine months ended August 31, 2000 increased by $501,385, as compared to the nine months ended August 31, 1999. Interest expense for the three months ended August 31, 2000 increased by $207,958, as compared to the three months ended August 31, 1999. This increase is primarily due to the Company incurring debt in the amount of $7,000,000, as a result of a private offering of Convertible Promissory Notes in December 1999 through March 2000.

         Investment income increased by $266,200 for the nine months ended August 31, 2000 as compared to the nine months ended August 31,1999. Investment income increased by $148,066 for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999. This increase resulted primarily from the interest on the notes due from Global DataTel, Inc., which was eliminated in the original consolidated filing, and MailEncrypt.com, Inc.

Liquidity and Capital Resources

         Working capital increased by $1,365,565 during the nine months ended August 31, 2000 from $5,666,449 at November 30, 1999, to $7,032,014, at August
31, 2000. This increase resulted primarily from net income of $1,511,374. The Company's Current Ratio decreased to 1.6:1 at August 31, 2000, as compared to 4.4:1 at November 30, 1999. This resulted from the Company's private placement described below. Inventory turned about twice as much in the nine months ended August 31, 2000 as compared to the nine months ended August 31, 1999. The average number of days to collect receivables decreased from 51 days to 33 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. Management believes that its working capital levels are adequate to meet the current operating requirements of the Company.

         In April 1998, Surge renewed the letter of credit agreement with its bank through May 31,1999 allowing Surge to obtain up to $800,000 in outstanding letters of credit and $200,000 in direct borrowings with a maximum borrowing limit of $1,000,000. The direct borrowings incur interest at the bank's prime rate per annum. The agreement also provides for the creation of banker's acceptances (drafts drawn on and accepted by a bank). In May 1999, the letter of credit agreement with the bank expired. In December 1999, Surge entered into two note agreements with a bank for aggregate borrowings of $500,000. The notes, which accrue interest at the prime rate, were due on December 31, 1999. These notes have been repaid. The Company has no existing line of credit and no pending discussions regarding same with its bank.

         Surge continues to incur significant operating costs. These costs consist principally of payroll and marketing related charges. The future profitability of Surge will therefore depend on maintaining increased sales levels. As a result of the current growth, Surge expects to move to larger quarters in the near term. In March 1999, Surge also opened a marketing office in Taiwan. This office provides marketing and customer service for the Asian market. The cost and related expenses of this office has been minimal since Surge is utilizing the same office space used by its supplier management group.

         In March 1999, the Surge entered into an agreement with Future Electronics Inc. ("Future") for the marketing, promotion and distribution of Surge's products. The agreement is for a one-year period and automatically renews for one-year periods unless terminated in writing by either party and is currently in effect. Future is a world wide authorized distributor of passive components. As a result of this relationship with Future, Surge's products have been introduced to many new potential customers.

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

         In March 1999, the underwriters exercised a portion of their warrants received during Surge's July 1996 Public Offering. In exchange for $8,736, the underwriters received 54,600 Warrants. These Warrants are identical to those issued pursuant to the Company's Public Offering. In February and March 2000, the underwriters exercised a portion of their warrants in exchange for $116,640, and received 23,400 shares.

         In December 1999, Surge granted options to certain of its employees and consultants, pursuant to the Company's Stock Option Plan, to purchase 209,000 shares of Surge's Common Stock at an exercise price of $2.6875 per share.

         From December 1, 1999 through August 31, 2000 stock options were exercised for 102,700 shares with proceeds of $173,089. In addition, in March 2000, Class A Warrants for 1,031 shares were exercised in exchange for $5,155.

         During the nine months ended August 31, 2000, the Company had net cash provided by operating activities of $151,428 as compared to $864,138 used in operating activities in the nine months ended August 31, 1999. The increase in cash provided by operating activities resulted from the Company's significant increase in net income, accrued expenses and taxes, offset, in part, by increases in accounts receivable and inventory.

         The Company had net cash used in investing activities of $4,075,730 for the nine months ended August 31, 2000, as compared to $40,434 for the nine months ended August 31, 1999. As discussed more fully below, as of August 31, 2000, the Company loaned an aggregate of $4,807,675 to Global and Mail. Subsequent to August 31, 2000, the Company loaned approximately $447,000 to Global and $125,000 to Mail.

         The Company had net cash provided by financing activities of $6,854,294 for nine months ended August 31, 2000, as compared to $16,236 for the nine months ended August 31, 1999. This increase in the cash provided by financing activities was a result of the net proceeds from a private placement and the result of the proceeds from the exercise of stock options offset in part by loan costs and net advances on loans payable. The net proceeds of the Company's $7 million private placement and the loan payable of approximately $238,000 were used primarily to fund the operations of Global in the amount of approximately $4,505,000 and $875,000 to fund the operations of Mail. Other than the repayment of a $1 million bridge loan made by the Surge Components to Global and the repayment of some miscellaneous expenses, Surge did not receive any of the net proceeds of the offering which proceeds were disbursed by Superus. This private placement was over-subscribed by approximately $238,000. An investor in the private placement agreed to loan the Company this over-subscribed amount with interest at 12% per annum, rather than accept a partial return of its subscription. This amount is reflected as a loan payable at August 31, 2000. As a result of the foregoing, the Company had a net increase in cash of $2,929,992 during the nine months ended August 31, 2000, as compared to a net decrease of $888,336 for the nine months ended August 31, 1999.

         Surge expects that its cash flow from operations and its investment income will be sufficient to meet its current financial requirements over at least the next twelve months. However, it is expected that the Company will need to raise and/or lend additional funds for Mail's operations and for the start-up activities of the Company's new subsidiary SolaWorks, Inc. Between November 2000 and January 2001, the Company sold approximately $518,000 of new convertible promissory notes to two investors. This amount included the conversion of $238,000 of prior debt plus accrued interest of $24,000 from the investor in the Company's $7 million private placement whose over-subscription was loaned to the Company outside of such private placement. The aggregate principal amount of these notes bear interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12%. These notes are convertible into common stock at $2.56 per share at the option of the noteholders. Further, MailEncrypt expects to borrow up to $150,000 from Surge on a senior secured basis. Any further borrowings to meet MailEncrypt's cash requirements are expected to be from a third party lender.

         In March 2000, Surge formed, a Delaware corporation, Superus Holdings, Inc. ("Superus") as a wholly owned subsidiary of the Company. Subject to shareholder approval, Surge intends to transfer all assets and liabilities of Surge Components, Inc. and Challenge/Surge Inc. to a newly formed wholly owned subsidiary. Surge would then merge into Superus, which would become the parent company (collectively, the "Recapitalization").

         As of August 31, 2000, Surge has convertible debt in the amount of $7,000,000 as a result of a private offering of Convertible Promissory Notes, completed in March 2000. The Convertible Promissory Notes accrue interest at the rate of 12% per annum commencing February 1, 2000, or approximately $712,000 per annum, and are payable in common stock on or before December 31, 2000, if the Global Acquisition is not consummated. Since the Global Acquisition was terminated, the Convertible Promissory Notes will convert into Surge Common Stock at a $2.50 per share conversion rate.

         On October 8, 1999, Surge made a secured loan to Global, in the principal amount of $1,000,000, and received a 10% Convertible Secured Promissory Note in exchange for the Global Note. The Global Note was secured by all of the assets of and was junior to certain secured bank credit facilities of Global. Additionally, the loan was secured by 300,000 Global Shares, which were pledged by Mr. Richard Baker, the then CEO of Global. The Global Note was convertible into one Global Share for every three dollars ($3.00) of principal and interest outstanding on the loan, if the originally contemplated merger with Global was not consummated.

         On December 8, 1999, Surge entered into an Asset Purchase Agreement, as amended, which provided for the purchase of all of the assets and assumption of certain liabilities of Global incurred in the ordinary course of Global's business, in exchange for approximately 239,000 shares of Surge's Series A Preferred Stock, which were to convert into the 23,900,000 shares of Superus' Class B Common Stock, a "tracking stock" of Global's business if the Global Acquisition was approved and consummated.

         In February 2000, Surge replaced the Global Note with a Subordinated Convertible Promissory Note ("Convertible Note") totaling up to $6,250,000 and increased the conversion ratio from $3.00 to $1.00 of principal and interest outstanding on the Global Note for every share of Global stock issued upon conversion. Simultaneously therewith, the number of shares pledged by Mr. Richard Baker was increased from 300,000 Global Shares to 500,000 Global Shares. At August 31, 2000 and November 2, 2000, approximately $4,058,000 and approximately $4,504,000, respectively, was due from Global. Through August 31, 2000, $118,922 in interest had been accrued on the convertible note.

         On June 2, 2000, Surge executed a pledge agreement and took control of Global's assets and business. Under the terms of the Agreement, the Global Board of Directors and a sufficient number of shareholders of Global consented to pledge all of Global's assets and certain of its liabilities to the Company in furtherance of satisfying a condition precedent to closing the sale of such assets to Superus. As a result of operating Global's assets and business and believing that all conditions to closing had occurred when the Form 10-QSB was originally filed, Surge consolidated the assets and business of Global as of June 2, 2000 and designated this date as the effective date of the business combination. This amendment is being filed to reflect the unwinding of this transaction as a result of the Termination Agreement.

         On November 3, 2000, the Company terminated the Asset Purchase Agreement with Global due to the failure of Global to fulfill various conditions precedent. Following the termination, the Company entered into a Termination, Release, and Debt Discharge Agreement with Global dated December 4, 2000, pursuant to which Surge released Global from payment of approximately $3,250,000 and will retain an additional $1,250,000 principal amount of indebtedness for a 12 month period ending December 4, 2001. The note will then be cancelled if no litigation is commenced against Surge relating to Global and/or its termination of the Global agreement. In addition, the Company has guaranteed and co-signed Global loans totaling $500,000, for which Global agreed to use its best efforts to have the Company removed.

         Additionally, on February 16, 2000, Surge entered into a Merger Agreement and Plan of Reorganization to acquire Mail, the terms of which provided for the issuance of 1,821,400 shares of Superus' Class B Common Stock to the former shareholders of Mail, and the merger of Mail into a wholly owned subsidiary of Superus. Superus was formed for the purpose of effectuating the Mail Merger and Global Acquisition, issuing the Class A Common Stock, Class B Common Stock and Class B Warrants, and becoming the holding Company of the businesses of Surge, Mail and Global. The merger of Mail into Superus was also conditioned on the consummation of the Global Acquisition. On November 13, 2000, the Company, Mail , Mail Acquisition Corp. and the former Mail shareholders executed a Merger Agreement and Plan of Reorganization superseding the February 2000 agreement to reflect the termination of the Global Acquisition and the elimination of Superus Class B Common Stock, one of the Company's proposed tracking stocks. On November 16, 2000, the Company completed the Mail merger and issued an aggregate of 182,140 shares of Voting Redeemable Convertible Series B Preferred Stock to the five former shareholders of Mail. The Series B Preferred Stock is convertible into common stock at a rate of 10 for 1 and has 5.4 votes per share of Series B Preferred Stock. The Mail Merger Agreement provides that, unless the Company obtains confirmation from Nasdaq that its shareholders approved the Mail merger at the September 26, 2000 meeting, the Company will need to obtain shareholder approval for the conversion of the preferred stock into common stock prior to March 15, 2001; otherwise the former Mail shareholders will be able to unwind the transaction. The Company paid a finder's fee of one hundred thousand shares of the Company's Common Stock upon completion of the merger.

         In February 2000, Surge entered into an agreement with Mail whereby Surge loaned $750,000 to Mail. This Note and a second note for $125,000 bear interest at the rate of 10% per annum and are both due April 16, 2001, as amended. In the event the acquisition of Mail is unwound, the Notes would be convertible into the common stock of Mail.

         On February 16, 2000, Surge entered into an employment agreement with Adam Epstein. The agreement, which names Mr. Epstein as Chairman of the Board and acting Chief Executive Officer, calls for a base salary of $200,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Epstein also received ten year options to purchase 1,500,000 shares of the Company's Common Stock, exercisable at $2.875 per share, 300,000 of which options are immediately exercisable and the balance exercisable ratably on a monthly basis over 36 months.

         On March 20, 2000, Surge entered into an agreement with Craig Carlson. The agreement, which names Mr. Carlson as Vice President of Corporate Development, calls for a base salary of $150,000 per annum, subject to increase in certain circumstances. Pursuant to the agreement, Mr. Carlson also received ten-year options to purchase 200,000 shares of the Company's Common Stock, exercisable at $2.875 per share, 35,000 of which options are exercisable six months after the Effective Date of the Recapitalization and the balance exercisable ratably on a monthly basis over 42 months.

         In February 2000, the two founders of Mail each entered into one-year employment agreements with the Company, which are to be followed, by six-month consulting agreements. The two founders are each being paid a base salary of $125,000 per annum. They have, in turn, agreed to license to the Company the software language they developed specifically for Mail.

Inflation And Increasing Interest Rates

         In recent years, the effects of inflation have "tightened" slightly, as indicated by the average consumer price index, which has increased slightly over the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and increasing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results. Moreover, recent announcements by the Federal Reserve, as well as increases in salaries and the GDP generally, has resulted in increased interest rates during 2000. Even minor increases in interest rates can increase the Company's cost of capital and increase interest charges.

   PART II        OTHER INFORMATION

Item 4.  Submission of Matters To a Vote of Security Holders

         a) A Special Meeting of Stockholders (the "meeting") was held on September 26, 2000.

         b) Ira Levy, Mario Habib and Adam Epstein were elected to the Board of Directors. Steven J. Lubman, David Siegel and Mark Siegel did not run for re-election..

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

                                For 3,512,676; against 55,209;
                                abstentions or non-votes 4,058.

                  (iii) The approval of the asset Purchase Agreement dated December 8, 1999 by and among Surge Components, Inc., Global DataTel Inc. and GDIS Acquisition Corp. and issuance of Class B Common Stock to Global's stockholders.

                                For 1,817,101 against 5,080
                                abstentions or non-votes 400

                  (iv) The approval of the Merger Agreement and Plan of Reorganization with MailEncrypt.com Inc. and issuance of Class B Common Stock to Mail stockholders.

                                For 1,817,301 against 5,080
                                abstentions or non-votes 200

                  (v) The ratification, on a non-binding basis, of the adoption of the Superus 2000 Stock Incentive Plan.

                                For 1,789,572 against 33,009
                                abstentions or non-votes 0

                  (vi) The ratification of the acceleration of exercisability of Superus options issued to Surge Management under the Superus 2000 Stock Incentive Plan.

                                For 1,789,022 against 33,559
                                abstentions or non-votes 0

                  (vii) The ratification of the appointment of Seligson & Giannattasio, LLP as auditors.

                                For 1,821,001 against 1,000
                                abstentions or non-votes 580

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.      Description
         ----------       -----------
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

         3. A current report on Form 8-K was filed by the Company to report on item 4, "Changes in Registrant's Certifying Accountant" reporting the Company's change in independent auditors to Richard Eisner & Company.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SURGE COMPONENTS, INC.


                                  By:  /s/ Ira Levy
                                       ----------------------------------
                                       Ira Levy
                                       President, Principal
                                       Financial Officer and Director



Dated: January 12, 2001