Form 10KSB
period 1999-12-31
SURGE COMPONENTS INC
filed 2001-03-15
CIK 747540

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended:  November 30, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from _________ to __________

                         Commission file number: 0-14188

                             Surge Components, Inc.
                 (Name of small business issuer in its charter)

                New York                                         11-2602030
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         1016 Grand Boulevard
         Deer Park, New York                                         11729
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (631) 595-1818

Securities registered under Section 12(b) of the Exchange Act: Common stock, par value $.001
                                                               Redeemable Class A common stock
                                                               purchase warrants

Name of each exchange on which registered:                     Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.001
                                                               Redeemable Class A common stock
                                                               purchase warrants

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's net revenues for its most recent fiscal year:
$36,555,360

         The aggregate market value of the 6,028,899 shares of voting and non-voting common equity stock held by non- affiliates (all shareholders other than officers, directors and 5% or greater shareholders) of the registrant was $11,696,064, as of February 26, 2001, based on the last bid price of the registrant's common stock on such date of $1.94 per share, as reported by The Nasdaq Stock Market, Inc.

         There were a total of 6,990,738 shares of the registrant's common stock outstanding as of March 6, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

             Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refers to Surge Components, Inc. ("Surge") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc. ("Challenge"), MailEncrypt, Inc. ("MailEncrypt"), Superus Holdings, Inc. ("Superus") and SolaWorks, Inc. ("SolaWorks"). However, for the reasons as more fully discussed in our financial statements and related notes, our financial statements and related disclosures included in this Form 10-KSB do not consolidate the financial position or results of operations of MailEncrypt with those of our company.

Introductory Comment - Forward-Looking Statements.

             Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

             o   our business strategies and future plans of operations,

             o our decision to, at least temporarily, not proceed with the proposed recapitalization merger of Surge into Superus, pursuant to which we were to become a Delaware corporation,

             o our ability to obtain shareholder approvals for the conversions into common stock of our outstanding 12% Convertible Promissory Notes and related accrued interest, Series B preferred stock and Series C preferred stock and for the exercise of warrants issued to our financial consultant, and options issued to our officers and directors.

             o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

             o political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials,

             o the combined entities' abilities to work together and grow successfully,

             o the market acceptance and amount of sales of our products and services,

             o the extent that our distribution network and marketing programs achieve satisfactory response rates,

             o   our historical losses,

             o the competitive environment within the electronic components industry and on the Internet,

             o   our ability to raise additional capital, if and as needed,

             o   the cost-effectiveness of our product development activities,

             o the success of MailEncrypt, SolaWorks and our entrance into the Internet business,

             o the other factors and information discussed in other sections of this report.

             Shareholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Description of Business.

Business Development

             Surge was incorporated under the laws of the State of New York on November 24, 1981. Surge, a supplier of electronic products and components, completed an initial public offering of its securities in 1984 and a second offering of its securities in August 1996. Challenge, a broker and distributor of electronic components, is a New York corporation formed in 1988. Superus, a Delaware corporation, was formed in March 2000 to ultimately become our Delaware parent holding company through the proposed merger of Surge with and into Superus, which we have determined, at least temporarily, not to proceed with.

             In January 2000, Surge formed Mail Acquisition Corp., a Delaware corporation. On November 16, 2000, MailEncrypt.com, Inc., a California-based infrastructure application service provider offering Web-based encrypted e-mail solutions, was merged with and into Mail Acquisition, which changed its name to MailEncrypt, Inc. upon completion of this merger. However, unless, among other conditions, shareholder approval is obtained on or before July 1, 2001 to approve the conversion into Surge common stock of the Series B preferred stock issued to the former stockholders of MailEncrypt.com in the merger, the transaction is subject to being unwound. Accordingly, MailEncrypt's financial position and results of operations are not included in our financial statements.

             In January 2000, Surge formed GDIS Acquisition Corp., a Delaware corporation, to acquire the assets of Global DataTel, Inc. Our transaction with Global was never consummated. On November 20, 2000, Surge changed the name of GDIS to SolaWorks, Inc. SolaWorks is a development stage infrastructure application service provider of integrated Internet business solutions. We are currently focusing our Internet efforts on MailEncrypt and SolaWorks is currently inactive and will remain so until adequate funds are available for its operations, if ever.

             Surge's and Challenge's principal executive offices are currently located at 1016 Grand Boulevard, Deer Park, New York 11729; and its telephone number is (631) 595-1818. Superus' principal offices are currently located at One Embarcadero Center, San Francisco, California 94111; and its telephone number is (415) 956-8300.

Business of Our Company

             Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. Surge's products are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and smoke detectors. Surge's products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of Surge's product lines.

             Surge's products are manufactured predominantly in Asia by approximately thirteen independent manufacturers. Surge does not have any binding long-term supply, distribution or franchise agreements with its distributors. Surge acts as the exclusive sales agent through independent sales representative organizations in North America for many of its manufacturers pursuant to oral agreements. In addition, in December 2000, Surge launched a joint-venture limited liability company with Lelon Electronics Corporation, a Taiwan corporation, whereby the joint venture will act as sales and marketing agent in North America for all Lelon products utilizing Surge's existing organization and resources.

             Challenge engages in the electronic components and products broker distribution business. Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge purchases these components and products in the open market on the best available terms and generally keeps small inventories. Challenge's revenues are principally derived from the mark-up on the sale of these products. During the latter part of 1999, Challenge began selling new product lines which required maintaining higher inventory levels for these speaker, fan and buzzer products. Net sales of these product lines were approximately $2 million in Fiscal 2000, which ended on November 30, 2000, and Challenge expects an increase in sales of these new product lines in the current year. Challenge has added sales representative organizations throughout the United States, as well as some distributors, to help develop this new line of business. Challenge has its own sales representatives, but generally shares management and facilities with Surge.

             We have achieved increasing levels of consolidated net sales during the last two years from approximately $8,728,000 in Fiscal 1998, which ended on November 30, 1998, increasing to $12,147,000 in Fiscal 1999, which ended on November 30,

1999, and to a record of $36,555,000 in Fiscal 2000. Our growth was attributable primarily to increased sales to new customers, as a result of our investment in an increased sales force. In addition, our existing customers are buying additional product lines. The net sales for Challenge increased by $22,652,000 in Fiscal 2000 to $27,323,000 when compared to Fiscal 1999. This increase was primarily attributable to the economic effect of the shortage of certain electronic components during Fiscal 2000 in the market in which Challenge primarily operates. Challenge expects to see a significant decline in sales for at least the first half of Fiscal 2001, which ends on November 30, 2001, due to a slowdown in manufacturing among certain of Challenge's customers, such as computer, telecommunications and phone manufacturers. This is expected to adversely affect sales and profits until demand for these particular products exceeds supply which may or may not occur in fiscal 2001 or thereafter.

             The electronics and semiconductor industries have been characterized by intense price cutting which could materially adversely affect our future operating results. Due to our limited financial resources, anticipated expenses and the highly competitive environment in which we operate, there can be no assurance that our current rate of revenue growth will continue in the future or that our future operations will remain profitable.

             In addition, our substantial increases in revenues and profitability of our electronic components business have been offset by the expenses incurred by the termination of our proposed acquisition of the assets of Global, our financial consulting fees, the operating expenses of our new MailEncrypt subsidiary, in paying the overhead costs of Superus, as well as our interest expense. Although we had a net loss of approximately $11,370,000 in Fiscal 2000, we had income from operations of in excess of $2.1 million in Fiscal 2000, excluding non-recurring expenses relating to the terminated acquisition of the assets of Global, financial consulting fees and loan write offs. We expect a reduction of revenues, at least for the first half of Fiscal 2001. We expect to continue to incur significant start-up expenditures and continued research and development on behalf of MailEncrypt and Superus. It is expected that we will need to seek third party financing and/or lend additional funds for these start-up expenditures since we are not continuing to achieve nearly the same level of income from operations during Fiscal 2001 to support such expenditures. In view of each of the foregoing factors, there can be no assurance that we may be able to achieve profitability.

             In the past few years, we expanded our operations through the opening of additional sales/stocking offices, the expansion of our headquarters office and warehouse facility and the increase of our inventories. In April 2001, we intend to relocate Surge's and Challenge's office and warehouse facilities to a new location in the same local area as their present facility and increase the total square footage for their facility from approximately 7,500 square feet to approximately 23,000 square feet. In order for us to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

             We may also seek to expand our operations through acquisitions. We may acquire all or a portion of existing companies in businesses which we believe are compatible with the electronics components business including, but not limited to, our competitors. Any decision to make an acquisition will be based upon a variety of factors, including, among others, the purchase price and other financial terms of the transaction, the business prospects of the target company and the extent to which any acquisition would enhance our prospects. To the extent that we may finance an acquisition with cash and/or equity securities, any such issuance of equity securities would result in dilution to the interests of our shareholders. Additionally, to the extent that we, or the acquisition or merger candidate itself, issue debt securities in connection with an acquisition, we may be subject to risks associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. We presently have no plans, agreements, understandings or arrangements for any acquisitions.

Industry Background

             The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and resistors), and electro mechanical, interconnect and computer products. Surge focuses its efforts on the distribution of capacitors and discrete components, a small subset of the electronic components market.

             The electronics industry has been characterized by intense price cutting and rapid technological changes and development which could materially adversely affect our future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of our products, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components including our products. Accordingly, any downturn in the electronics industry in general, could adversely affect our business and results of operations.

             There are forces of change affecting the wholesale distribution industry, including the electronics industry. Those forces of change, as described in the 1998 Arthur Andersen report entitled "Facing the Forces of Change" (published by Distribution Research and Education Foundation, Washington, D.C.), include electronic commerce, supply chain integration, strategic alliances and globalization. We are addressing these dynamics as part of our strategy for the next several years.

             In addition, the business of MailEncrypt is Internet related. The Internet industry is categorized as rapidly developing and changing. Moreover, the technology industry as a whole, and Internet companies in particular, tend to be extremely sensitive to the economy and fluctuating interest rates, which is currently in a general downturn.

Products

             Surge supplies a wide variety of electronic components bearing our private "Surge" label which can be broadly divided into two categories --capacitors and discrete components. For Fiscal 2000, capacitors accounted for approximately 85% of Surge's sales. For Fiscal 1999, capacitors accounted for 79% in Surge's sales. Discrete components accounted for Surge's remaining sales in Fiscal 2000 and Fiscal 1999. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by Surge under the Surge name or brokered by Challenge are set forth below.

Capacitors

             A capacitor is an electrical energy storage device used in the electronics industry for varied applications, principally as elements of resonant circuits, in coupling and bypass applications, blockage of DC current, as frequency determining and timing elements, as filters and delay-line components, and in voltage transient suppression (circuit protection devices).

             Our product line of capacitors includes:

             o Aluminum Electrolytic Capacitors. These capacitors, which are Surge's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. Our supplier has one of the largest facilities for these products in Taiwan. This facility is fully certified for the International Quality Standard ISO 9001, which means that it meets certain stringent requirements established in Europe and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information and to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This certification permits us to monitor quality control/manufacturing process information and to respond to any customer questions.

             o Ceramic Capacitors. These capacitors are the least expensive and are widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost products including computer, telecom, appliances, games and toys.

             o Mylar Film Capacitors. These capacitors are frequently used for noise suppression and filtering. They are commonly used in telecommunication and computer products. Surge's supplier in Taiwan has a facility fully certified for the International Quality Standard ISO 9002.

Discrete Components

             Discrete components, such as semiconductor rectifiers, transistors and diodes, are packaged individually to perform a single or limited function, in contrast to integrated circuits, such as microprocessors and other "chips," which contain from a few diodes to as many as several million diodes and other elements in a single package, and are usually designed to perform complex tasks. Surge almost exclusively distributes discrete, low power semiconductor components rather than integrated circuits.

             Rectifiers. Low power semiconductor rectifiers are devices that convert alternating current, or AC power, into one directional current, or DC power, by permitting current to flow in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. Surge sells a wide variety of rectifiers, including:

             o Schottky barrier rectifiers, a high speed rectifier which utilizes a metal to silicon barrier;

             o   super-fast rectifiers;

             o   ultra-fast/high efficiency rectifiers;

             o fast recovery rectifiers, the time within which the current recovers from spikes of voltage or current;

             o fast recovery glass passivated rectifiers, a chip coated with a glass material to protect the component from thermal stress in a circuit;

             o silicon rectifiers, which utilize silicon rectifying cells designed to withstand large currents and high voltages;

             o   soft recovery/fast switching rectifiers;

             o   high voltage rectifiers;

             o   bridge rectifiers, which connect multiple circuits in parallel;

             o flat pack surface mount rectifiers, chip style used in miniaturization;

             o self packaged surface mount rectifiers, chip style without leads and used in miniaturization; and

             o   auto rectifiers.

Surge's main rectifier supplier has QS 9000 automotive certification, giving us an opportunity to market our products to the automotive industry.

             Transistors. Transistors send a signal to the circuit for transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. Surge sells many types of ISO 9002 transistors, including:

             o   small signal transistors, designed for lower levels of current;

             o power transistors, designed for large currents to safely dissipate large amounts of power;

             o   lead mounted transistors; and

             o   surface mounted transistors.

             Diodes. Diodes are two-lead or surface mount components that allow electric current to flow in only one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold include:

             o   zener diodes, a silicon diode used as a voltage regulator;

             o   high speed switching diodes;

             o   and rectifiers, the most popular type of diode.

Other Products Available

             We manufacture and/or distribute other electronic components, such as:

             o Circuit Protection Devices. Our circuit protection devices include transient voltage suppressors and metal oxide varistors, which protect circuits against switching, lightning surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors which are more economically priced and are used in consumer products.

             o Audible Signaling Components. These include audible transducers and Piezo buzzers which produce an audible sound for, and are used in back-up power supplies for, computers, alarms, appliances, smoke detectors, automobiles, telephones and other products which produce sounds. These products have been used much more frequently in place of conventional speaker types. Surge has initiated marketing relationships with certain Asian manufacturers of audible components to sell these products worldwide.

             o New Products. We periodically introduce new discrete semiconductor components and capacitors which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other of our products and will further provide a one-stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. We are currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. We are also marketing multilayer ceramic capacitors widely used in computers and telecommunications applications for filtering.

Inventory

             Our products have been historically stable in price and have not been very susceptible to obsolescence as are many other electronic components. In order to obtain the best available price from our suppliers, we will typically waive the right to obtain refunds if prices are subsequently lowered prior to our sale of the products, as well as the right to return inventory to manufacturers. We generally try to pass these savings on to our customers. We plan to implement a bar code system to improve the efficiency of its inventory control. A bar code system would enable us to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received, control levels of inventory on hand and create customer invoices based on shipments made to them.

             In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. Our inventory currently contains more than 50 million component units consisting of more than 3,000 different part numbers. Although the number of components and products will continue to increase as we continue to increase our inventories, we plan to generally maintain a two to four month inventory. Our products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. In both Fiscal 2000 and Fiscal 1999, the average per component sales price of the products sold by us was approximately $.07. As of November 30, 2000, Surge and Challenge maintained an inventory valued at $3,017,000. Our inventories at November 30, 1999 were valued at $1,442,000.

             As a result of our strategic inventory purchasing policies, under which we obtain preferential pricing, we waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected.

             Challenge is in the broker distribution business and fills orders from customers which need electronic components and products that are not readily available from their suppliers. Throughout Fiscal 2000, there was a shortage of electronics products in the United States markets. The shortage of electronics products resulted in increased business among broker distributors. An increase in Challenge's broker distribution business is reflected in the increase in net sales from approximately $2,923,000 in Fiscal 1998 to $4,671,000 in Fiscal 1999 and to $27,323,000 in Fiscal 2000. Challenge currently maintains larger inventories. Challenge has obtained and is seeking to obtain additional product rights to certain brand name product lines and establish direct relationships with those manufacturers.

             Although Challenge cannot be certain, it believes that the broker distribution business will continue to change and that many of such businesses will have difficulties surviving if they have insufficient resources to compete with the factory direct distributors. In furtherance of this belief, Challenge began to develop in late 1999, an audible product division of speakers, fans and buzzers manufactured in Asia sold under the Challenge name. Sales of these new product lines totaled approximately $2 million in Fiscal 2000 and are expected to increase in the current fiscal year.

Product Availability

             Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products domestically. However, in Fiscal 2000, Challenge purchased approximately 25% of its products overseas as a result of the shortages domestically and Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2000, those foreign manufactured products were supplied from manufacturers in Taiwan (14%), Hong Kong (6%), elsewhere in Asia (6%) and overseas outside of Asia (12%). Surge purchases its products from approximately fifteen different manufacturers, for many of which we act as exclusive sales agent in North America. While these manufacturers are often the leading suppliers for OEMs, especially in the consumer market which is extremely price sensitive, they are typically not the largest manufacturers for these products. Management believes, however, that these manufacturers usually offer lower prices and quicker response times than some of the largest manufacturers.

             In December 2000, Surge launched a joint-venture limited liability company with Lelon Electronics Corporation, a Taiwan corporation, whereby the joint venture will act as sales and marketing agent in North America for all Lelon products. Lelon, in business since 1976 and publicly-traded in Taiwan, is a world-class manufacturer of aluminum electrolytic capacitors and has been supplying products to Surge for over ten years on a master distributor basis. The newly formed company is operating under the name of Surge/Lelon, LLP and is intended to manufacture, market, and sell a full range of product offerings in North America that are currently manufactured under the Lelon name. As a result of the synergies created by Surge/Lelon, we anticipate substantially increasing the addressable market and breadth of our product offerings, and also sharing in revenue from all North American sales with Lelon and also from all North American joint-venture sales. Lelon's products are used by Fortune 1000 companies, such as Phillips Electronics, Thomson Electronics, Sony Corporation and other security, computer, communications, and appliance manufacturers. Surge/Lelon LLP is operating from our existing location in Deer Park, NY, and is headed by Ira Levy, Surge's President.

             Most of the facilities which manufacture products for Surge have obtained or have applied for the International Quality Standard ISO 9002 certification. We predominantly purchase our products in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. The products are manufactured to our order with the "Surge" logo and label. Surge is continually building relationships with suppliers and from time to time adds new suppliers when needed. Surge's relationships with many of its suppliers date back to the commencement of our import operations in 1983.

             We have established payment terms with our manufacturers including letters of credit and 60 day open account terms.

             We do not have any written long-term supply, distribution or franchise agreements with any of our manufacturers, other than Surge/Lelon LLP. We act as the exclusive sales agent in North America for many of our manufacturers, pursuant to oral agreements. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

             For Fiscal 2000, no supplier accounted for 10% or more of Surge's consolidated purchases. For Fiscal 1999, two suppliers accounted for over 33% of Surge's net purchases. These two suppliers are Lelon Electronics and Master Instrument New York Company, Inc. Purchases from Lelon in Fiscal 1999 were approximately $1.76 million, or 19.4% of our net purchases for the fiscal year. Purchases from Master Instrument in Fiscal 1999 were $1.29 million, or 14.5% of our net purchases for the fiscal year.

             We do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products are either readily available from one or more of our other suppliers or are available from various other sources at competitive prices. Nevertheless, the loss of, or a significant disruption in, the relationship with any of our major suppliers could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

                  The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. While we believe that because of our inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in components. However, should there be shortages in the future, such shortages could have an adverse effect upon our business.

Marketing and Sales

             Surge's sales efforts are directed towards OEM customers in numerous industries where our products have wide application. Surge currently employs eleven sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships. Our executive officers also devote a significant amount of time to developing and maintaining continuing relations with our key customers.

             We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2000, we had distribution arrangements with 25 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with our products. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

             Sales by the independent sales representative organization Win-Cor Electronics Sales Corp. in the New York metropolitan area represented 18% of Surge's sales in Fiscal 2000 and 15% in Fiscal 1999. Sales by CTCarlberg, a new sales representative for Arizona, New Mexico, El Paso, Texas and Juarez and Chihuahua, Mexico, accounted for 28% of Surge's sales for Fiscal 2000.

             We engage independent sales representative organizations in various regions throughout the United States for marketing to OEM customers and distributors. In August 1999, we replaced our West Coast Regional Sales Manager and at the same time, restructured our management so as to subdivide our former Midwest Regional Sales Manager's duties. We also subdivided the East Coast into Northeast and Southeast regions and hired a Southeast Regional Sales Manager in August 2000. We believe that such regional sales managers will ensure that Surge's sales activities function properly.

             We have initiated a formal national distribution program to attract more distributors to promote our products. We have appointed a National Distribution Manager to develop and manage this program. We expect this market segment to contribute significantly to our sales growth over time.

             Many OEMs require their suppliers to have a local presence and Surge's network of independent sales representatives are responsive to these needs. In this regard, in order to service the growing importance of the electronics community, during 1998, Surge opened a quality support/engineering location and a sales location in California. There are no current plans to open additional locations. In March 1999, Surge opened a marketing office in Taiwan. This office provides marketing and customer service for the Asian market. The cost and related expenses of this office have been minimal since Surge is utilizing the same office space used by one of its supplier management groups. There are no current plans to open additional locations.

             Challenge will purchase any electronic products which a customer requires. It, therefore, directly markets its services to the entire electronics industry. However, Challenge's success has resulted primarily from its servicing and purchasing capabilities and its reputation of being able to obtain "hard to find" parts. Challenge's customers include several companies in the telecommunications, computers and power supply industries.

             Effective January 1, 2000, Challenge entered into an oral one-year agreement which renewed a prior agreement to supply audible transducers for computer keyboards to Intel Corporation. This agreement has been renewed by Intel for 2001. There can be no assurance Challenge will continue to maintain any a relationship with Intel following the expiring of its current oral agreement.

             We utilize the services of the Progressive Marketing Corp., of Melville, New York, an unaffiliated marketing/public relations organization, which publicizes our achievements and helps us develop greater name recognition and positioning within the electronics industry. Progressive places announcements in trade journals concerning our new product introductions, hiring of key personnel, new sales organizations and representatives. Progressive's activities are in addition to the services performed by our financial and investor relations firm, Martin E. Janis & Company, Inc.

             Other marketing efforts include generation and distribution of our product catalogs and brochures and attendance at trade shows. We have produced an exhibit for display at electronics trade shows throughout the year. Our products will be exhibited at the electronic distribution show in Las Vegas, Nevada in May 2001 to continue our commitment and focus on the distribution segment of the industry.

Customers

             Our products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, smoke detectors, and household appliances industries. We request our distributors to provide point of sales reporting which enables us to gain knowledge of the breakdown of industries into which our products are sold. However, based on our sales to OEMs, we believe that no one industry accounted for a majority of the applications of the products sold in Fiscal 2000 or Fiscal 1999. For Fiscal 2000, one customer, Millennium Components, a company owned by a non-officer/director employee of Surge, accounted for 29% of Surge's consolidated net sales. For Fiscal 1999, three customers accounted for 39.6% of Surge's consolidated net sales:
Millennium Components accounted for 16.7%, Leviton Manufacturing Co. accounted for 11.5%, and Chamberlain Group Inc. accounted for 11.4%. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

             Typically, we do not maintain contracts with our customers and generally sell products pursuant to customer purchase orders. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, could have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business. In fact, during Fiscal 1999, Challenge lost a customer that had accounted for over 10% of its sales as a result of the customer curtailing its business operations. However, because of the increase in Challenge's sales volume in Fiscal 2000, the loss did not materially adversely affect our overall business. Because of our contracts and good working relationships with our distributors, we offer the OEMs, when purchasing through distributors, extended payment terms, just-in-time deliveries and one-stop shopping for many types of electronic products. By extending payment terms to these distributors we may absorb the financial risk that they will not pay us.

Competition

             We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition, in both our selling efforts and purchasing efforts, from the many companies that manufacture or distribute electronic components and semiconductors. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor and NIC. Our principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Microsemi Corp., Diodes, Inc. and Samsung. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

             Other factors that will affect our success in these markets include our continued ability to attract additional experienced marketing, sales and management talent, and our ability to expand our support, training and field service capabilities. Our motto is "never say no," as we offer same day fulfillment without minimum purchase order requirements or other limitations and generally maintain flexibility to ensure complete customer satisfaction. We believe that Challenge is able to compete effectively, in large part, because of its sourcing and purchasing capabilities and its knowledge of where "hard to find" parts can be obtained.

Management Information Systems

             We have made an investment in computer hardware and software. Our management information systems consultants are responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. As part of our MIS program, we plan to implement individual bar coding on most products and intend to implement a bar code system to improve the efficiency of our inventory control system. All sales personnel of Surge are equipped with computer terminals to assist in providing up-to-date reliable information to customers. Surge's purchasing department manages our inventory on a real time computer system offering the sales and accounting departments complete knowledge regarding inventory availability, income and expense levels, sales and product line information. Management also analyzes various reports, including product, profit, and sales trends using our computer system. We intend to continually evaluate and upgrade our IBM- compatible computer system as our requirements evolve. We are currently in the process of upgrading our software and hardware systems.

Customer Service

             We have two full-time customer service employees whose time is dedicated largely to respond to customer inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. We intend to increase our customer service capabilities.

Foreign Trade Regulation

             Most products sold by Surge are manufactured in Asia, including such countries as Taiwan, South Korea, Hong Kong, India, Japan and China. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, impositions of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

             From time to time, protectionist pressures have influenced United States trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional United States customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect such actions could have on our business, financial condition or results of operations.

             Our ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at the present time, there can be no assurance that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a material adverse impact on our business and results of operations.

Government Regulation

             Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act, are applicable to our company. We believe we are in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. We believe that the cost of compliance with such governmental regulations is not material.

Absence of Patents, Trademarks and Proprietary Information

             We have purchased the trademark "Superus" which was applied for by a third party and is still pending. We have applied for the trademark "MailEncrypt" and MailEncrypt has certain patent applications pending. We have no other patents, trademarks or copyrights pending or registered in the United States Patent and Trademark Office or in any state. We rely on the know-how, experience and capabilities of our management personnel. Therefore, without trademark and copyright protection, we have no protection from other parties offering similar products and services. We are also in the process of transferring the "eHola" trademark and related domain names to SolaWorks.

             Although we believe that our products do not and will not infringe patents or trademarks, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event our products infringe proprietary rights of others, we may be required to modify the design of our products, change the name of our products and/or obtain a license. There can be no assurance that we will be able to do any of these things in a timely manner, upon acceptable terms and conditions or at all. Our failure to do any of the foregoing could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.



Backlog

             As of November 30, 2000, our backlog was approximately $3,770,000, as compared with $3,699,000 at November 30, 1999. Substantially all backlog is shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

                  As of November 30, 2000, Surge and Challenge employed 26 persons, two of whom are employed in executive capacities, eight are engaged in sales, one in engineering, three in purchasing, four are engaged in administrative capacities, two are in customer service, two are in accounting and four are in warehousing. Twenty-five employees are employed full-time and one is employed part-time by Surge.

                  As of November 30, 2000, Superus employed one administrative person. Its Chief Executive Officer and Vice President are both employed by Surge.

                  None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Description of MailEncrypt's Business

General

             MailEncrypt.com, Inc. was incorporated in California on March 17, 1999. On November 16, 2000, MailEncrypt.com merged with and into our wholly-owned subsidiary which, upon such merger, changed its name to MailEncrypt, Inc. MailEncrypt's financial position and results of operations are not included in our financial statements until such time as shareholder approval is obtained to approve the conversion into common stock of the Series B preferred stock issued to the former MailEncrypt shareholders or the unwind provisions lapse. MailEncrypt is a development stage company which seeks to become a leading infrastructure ASP providing Web-based, encrypted e-mail solutions. MailEncrypt's proprietary platform uses 1,024 bit, military-strength encryption to provide a comprehensive, easy-to-use, reliable and scalable service, accessible from anywhere in the world where an Internet connection is available, to send and receive e-mail with virtually total security.

Industry Background

                  The Internet has emerged as one of today's most important and fastest growing tools for commerce and communications, both in the United States and abroad. Jupiter Communications estimates that at the end of 1998 there were over 77 million online users in the United States, and that by the end of 2002 this number will increase to over 131 million. E-mail, which has evolved from a simple personal messaging device to a powerful and cost-effective business tool, is one of the most popular Internet applications. Jupiter Communications projects that approximately 90 billion e-mail messages were sent in the United States in 1998. According to International Data Corporation, by 2002, approximately 7.9 billion e-mail messages will be sent every day in the United States alone. More significantly, the Wall Street Journal has projected that the number of e-mail mailboxes will more than double from their current levels to reach 555 million mailboxes by 2002.

                  International Data Corporation predicts outsourced security services will grow from $6.2 billion in 1999 to $14.8 billion in 2003. IDC further predicts the rapid growth of e- mail inboxes from 452 million in 2000 to 748 million in 2003. As an early entry in the international, Web-based, encrypted e-mail market, we believe MailEncrypt is well positioned to capture up to 0.25% of the entire number of e-mail inboxes by 2003, subject to the assumptions and risk factors set forth in this Form 10-KSB.

                  The rapid proliferation of e-mail has lead to the need for greater security to protect the privacy and integrity of the medium. Security concerns have accompanied the development of most Internet applications, but have been particularly pronounced with respect to e-mail. These concerns became a matter of widespread public attention in fall 1999 with the acknowledgments from, among others, a major e-mail hosting provider and a major e-mail service provider that serious breaches of security had exposed millions of personal and business e-mail accounts to public review. As public attention has been focused on the vulnerability of e-mail and a number of analysts have identified the need for secure e-mail technology to support the growth of e-business, a significant market has developed for companies like MailEncrypt that can offer virtually complete security to businesses and individuals who use e-mail to transmit documents and other information over the Internet.

The MailEncrypt Solution

                  MailEncrypt seeks to address the need for more secure e-mail communication by bringing state of the art cryptography technology to commercial e-mail, and by combining the two in an accessible, user-friendly platform. This platform, which is also fully scalable and can support a variety of commercial uses, provides authentication, integrity and privacy for e-mail, anywhere in the world where an Internet connection is available.

                  There are three primary bases of a lapse in e-mail security. The first relates to authentication, which may be compromised by purposeful impersonation techniques ranging from unauthorized use of another person's computer to the illicit use of another person's e-mail header. As a result of this type of impersonation, the recipient cannot be completely confident that an e-mail message actually emanated from the purported sender. The second relates to integrity. Specifically, at some point during the transmission of an e-mail, the content of the message itself may be tampered with, thus misrepresenting the sender and/or misleading the recipient. The third relates to privacy, which is breached if, at some point during the transmission of an e-mail, the content of the message, though undisturbed, is viewed by unintended recipients.

                  Cryptography, such as the 1,024 bit, military-strength e-mail encryption technology employed by MailEncrypt is the most effective way to ensure the authentication, integrity and privacy of e-mail. Through its reliance upon one of the industry's most respected existing public key encryption protocols, Open PGP (which is conversant with Pretty Good Privacy, also known as "PGP"), MailEncrypt is able to provide authentication through use of algorithm-based digital signatures which confirm that a particular message was actually sent by the purported sender and no one else. At the same time, MailEncrypt is able to provide both integrity and privacy through use of complex, algorithm-based public and private "keys" which ensure that it is virtually impossible for anyone other than the intended recipient to view, or tamper with, the contents of an e-mail.

                  In addition to utilizing a proven military-strength encryption protocol to provide authentication, integrity and privacy, MailEncrypt's service is web-based. There are several benefits to providing a web-based solution as opposed to a software-based e-mail service:

         o a web-based service allows e-mail users, who are increasingly busy and more transient than ever before, to access their e-mail via any Internet connection, even without their own computers and without any personal or customized software;
         o e-mail is substantially more prone to tampering when the application resides on in-house corporate servers, as would often be the case with software-based services; and
         o as evidenced by the financial success of, among others, e-mail hosting providers, businesses have demonstrated a general desire to outsource the administrative burdens and expense of e-mail, particularly highly specialized aspects such as security features.

                  MailEncrypt's revenue is expected to be comprised of user fees and service fees. The user fees will be comprised of initial set up fees and annual royalties based upon the number of users. Service fees will be comprised of consulting fees emanating from integration, private-labeling, advanced support and challenging implementations.

MailEncrypt Technology

                  Although e-mail encryption technology has existed for some time, it has not previously gained widespread acceptance because the public has only recently become aware of the need for greater e-mail security, and because the technology necessary to combine military-strength encryption with a user-friendly messaging service has not previously been exploited effectively in a commercial setting.

                  MailEncrypt has developed its service based in part on selected technologies developed by third parties and licensed by MailEncrypt under both exclusive and non-exclusive agreements with MailEncrypt's founders. MailEncrypt uses a proprietary "Diesel Engine" software platform, written in Diesel's server side scripting language, which utilizes OpenPGP. MailEncrypt has received an exclusive perpetual, royalty-free license to the web-based encrypted e-mail application of Diesel, and has agreed to a right of first refusal with Blueprint Networks, Inc., the owner of Diesel, to purchase either or both of the web-based encrypted e-mail application of Diesel and the Diesel Engine software platform.

                  This technology is well suited for commercial exploitation in the form of MailEncrypt's e-mail services because it can be utilized with virtually any version of any Internet browser, which significantly enhances the ease of use, accessibility and reliability of MailEncrypt's service. In addition, the technology can be used on Macintosh, Windows or Unix platforms, which further enhances the marketability of the services and expands the potential user base. Moreover, because the services are conversant with the existing PGP protocol, an individual can send encrypted e-mail to any existing PGP user, even to one who has not registered to use MailEncrypt's services.

Strategy

                  MailEncrypt's objective is to become the leading provider of web-based, encrypted e-mail. To achieve this objective, MailEncrypt intends to provide comprehensive, reliable e-mail services based upon a platform that MailEncrypt believes will become the industry standard. To penetrate the domestic and international markets quickly, MailEncrypt intends to market its services to selected businesses in target markets and to enter into both reselling arrangements and strategic relationships with leading companies.

                  Initially, MailEncrypt's primary target market consists of the legions of businesses that have a particular need, such as those arising out of fiduciary relationships or sensitive technology, to protect confidential information already sent in unprotected e-mails, or confidential information currently sent in more expensive mediums due to the security shortcomings of their current e-mail platforms. These businesses include those in the fields of law, medicine/healthcare, finance, accounting/auditing, insurance/underwriting, technology, and electronic commerce. To date, only a small portion of this market currently utilizes a truly secure e-mail platform.

                  As the use of web-based, encrypted e-mail becomes more ubiquitous in the workplace, MailEncrypt believes that individuals will demand the same technology for their personal use. Accordingly, following penetration of its services into the business market, MailEncrypt expects individual use of its web-based, encrypted e-mail services to grow exponentially through its anticipated distribution relationships with large e-mail providers.

                  MailEncrypt has focused its initial business development efforts on attracting large, high-profile corporate customers as the first users of its services. As a result of these efforts, MailEncrypt is now in the process of negotiating contracts for its initial corporate users, having launched its commercial service in early November 2000. On December 11, 2000, MailEncrypt announced that it signed its first agreement with idealab!, a leading creator and operator of Internet businesses formed in 1996 by Bill Gross, to provide it with Web-based, encrypted e-mail. Following the roll-out of its service offerings, MailEncrypt intends to negotiate beneficial reselling arrangements with selected entities with established distribution capabilities for security and information technology products.

                  MailEncrypt also intends to aggressively pursue strategic relationships with large e-mail providers, ISPs, portals and unified messaging vendors through which MailEncrypt will have access to millions of existing e-mail users. MailEncrypt believes that mutually beneficial strategic relationships with these types of entities are viable because they have expressed a willingness to capture the revenue associated with premium, secure e-mail service options for their customers.

                  MailEncrypt believes that these reselling relationships and premier strategic partnerships, if established, will enable MailEncrypt to grow its business very quickly with a correspondingly low cost of new user acquisition.

Competition

                  MailEncrypt is in the developing market for secured messaging, which is intensely competitive and rapidly changing. As a result of the nature of the Internet and the relatively recent evolution of secured messaging, this market is highly fragmented and uncertain. MailEncrypt's primary long-term competitors may not have entered the market yet. Competition could result in price reductions, changes in the way services are priced, reduced gross margin and loss of market share, any of which could materially adversely affect MailEncrypt's business. Many current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources.

                  Current competitors include, but are not limited to, IBM, Incrypt.com, Pop3now.com, Interbuz.com, Zixmail.com, Ziplip.com, Hushmail.com, Certifiedmail.com, Docspace.com, Postx.com, Interosa.com and Tumbleweed Software, Inc. In addition, ISP's, portals and others, including well-capitalized technology related companies, may elect in the future to offer encrypted, web-based e-mail services.

                  If one or more of MailEncrypt's competitors were to achieve leading positions in the industry or if they were to expand relationships with significantly larger companies through mergers, acquisitions or otherwise, MailEncrypt's business could be seriously harmed. In addition, potential competitors may bundle or incorporate the functionality of MailEncrypt's services into their services in a manner that adversely affects the demand for MailEncrypt's services.

                  At present, however, MailEncrypt believes that the services provided by its competitors are generally distinguishable from those expected to be provided by MailEncrypt because the competitive services frequently are:

        o not available from any computer which has an Internet connection, as they are largely software-based;
        o         not useable on any version of any browser;
        o         not useable on Macintosh and IBM-compatible computers alike;
        o         only useable by registered users of their particular service;
                  and
        o         not functionally equivalent.

                  The Internet industry is characterized by frequent introduction of new products and services, and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for future design, development and marketing of our products and services. The markets for Internet products and services are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. The failure of MailEncrypt to anticipate new product and service introductions by competitors and adopt its products and services to changing technology and evolving industry standards could have an adverse effect on our company.

Intellectual Property Rights

                  MailEncrypt's future success, if any, and ability to compete are substantially dependent upon its technology and intellectual property. While MailEncrypt relies on patent, copyright, trade secret and trademark law to protect its technology and intellectual property, we believe that factors such as the technological and creative skills of its personnel, new product and service developments, frequent product and service enhancements and reliable product and service maintenance are more essential to establishing and maintaining an intellectual property leadership position. MailEncrypt has patent applications pending with respect to URL encryption, message threading and signature verification.

                  MailEncrypt generally enters into confidentiality or license agreements with its employees, consultants and corporate partners. MailEncrypt intends to generally control access to and the distribution of its products, documentation and other proprietary information. Despite MailEncrypt's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products, services or technology. Policing unauthorized use of our proprietary information is difficult, and the steps MailEncrypt has taken might not prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

                  Substantial litigation regarding intellectual property rights exists in the technology industry. From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to MailEncrypt. MailEncrypt expects that it may be subject to infringement claims as the number of competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Although MailEncrypt has not been party to any litigation asserting claims that allege infringement of intellectual property rights, it is possible that MailEncrypt may be a party to litigation of this kind in the future. Any third party claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause service delays or require MailEncrypt to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to MailEncrypt, if at all. A successful claim of product infringement against MailEncrypt could harm the company's business, perhaps significantly.

Government Regulation

                  MailEncrypt has been advised by counsel that its service, being web-based as opposed to software-based, is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as encryption, including web-based encryption services, user privacy, Internet transaction taxation, pricing, content, copyrights, distribution and characteristics and quality of products and services. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to MailEncrypt's business or the application of existing laws and regulations to the Internet could harm its business.

Research and Development

                  MailEncrypt incurred in-process research and development expenditures of approximately $86,000 for the period from March 17, 1999 (Inception) to December 31, 1999 and approximately $390,000 for the year ended December 31, 2000. Management of MailEncrypt believes that investment in research and development is integral to its proprietary technology and its overall business strategy.

Employees

                  As of February 1, 2001, MailEncrypt had two full-time salaried employees, its founders, who perform a variety of general and administrative and operational functions, including software development. As of such date, MailEncrypt also employed one part-time independent contractor and has consulting relationships with other persons from time to time. MailEncrypt is not subject to any collective bargaining agreements and believes that its employee relations are good.

                  Competition for employees in this industry is intense and MailEncrypt's future success depends on its ability to attract, retain and motivate highly-skilled employees.

SolaWorks

Description of Business

                  We intend for SolaWorks to provide integrated Internet business solutions, including tools for commerce and communications, to small and medium sized businesses in Latin America. We anticipate that SolaWorks will utilize an open-source platform predicated upon an ASP model. SolaWorks has completed a pilot implementation in limited markets. However, as of the date of this Form 10-KSB, SolaWorks remains a development stage company. We have elected to focus our Internet-related efforts and resources on MailEncrypt, which we believe provides us with a greater and more immediate opportunity for increasing shareholder values. Accordingly, SolaWorks has suspended its activities. In the event that we determine that it is prudent to do so, and funding is then available on terms we deem appropriate, we will resume the development of SolaWorks.

                  SolaWorks intends to develop, when funded, an integrated set of groupware products, which will include, among other things, integrate e-mail, scheduling, calendaring, instant messaging and other applications that facilitate internal and external corporate communications. Though small and medium sized Latin American businesses are jumping on line at a rapid pace, they often lack the in-house resources to manage their information technology requirements. Providing the SolaWorks groupware solution as an outsourced ASP would help these companies reap the benefits of Internet communications at a low cost, with no need to hire in-house IT management, while also serving as a modular platform from which future intranet, ERP, CRM, and other solutions customized for small and medium-sized businesses in Latin America can be deployed.

SolaWorks Solutions

                  SolaWorks intends to develop and manage, when funded, Internet solutions, including tools for commerce and communications, for small and medium businesses in Latin America. These solutions will be distributed by SolaWorks certified solution providers and other third-party technology companies. SolaWorks expects to generate revenues by offering ASP solutions, integrated Internet products, and services, including consulting, training, and customer service. These solutions, products and services include:

         o ASP Solutions. When development is completed, all ASP solutions will be served from a top-tier United States data center offering the highest-quality, scaleable, network infrastructure. SolaWorks will maintain servers that house applications and related data, providing redundant systems, bandwidth management, system maintenance, and application upgrades. SolaWorks solutions will allow for customization to be offered to end-users.

         o Integrated Internet Products. When development is completed, select ASP solutions will be offered as stand-alone products or as an integrated package of software and/or hardware. SolaWorks solutions providers will resell these products to companies wishing to manage these applications in-house.

         o Services. Consulting, training and customer service will be provided to SolaWorks solution providers and end users for both the ASP and stand-alone product solutions. These services enable the solution providers to offer better service to their customers, the end-users, and help strengthen the reputation of SolaWorks in the marketplace.

                  SolaWorks' revenue is expected to be comprised of user fees and service fees. The user fees will be comprised of initial set up fees and monthly royalties based on the number of users. Service fees will be comprised of consulting, training and customer service fees emanating from solution provider certification, solution integration, private-labeling, advanced support, and challenging implementations.

SolaWorks Technology

                  SolaWorks solutions will be built using an open source platform and common Internet standards and protocols. Applications such as Linux and Apache, programming languages such as C++, Java, Perl and PHP, as well as HTML and XML may be used to create a scaleable, secure, reliable, open source platform on which to build integrated, modular Internet business solutions. These business solutions will leverage open source applications, and will also include proprietary applications that will be developed as needed.

                  This technology platform is well-suited for commercial exploitation in Latin America, because of the low cost of the technology, the ease of customization, and the fact that most solutions will be browser-based. Most SolaWorks solutions will be accessible through any Internet-enabled computer using any version of an Internet browser, which significantly enhances the ease of use, accessibility, and reliability of SolaWorks' solutions.

Internet Business Risks of Surge and Subsidiaries

         Our Internet success will depend on the sustainability of a global market for our products and services.

             We cannot be certain that a viable market for our Internet products and services will be sustainable. The recent broad economic slowdown has caused many of our potential Internet customers to significantly decrease their technology spending or cease doing business. If a viable and sustainable market for our Internet products and services does not develop and/or if we do not accurately predict trends in the market and respond to those trends by providing new products or services, our Internet operations may fail. Even if we develop new Internet products or services, there can be no guarantee that a market will exist for such products and services or that such products and services will adequately respond to market trends. If we invest resources to develop new Internet products and services for which a market does not develop, our business and operating results would be seriously harmed. Even if the market for our Internet products and services grows, it may not grow at an adequate rate, and we may not be able to differentiate our products and services from those of our competitors. If we are unable to differentiate our Internet products and services from those of our competitors, our revenues and operating margins may decline.

         Concerns about security of electronic commerce transactions and confidentiality of information on the Internet may reduce the overall Internet use and impede our growth.

                  A significant barrier to electronic commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurs. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in services. As a result, we may be required to expend capital and other resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

         Computer viruses may cause network systems to incur delays or interruptions and may adversely affect our business.

                  Computer viruses may cause network systems to incur delays or other service interruptions. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our network is highly publicized, its reputation could be materially damaged and our visitor traffic may decrease.

         We may become subject to burdensome government regulations and legal uncertainties which could adversely affect our business.

                  To date, governmental regulations have not materially restricted use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase the costs of doing business and prevent the Internet operations from delivering their products and services. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our solutions and limit the growth of our revenues.

                  In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues such as:

        o         sales and other taxes;
        o         user privacy;
        o         pricing controls;
        o         characteristics and quality of products and services;
        o         consumer protection;
        o         cross-border commerce;
        o         libel and defamation;
        o         copyright, trademark and patent infringement;
        o         pornography; and
        o other claims based on the nature and content of Internet materials.

         We may become subject to claims regarding foreign laws and regulations which may be expensive, time consuming and distracting.

                  Because we will have employees, property and business operations in the United States and Latin America, we will be subject to the laws and the court systems of many jurisdictions. We may become subject to claims based on violations of foreign laws. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. These factors could have a material adverse effect on our business, financial condition and operating results.

         Unauthorized use of our intellectual property by third parties may adversely affect our business.

                  We regard copyrights, service marks, trademarks, trade secrets and other intellectual property important to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

Item 2.  Description of Property.

             Surge leases its current executive offices and warehouse facility, located at 1016 Grand Boulevard, Deer Park, New York, 11729, at an annual rental of $79,472 during 1999 and $80,338 during 2000. The lessor is Great American Realty of Deer Park Co. ("Great American"), an entity owned equally by Surge's president, vice president and one of its directors, Mark Siegel. The facility consists of approximately 4,500 square feet of office space and 3,000 square feet of warehouse space. The lease expires on December 31, 2008, however, it will be terminated, without penalty, when the premises are vacated in April 2001.

                  In October 2000, Surge and Challenge each executed a new lease with Great American to relocate their executive offices and warehouse facility to 95 Jefryn Boulevard, Deer Park, New York 11729 in April 2001. The aggregate annual rental is $174,376 for Surge and Challenge under the leases which expire on September 30, 2010. Each lease is subject to a 3% annual increase. Each tenant will occupy approximately 11,625 square feet of office space and warehouse space.

                  Superus leases its executive offices at One Embarcadero Center, Suite 2040, San Francisco, California 94111. The lease was signed on March 27, 2000 and expires on June 30,

2005. The annual base rental is $344,610. The facility consists of 3,829 square feet and is leased from a non-affiliated entity. Surge has provided the landlord with a letter of credit and security in the amount of $344,604, renewable on a yearly basis. The dollar amount of this letter of credit decreases over time if the terms of the lease are honored.

                  MailEncrypt leases its executive offices at 12121 Wilshire Boulevard, Suite 208, Los Angeles, California 90025. The lease is for five years commencing on August 4, 2000. The annual rental is $7,450 increasing by $0.07 per square foot annually. The facility consists of 3,239 square feet and is leased from a non-affiliated entity. In accordance with the terms of the lease, MailEncrypt obtained an irrevocable standby letter of credit from a bank for a term of one year in the amount of $109,000 as a security deposit. The landlord is named as the beneficiary of such letter of credit.

Item 3.  Legal Proceedings.

                  In December 2000, an arbitration claim venued in Mexico was instituted, naming Superus Holdings as co-respondent with Global, to an action asserted by Distribudora Integral de Sistemas, S.A. de C.V. and Sistemas Estrategicos Empresariales, S.A. de C.V. The action alleges primarily that Global failed to consummate an agreement to acquire the claimant's company. In December 2000, an arbitration claim venued in Mexico was instituted, naming Superus Holdings as co-respondent with Global, to an action asserted by Distribudora Integral de Sistemas, S.A. de C.V. and Sistemas Estrategicos Empresariales, S.A. de C.V. The action alleges primarily that Global failed to consummate an agreement to acquire the claimant's company. The action alleges damages of $10 million which is unsubstantiated. Superus has retained Mexican counsel. Now that the Global acquisition has been terminated, Superus will attempt to be dismissed from such action. In any event, we believe that we have a meritorious defense to this action. As a result of this arbitration, we have advised Global that they are in breach of their termination agreement with us, and we have called the outstanding $1.25 million note of Global still held by Surge. We do not believe that Global has the assets or funds to pay the note and, therefore, we have provided a 100% reserve for this note.

                  On September 8, 2000, the U.S. Attorney's Office issued a subpoena to Surge and certain of its officers relating to Global and certain other persons/entities affiliated with Global. The subpoena requested documents and testimony before a grand jury in the U.S. District Court of New Jersey. Surge has complied in all respects with such subpoena, has produced voluminous documentation, and cooperated in every respect with their investigation. Certain officers of Surge have given testimony pursuant to the subpoena, on a confidential basis but have not been required to appear before the grand jury. Since such time, Surge has not heard from the U.S. Attorney's Office or any other investigators relating to such action, and believes that said investigation is over insofar as it related to Surge.

                  We have received several letters from Noteholders and/or an attorney claiming to represent an aggregate of 15 investors in our private placement of 12% convertible promissory notes conducted between December 1999 and March 2000, demanding payment in cash of $475,000 aggregate principal amount of investors' notes, as of March 13, 2001. These investors have asserted that we had not received shareholder approval of the conversion of their notes and that the notes were in default. We believe that we did obtain shareholder approval for the issuance of the conversion shares, and that the terms of the notes provided for automatic conversion of the debt evidenced by such Notes into shares of Surge common stock on or before December 31, 2000 at $2.50 per share. We have denied any liability to these investors, other than the obligation to deliver to the investors their conversion shares and interest shares. We have issued approximately 35% of the conversion shares to each of the noteholders, including these 15 investors. We intend to deliver the balance of the conversion shares as soon as possible following our obtaining shareholder approval for the issuance of the remaining conversion shares in accordance with Nasdaq's Marketplace Rules.

                  Neither MailEncrypt nor SolaWorks is aware of any pending legal proceedings against them that, individually or in the aggregate, would have a material adverse effect on their business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

                  A special meeting of Surge shareholders was held on September 26, 2000. The shareholder meeting was adjourned, in part, to October 17, 2000. A number of proposals were presented to the Surge shareholders for their approval at this shareholder meeting. These matters and the results of the shareholder votes are set forth below.

         o The proposal to approve the recapitalization of Surge into Superus Holdings, Inc. was approved by the Surge shareholders (including the holders of the 239,000 shares of Surge's Nonvoting Redeemable Convertible Series A Preferred Stock which, in accordance with the terms of the Series A Preferred Stock and New York law, voted on this recapitalization proposal only), as shown by the following vote totals:

                  Vote                      Number of Votes Cast
                  ----                      --------------------
                  For                                3,512,676
                  Against                               55,209
                  Abstain                                4,058

        o The proposal to approve the Asset Purchase Agreement, dated December 8, 1999, among Surge Components, Inc., Global DataTel, Inc. and GDIS Acquisition Corp., was approved by the Surge shareholders as shown by the following vote totals:

                  Vote                      Number of Votes Cast
                  ----                      --------------------
                  For                                1,817,101
                  Against                                5,080
                  Abstain                                  400

         o The proposal to approve the Merger Agreement and Plan of Reorganization, dated as of February 16, 2000, among MailEncrypt.com Inc., the MailEncrypt.com stockholders, Mail Acquisition Corporation and Surge, was approved by the Surge shareholders as shown by the following vote totals:

                  Vote                      Number of Votes Cast
                  ----                      --------------------
                  For                                1,817,301
                  Against                                5,080
                  Abstain                                  200

         o The proposal to approve, on a non-binding basis, the ratification of the adoption of the Superus 2000 Stock Incentive Plan was approved by the Surge shareholders as shown by the following vote totals:

                  Vote                      Number of Votes Cast
                  ----                      --------------------
                  For                                1,789,572
                  Against                               33,009
                  Abstain                                    0

         o The proposal to ratify the acceleration of the exercisability of Superus options granted to specified members of Surge management under the Superus 2000 Stock Incentive Plan was approved as shown by the following vote totals:

                  Vote                      Number of Votes Cast
                  ----                      --------------------
                  For                                1,789,022
                  Against                               33,559
                  Abstain                                    0

         o The Surge shareholders elected Ira Levy, Mario Habib and Adam Epstein as directors of Superus as shown by the following vote totals:

                  Name of Nominee           Votes For            Votes Withheld
                  ---------------           ---------            --------------
                  Ira Levy                  1,816,872                 5,709
                  Adam Epstein              1,817,101                 5,480
                  Mario Habib               1,816,872                 5,709

         o The proposal to ratify the appointment of Seligson & Giannattasio, LLP as Surge's independent auditors for the fiscal years ended November 30, 1999 and 1998 was approved as shown by the following vote totals:

                  Vote                      Number of Votes Cast
                  ----                      --------------------
                  For                                1,821,001
                  Against                                1,000
                  Abstain                                  580


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

                  Our common stock is traded on the Nasdaq SmallCap Market under the symbol "SPRS." Through February 23, 2000, our securities traded on the Nasdaq SmallCap Market under the symbol "SRGE." Our common stock is also listed on the Boston Stock Exchange under the symbol "SRD."

                  The following table sets forth the range of high and low sales prices for our common stock for the periods indicated as derived from reports furnished by The Nasdaq Stock Market. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions.

                                                  High                 Low
                                                  ----                 ---
Fiscal 1999:
-----------
Quarter Ended February 28, 1999                   3-1/2                 15/32
Quarter Ended May 31, 1999                        5-27/32             1-3/8
Quarter Ended August 31, 1999                     3-1/8               2-3/4
Quarter Ended November 30, 1999                   2-3/8               1-1/8

Fiscal 2000:
-----------
Quarter Ended February 29, 2000                   8-3/16              1-3/4
Quarter Ended May 31, 2000                       10-3/8               3
Quarter Ended August 31, 2000                     6-7/16              3-1/16
Quarter Ended November 30, 2000                   4-7/8               1-3/4

Fiscal 2001:
-----------
Quarter Ended February 28, 2001                   3-3/16              1-5/16


                  On March 14, 2001, the closing price of our common stock as reported by the Nasdaq SmallCap Market system was $1.59.

                  As of February 16, 2001, we had 291 holders of record of our common stock. Based upon information supplied to us by our transfer agent, we reasonably estimate that we have in excess of 2,200 beneficial owners of our common stock.

                  As of February 16, 2001, we had 6,990,738 shares of our common stock outstanding; an aggregate of 1,821,395 shares of our common stock shall be issued to the former shareholders of MailEncrypt upon conversion of Series B Convertible preferred stock; 700,000 shares of our common stock are issuable upon conversion of Series C preferred stock; and, an aggregate of 1,808,542 shares of Surge's common stock are to be issued and delivered to complete the conversion of $7 million in aggregate principal amount of Surge promissory notes, plus approximately an additional 407,185 shares of Surge common stock in payment of accrued interest on such notes. We have issued, to date, 991,462 shares of Surge common stock to the holders of these promissory notes and intend to seek shareholder authorization for the issuance of the remaining aggregate 2,215,727 shares to complete the conversion of the principal and interest on these notes.

Dividends and Dividend Policy

                  We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In addition, unless the Series B and C preferred stock is converted into common stock, we are required to give preference in any declaration and payment of dividends to the Series B and C preferred stock. Series C preferred stock requires an annual dividend payment of $.50 per share, or $35,000 in the aggregate.

         Recent Sales of Unregistered Securities

                  The information set forth below is a list of all our sales and issuances of our equity securities occurring during our fiscal year ended November 30, 2000 which we have not otherwise disclosed in any of our Quarterly Reports on Form 10-QSB.

                  Between November 2000 and January 2001, Surge sold $513,448 in principal amount of 12% convertible promissory notes to two accredited investors. These notes were sold at par. The amount sold includes the exchange of $238,374 of prior debt, plus accrued interest on such prior debt of $23,043, received in connection with an over-subscription to our $7 million private placement of December 1999 through March 2000. Such over-subscription amount was loaned to Surge outside of such private placement. These two notes are convertible into Surge common stock at $2.56 per share at the option of the noteholders. We paid $25,600 in sales commissions to a broker-dealer involved in the sale of one of such notes. Surge believes that this transaction was exempt from registration under the exemption provided pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering, based on the knowledge, sophistication and net worth of the note purchasers, as well as exemption from registration under Regulation D under the Securities Act.

                  On November 16, 2000, Surge designated and issued 182,140 shares of Series B preferred stock to five shareholders of MailEncrypt.com, one of whom was Adam Epstein, our Chairman of the Board, in connection with the MailEncrypt Merger. This issuance of shares was made pursuant to the MailEncrypt Merger and Surge received as consideration for the Series B preferred stock, all of the outstanding shares of MailEncrypt.com. The Series B preferred stock is convertible into 1,821,395 shares of common stock following stockholder approval for no additional consideration. The former MailEncrypt stockholders have the right to unwind the MailEncrypt Merger and purchase MailEncrypt solely for their shares of Series B preferred stock.

                  We paid a finder's fee to Morgan Stanley Dean Witter & Company of 100,000 shares of common stock in connection with this transaction. We believe that this transaction was exempt from registration under the exemption provided pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering, based on the limited number of MailEncrypt shareholders, the relationship of the MailEncrypt shareholders to Surge and the information provided to the shareholders by Surge.

                  On November 24, 2000, Surge issued 900,000 shares of Common Stock, 70,000 shares of Series C Preferred Stock and 2,000,000 common share purchase warrants to Equilink and/or its assignees. The Series C preferred stock is convertible into 700,000 shares of common stock following stockholder approval for no additional consideration. The warrants are exercisable for five years at a purchase price of $3.00 per share. These securities were issued in satisfaction of out of pocket and other disbursements of Equilink expended on behalf of Surge in satisfaction of past services and investment banking/consulting fees. We believe that this transaction was exempt from registration under the exemption provided pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering based on the limited number of recipients of the Securities, the sophistication and net worth of the same, and the relationship between Equilink and Surge and the information provided to the investors.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Fiscal Year Ended November 30, 2000 as Compared to Fiscal Year Ended November 30, 1999

                  Consolidated net sales for Fiscal 2000 increased by $24,408,000, or 201%, to $36,555,000, as compared to consolidated net sales of $12,147,000 for Fiscal 1999. Net sales for Surge without Challenge increased by $1,756,000, or 23%, when compared to Fiscal 1999 results. Surge's growth was attributable primarily to increased sales volumes with new customers, as a result of our investment in an increased sales force. In addition, our existing customers are buying additional product lines. The net sales for Challenge increased by $22,652,000, or 485%, when compared to Fiscal 1999.

                  The sales growth for Challenge was primarily attributable to the economic effect of the shortage of certain electronic components during Fiscal 2000 in the broker distributor market in which Challenge primarily operates. This shortage resulted in a higher demand for electronic products in the broker market. The Challenge broker division expects to see a decline in sales for at least the first half of Fiscal 2001 due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. Any future improvements in profitability will be based on future demand and supply of Challenge's product mix. There can be no assurance that once demand for these products catches up with the supply, Challenge will be able to attain the sales levels experienced during Fiscal 2000. However, Challenge started an audible division in Fiscal 1999, which resulted in approximately $2 million of sales in Fiscal 2000. Challenge expects this division's sales of speakers, fans and buzzers to increase substantially in Fiscal 2001 from Fiscal 2000. Our substantial increases in revenues, and gross profits as described below, from our electronic components business were offset by the costs associated with the termination of our proposed acquisition of Global, financial consulting fees, interest on convertible debt and the costs of acquiring MailEncrypt.

                  Our gross profit for Fiscal 2000 increased by approximately $6,605,000, or 215%, to $9,684,000, as compared to $3,079,000 for Fiscal 1999.
Gross margin as a percentage of net
sales increased from 25.3% in Fiscal 1999 to 26.5% in Fiscal 2000. The gross profit for Fiscal 2000 and Fiscal 1999 were $2,245,000 and $1,904,000 for Surge and $7,439,000 and $1,174,000 for Challenge. The increase in our gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of the economic effect of the shortage of electronic components in Challenge's broker distributor market. Also, Surge is making its operations more efficient by reducing inventory acquisition costs and has instituted a policy of increasing direct shipments to its customers' factories overseas. This has resulted in a substantial reduction of import related fees. The increase in gross profit was partially offset by our writing down a portion of our inventories to its realizable value.

                  General and administrative expenses for Fiscal 2000 increased by approximately $3,414,000, or 161%, to $5,535,000, as compared to $2,121,000 for Fiscal 1999. The increase is primarily due to performance and annual bonuses to employees which increased by approximately $1,070,000 and the expense related to options issued to our consultants which increased by approximately $186,000. We also hired additional personnel in the latter part of 1999. Superus incurred approximately $1,085,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees. Superus had no revenues in Fiscal 2000.

                  Selling and shipping expenses for Fiscal 2000 increased by approximately $922,000, or 89%, to $1,953,000, as compared to $1,031,000 for
Fiscal 1999. This increase is primarily due to the increased sales commissions resulting from the increase in sales for the year, as well as an increase in selling related travel and entertainment incurred primarily by Challenge. We are committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows. Superus incurred approximately $114,000 in selling related expenses.

                  Financial consulting fees and expenses in Fiscal 2000 were approximately $5,351,000, based on the fair market value of the securities received by the investment banker. As further discussed in "Liquidity and Capital Resources" below, these fees were incurred based on an agreement with our investment banker for past and future services and expenses.

                  Our loss on the termination of the Global acquisition in Fiscal 2000 totaled approximately $6,028,000. In November 2000, we terminated the Global acquisition transaction. As a result, $3,250,000 of the indebtedness and accrued interest was discharged. We have provided a reserve for the full amount of the remaining indebtedness to us from Global of $1,250,000 and accrued a loss contingency for the full $500,000 of the Global loans guaranteed by us, in both cases due to the uncertainty of repayment. Other professional fees and acquisition related costs have also been included.

                  Provisions for bad debts increased by approximately $939,000. This increase relates primarily to our providing for a 100% reserve relating to our $933,000 of loans including accrued interest to MailEncrypt.

                  The Company incurred a loss from operations of approximately $10,122,000 for Fiscal 2000, as compared to a loss of $73,000 in Fiscal 1999. However, exclusive of the above-described financial consulting fees, loss incurred on the termination of the Global acquisition and loan write-offs relating to MailEncrypt we would have had adjusted income from operations of approximately $2,189,000 in Fiscal 2000.

                  Interest expense (including amortization of debt costs) for Fiscal 2000 increased by approximately $1,684,000, as compared to Fiscal 1999. This increase is primarily due to our incurring debt in the principal amount of $7 million as a result of our sale of 12% convertible promissory notes between December 1999 and March 2000.

                  Investment income increased by approximately $300,000 for Fiscal 2000 as compared to Fiscal 1999. This increase is primarily related to the interest on the notes receivable from Global DataTel, Inc and MailEncrypt.com, Inc. The interest on these notes were fully reserved for and written off in Fiscal 2000.

                  As a result of the above, the Company on a consolidated basis had a net loss of approximately $11,370,000 for Fiscal 2000, as compared to a net income of $85,000 for Fiscal 1999.

Fiscal Year Ended November 30, 1999 as Compared to Fiscal Year Ended November 30, 1998

                  Net sales for Surge and its subsidiary Challenge collectively for Fiscal 1999 increased by $3,419,376, or 39%, to $12,147,025, as compared to net sales of $8,727,649 for Fiscal 1998. The net sales for Surge without Challenge's sales increased by $1,688,634, or 29%, when compared to Fiscal 1998. This growth was attributable primarily to increased sales volumes as a result of Surge's investment in an increased sales force. In addition, Surge's existing customers purchased additional product lines.

                  Challenge's net sales increased by $1,748,760, or 60%, when compared to Fiscal 1998. This increase was primarily attributable to the economic effect of the shortage of electronic components in the broker distributor market in which Surge's subsidiary, Challenge, operates in the fourth quarter 1999. This shortage has resulted in a higher demand of electronic products in the broker market. There can be no assurance, however, that these improving conditions will continue in 2000.

                  Our gross profit for Fiscal 1999 increased by $1,081,174, or 54%, as compared to Fiscal 1998. The increase in our gross profit was a result of increased sales and higher profit margins. The higher margins were primarily a result of our making our operations more efficient by reducing inventory acquisition costs. We are making an effort to improve the efficiency of inventory management and have instituted a policy of increasing direct shipments to its customer's factories overseas. This has resulted in a substantial reduction of import related fees.

                  General and administrative expenses for Fiscal 1999 increased by $312,149, or 18%, as compared to Fiscal 1998. These increases are primarily due to costs associated with additional filings with the SEC and costs related to the terminated merger with Orbit Network, Inc.. Also, the increase is due to the hiring of additional staff such as office, purchasing and warehouse personnel.

                  Selling and shipping expenses for Fiscal 1999 increased by $156,482, or 18%, as compared to Fiscal 1998. These increases are primarily due to our commitment towards increasing sales and its related investment in additional salespeople during Fiscal 1999. We are committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet web site, literature, and participation in trade shows.

                  Interest expense for Fiscal 1999 decreased by $34,936, or 100%, as compared to Fiscal 1998. This decrease is due to Surge not purchasing through letters of credit and/or borrowing bankers acceptances. Surge intends to continue utilizing letters of credit and bankers acceptances on an as needed basis based on its cash needs.

                  Investment income for Fiscal 1999 decreased by $77,124, or 26%, as compared to Fiscal 1998. This decrease is primarily due to our use of previously invested funds in its operations.

                  As result of the foregoing, we had net loss from operations and net income of $(73,215) and $85,064, respectively, for Fiscal 1999, as compared to loss from operations and net income of $(681,594) and $(274,166), respectively, for Fiscal 1998.

Liquidity and Capital Resources

                  Working capital decreased by $2,353,000 during Fiscal 2000 from $5,677,000 at November 30, 1999, to $3,324,000, at November 30, 2000. This
decrease resulted primarily from our private placement of $7 million of 12% convertible promissory notes which were payable at December 31, 2000, a portion of which were subsequently converted into equity. Our current ratio decreased to 1.4:1 at November 30, 2000, as compared to 4.4:1 at November 30, 1999. This current ratio decrease also was the result of the $7 million of notes payable at November 30, 2000, which were not outstanding at November 30, 1999. Inventory turned almost twice as much in Fiscal 2000 as compared to Fiscal 1999. The average number of days to collect receivables decreased from 51 days to 26 days. This resulted primarily from an acceleration in terms on the additional sales from the shortage of electronic components in the broker distributor market. We believe that our working capital levels are adequate to meet our current operating requirements.

                  We have no existing lines of credit.

                  We continue to incur significant operating expenses. These expenses consist principally of payroll and marketing related charges, as well as expenses incurred by our Internet operations and by Superus. Our future profitability depends on maintaining increased sales levels. As a result of the current growth, Surge and Challenge will be moving their operations to larger quarters. Improvements to these facilities are currently in progress and we anticipate relocating in April 2001. We estimate the total cost of these improvements to be approximately $940,000. Amortization of leasehold improvements will commence when the new premises are occupied.

                  In March 1999, underwriters exercised a portion of their unit purchase options received during Surge's July 1996 public offering. In exchange for $8,736, the underwriters received 54,600 warrants. These warrants are identical to those issued in the public offering. In February and March 2000, underwriters exercised a portion of their unit purchase options to acquire 23,400 shares of Surge common stock, at $4.96 per share, and 3,600 warrants, at $.16 per warrant, for aggregate proceeds of $116,640.

                  From December 1, 1999 through November 30, 2000, stock options for an aggregate of 103,950 shares at an aggregate exercise price of $176,449 were exercised. In addition, in March 2000, 1,031 warrants were exercised for at an aggregate exercise price of $5,155.

                  During Fiscal 2000, we had net cash provided by operating activities of approximately $959,000 as compared to $978,000 used in operating activities in Fiscal 1999. The increase in cash provided by operating activities resulted from our significant increase in accrued expenses and taxes and accounts payable, offset, in part, by increases in accounts receivable, inventory and prepaid expenses.

                  We had net cash used in investing activities of approximately $5,301,000 for Fiscal 2000, as compared to $266,000 for Fiscal 1999. As discussed more fully below, we loaned an aggregate of $4,505,000 to Global and $875,000 to MailEncrypt, during Fiscal 2000.

                  We expect that our cash flow from operations will be sufficient to meet our current financial requirements over at least the next twelve months. However, it is expected that we will need to raise and/or lend additional funds for MailEncrypt's operations, including continued research and development, as well as overhead expenses for Superus since we are not continuing to achieve nearly the same level of income from operations during Fiscal 2001 to support such expenditures. Surge is currently focusing its Internet efforts on MailEncrypt. SolaWorks is not conducting active operations until adequate funds are available, if ever.

                  We had net cash provided by financing activities of approximately $7,088,000 for Fiscal 2000, as compared to $16,000 for Fiscal 1999. This increase was a result of $7 million of gross proceeds from our 12% note private placement, the proceeds from notes payable and the exercise of stock options and offset, in part, by loan costs. The net proceeds of the $7 million note offering of approximately $6,295,000 and the loan payable of approximately $238,000 were used primarily to lend money to fund the operations of Global in the amount of approximately $4,505,000 and to lend money to fund the operations of MailEncrypt in the amount of $875,000. This private placement was over-subscribed by approximately $238,000. An investor in the private placement agreed to loan us this over-subscribed amount with interest at 12% per annum, rather than accept a partial return of its subscription. The investor converted this loan into a convertible promissory note issued in our November 2000 private placement described in the following paragraph. As a result of the foregoing, we had a net increase in cash of $2,747,000 during Fiscal 2000, as compared to a net decrease of $1,228,000 for Fiscal 1999.

                  Between November 2000 and January 2001, we sold approximately $518,000 of new convertible promissory notes to two investors in a private placement. This amount included the conversion of $238,000 of prior debt, plus accrued interest of $24,000 from the investor in our $7 million offering whose over-subscription was loaned to us outside of such $7 million private placement. The aggregate principal amount of these notes bear interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until converted into equity or paid at maturity on December 31, 2001. These notes are convertible into common stock at $2.56 per share at the option of the noteholders. Further, during the near term, MailEncrypt expects to continue to borrow from Surge on a senior secured basis. Thereafter, any further borrowings to meet MailEncrypt's cash requirements are expected to be provided by third parties.

                  As of November 30, 2000, we had convertible debt in the amount of $7 million as a result of our private placement completed in March 2000. These notes accrued interest at the rate of 12% per annum, or approximately $840,000 per year. These notes were payable on or before December 31, 2000, unless converted earlier upon shareholder approval. Since shareholder approval was obtained at a Surge shareholder meeting held on September 26, 2000, as adjourned to and concluded on October 17, 2000, and the Global acquisition was subsequently terminated, the stated terms of these notes provided for automatic conversion into Surge common stock at $2.50 per conversion share.

                  On February 1, 2001, Nasdaq advised us that, in order to comply with Nasdaq's strict interpretation of its Marketplace Rules, we must limit the delivery of the conversion shares to no greater than 19.9% of the total number of shares of Surge common stock issued and outstanding at the time of the commencement of the $7 million note offering and seek additional shareholder approval prior to the delivery of the remaining conversion shares and any shares representing the payment of accrued interest. The 19.9% maximum delivery threshold equals approximately 991,000 shares of Surge common stock.

                  Our compliance with Nasdaq's advice concerns its Marketplace Rule regarding shareholder approval only and has no bearing on the automatic conversion of the notes or compliance with any state or federal laws. Accordingly, our board has deemed it to be in the best interest of the noteholders and shareholders to authorize the conversion of all $7 million of the 12% notes, but only deliver approximately 35% of the conversion shares (equal to 19.9% of the total outstanding shares at the time of the note private placement) at this time to preserve our Nasdaq listing. Therefore, Surge is not in technical compliance with the terms of the 12% notes. Interest on the notes has accrued through December 31, 2000, at 12% per annum. The aggregate

407,000 of interest shares was determined on the basis of one share of our common stock for every $1.875 of accrued interest, based on the closing price of Surge common stock on December 29, 2000, as reported by The Nasdaq Stock Market. The Surge Board has authorized an amendment to the lock-up provision to allow sales of 30% of the 991,000 conversion shares commencing on March 15, 2001 and 30% on each of April 15, and May 15, 2001, with the remaining 10% saleable on June 15, 2001. Surge intends to seek approval of its shareholders for the issuance of the remaining conversion shares and interest shares at the next shareholders meeting.

                  On November 3, 2000, we terminated the Asset Purchase Agreement with Global due to the failure of Global to obtain regulatory and other required approvals and Global's failure to fulfill various conditions precedent to closing the transaction. The Securities and Exchange Commission, The Nasdaq Stock Market and the U.S. Attorney's Office all had substantial concerns about Global and certain principal shareholders of Global. Following the termination of the Global acquisition transaction, we entered into a Termination, Release, and Debt Discharge Agreement with Global (the "Termination Agreement") pursuant to which we released Global from payment of approximately $3.25 million of debt in exchange for mutual releases and approximately 239,000 shares of Surge's Series A Preferred Stock held in escrow for all of the Global Shareholders and agreed to release an additional $1.25 million in principal amount of indebtedness owed to us by Global, if no legal actions were commenced against us relating to Global and/or the termination of the Global agreement. Thereafter, an arbitration in Mexico was commenced against Superus relating to a Global transaction. We have notified Global that Global was in default of the termination agreement and that the $1.25 million remaining indebtedness was due and owing and would not be canceled. We have provided a 100% reserve for this remaining indebtedness due to the uncertainty of collection. In addition, we have guaranteed and co-signed Global loans totaling $500,000, for which Global agreed to use its best efforts to have us removed as a guarantor. We placed a $500,000 certificate of deposit with the bank to secure our guarantee. We have provided a 100% reserve for this guarantee due to the uncertainty related to Global's ability to repay the loan. In addition, Surge intends to rescind any guarantee given on behalf of Global.

                  Between February and September 2000, we loaned to MailEncrypt an aggregate of $875,000. These loans, which are evidenced by notes in the principal amounts of $750,000 and $125,000, bear interest at the rate of 10% per annum and are due April 16, 2001. In the event the acquisition of MailEncrypt is unwound, these notes would be convertible into common stock of MailEncrypt at the rate of one share of MailEncrypt common stock for every $5.58 of principal so converted. Subsequent to November 30, 2000, we have continued to advance additional funds to MailEncrypt to be secured by the assets of MailEncrypt if the acquisition is unwound.

                  On February 16, 2000, Surge entered into an employment agreement with Adam Epstein. This agreement, which names Mr. Epstein as Surge's Chairman of the Board and Acting Chief Executive Officer, calls for a base salary of $200,000 per annum, subject to increase in specified circumstances.

                  On March 20, 2000, Surge entered into an agreement with Craig Carlson. The agreement, which names Mr. Carlson as Surge's Vice President of Corporate Development, calls for a base salary of $150,000 per annum, subject to increase in specified circumstances.

                  In February 2000, the two founders of MailEncrypt each entered into one-year employment agreements with Surge, which are, to be followed by six-month consulting agreements. The two founders are each being paid a base salary of $125,000 per annum. They have, in turn, agreed to license to us the software language they developed specifically for MailEncrypt.

                  On November 24, 2000, we entered into an agreement with our financial consultant, Equilink Capital Partners LLC, which provided for the issuance of 900,000 shares of our common stock, 70,000 shares of our Series C preferred stock and warrants to purchase 2,000,000 shares of our common stock at $3.00 per share in consideration for past and future services (over a six month period) and accrued reimbursable expenses. Included in the past services are fees totaling approximately $338,000 relating to services performed and expenses incurred in connection with the MailEncrypt merger. The securities issued under the agreement were the sole consideration paid by us to Equilink during a two-year period. Should the Equilink warrants be exercised, the $6 million of gross proceeds from such exercise will be used for general working capital and payment of obligations incurred in connection with start-up expenditures for MailEncrypt and Superus.

                  The 70,000 shares of Series C preferred stock issued to Equilink will automatically convert into 700,000 shares of Surge common stock upon shareholder approval of the issuance of such 700,000 shares. The Series C preferred stock has limited voting rights and ranks senior to Surge common stock and on parity to the Surge Series B preferred stock. The Series C preferred stock has a liquidation preference of $5.00 per share. The Series C preferred stock also has cumulative dividends of $.50 per share per year, payable semi-annually. Payment of cumulated dividends on the Series C preferred stock will not be required if conversion is approved by the shareholders on or before April 15, 2001. The Series C preferred stock is redeemable by Surge under certain terms (as defined) at $5.00 per share.

Inflation And Increasing Interest Rates

         In the past two fiscal years, inflation has not had a significant impact on our business. We have generally been able to offset the impact of rising costs through purchase price reductions and increases in selling prices. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results. Although our current debt charges are fixed, if we choose to raise additional funds through the sale of debt securities, even minor increases in interest rates could increase our cost of capital and increase our interest expense.

Item 7.  Financial Statements.

                  Set forth below is a list of our financial statements included in this Annual Report on Form 10-KSB and their location.

Item                                                                                                          Page*
----                                                                                                          -----
Independent auditors' reports................................................................................ F-1-2
Consolidated balance sheet at November 30, 2000..............................................................   F-3
Consolidated statements of operations and comprehensive loss
         for the years ended November 30, 2000 and 1999......................................................   F-4
Consolidated statements of shareholders' equity
         for the years ended November 30, 2000 and 1999......................................................   F-5
Consolidated statements of cash flows for the years ended November 30, 2000 and 1999.........................   F-6
Notes to consolidated financial statements...................................................................F-7-27

----------
* Page F-1 follows Part III to this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                  On November 27, 2000, we replaced Seligson & Giannattasio, LLP as the independent auditors of our financial statements. We have appointed Richard A. Eisner & Company, LLP as our new independent auditors for our fiscal year ended November 30, 2000.

                  The reports of Seligson & Giannattasio for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, we had no disagreements with Seligson & Giannattasio requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-B, nor were there any reportable events requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-B. In addition, during our two most recent fiscal years and through the date of termination of Seligson & Giannattasio, neither we nor anyone acting on our behalf consulted with Richard A. Eisner & Company, LLP on matters which would require disclosure pursuant to Item 304(a)(2) of Regulation S-B.

                  Seligson & Giannattasio has furnished us with a letter, addressed to the Commission, stating it agrees with the above statements. A copy of the Seligson & Giannattasio letter has been made an exhibit to our current Report on Form 8-K (Date of Report: November 27, 2000.)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our Executive Officers and Directors

         Surge's current executive officers and directors, and their ages, positions and offices with us are as follows:

Name              Age         Positions and Offices with Surge
----              ---         --------------------------------
Adam J. Epstein   35          Chairman of the Board of Directors and Acting
                              Chief Executive Officer
Ira Levy          44          President and Director
Steven J. Lubman  45          Vice President, Principal Financial Officer,
                              Secretary and Director
James A. Miller   43          Director, Chairman of the Audit Committee and
                              Member of the Compensation Committee
David Siegel      75          Director, Member of the Audit Committee and
                              Chairman of the Compensation Committee
Mark Siegel       46          Director, Member of the Audit and Compensation
                              Committees

         Set forth below is a brief description of the background of each of the executive officers and directors of Surge, based on information provided to us by them.

         Adam J. Epstein was elected as Surge's Chairman of the Board and Acting Chief Executive Officer in February 2000. He was elected Chairman of the Board and Chief Executive Officer of Superus upon its formation in March 2000. Mr. Epstein joined MailEncrypt.com as its President and Chief Executive Officer in September 1999 and resigned from these positions upon becoming Chairman of the Board of Surge. Mr. Epstein has assembled large and complex Internet based-businesses, in addition to possessing a mix of entrepreneurial and legal experience. Prior to joining MailEncrypt.com, Mr. Epstein served as Senior Vice President, Business Development of Tickets. com, Inc., from May 1999 until August 1999. From May 1998 to May 1999, Mr. Epstein served as Vice President, Strategic Development, General Counsel and Secretary of Tickets.com, Inc. Prior to that, Mr. Epstein was an attorney in the San Francisco office of Brobeck, Phleger & Harrison. Mr. Epstein received a Bachelor's degree, with honors, from Vassar College in 1987, and a Juris Doctor degree from Boston University School of Law in 1990.

         Ira Levy has served as President of Surge and a director since its inception in November 1981 and, until February 2000, also served as Surge's Chief Executive Officer. He was elected a director of Superus upon its formation in March 2000. From 1976 to 1981, Mr. Levy was employed by Capar Components Corp., an importer and supplier of capacitor and resistor products.

         Steven J. Lubman has served as Surge's Vice President, Principal Financial Officer, Secretary and a director since its inception in November 1981 and is the President and Director of Challenge. From 1975 to 1981, Mr. Lubman was employed by Capar Components, Inc.

         James A. Miller was elected to Surge's Board of Directors in January 2001. He has been the Executive Vice President of Original Programming for USA Network, Inc. in Los Angeles, California since October 2000. Prior thereto, from 1991, Mr. Miller was a strategic consultant to numerous leading Fortune 250 technology and broadband communications companies, specializing in advice regarding strategic planning, portfolio management, mergers and acquisitions, and corporate development. Since 1991, Mr. Miller has also performed services for CBS, NBC, ABC, Fox, WB Networks, and HBO as an executive producer, producer, and television writer, as well as having been engaged in contract screenwriting for Universal, Fox, Paramount, Disney, MGM, Warner Brothers, and Sony Studios. Mr. Miller received an A.B., with honors, from Occidental College in 1979, an M.Litt., with honors, from Oxford University in 1984, and a M.B.A., with honors, from Harvard University in 1988.

         David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also serves on the boards of directors of Kent Electronics Corp. and Micronetics Corp., each of which is a publicly traded company, and Great American of Deer Park, Inc., a privately held company which leases facilities to Surge. David Siegel is the father-in-law of Ira Levy and the father of Mark Siegel.

         Mark Siegel has served as a director since October 1996. Since 1985, Mr. Siegel has been the President of Mark Siegel Inc., d/b/a Great American Electronics Corp., an electronics parts distributor, and Great American of Deer Park, Inc., a privately held company which leases facilities to Surge. Mark Siegel is the son of David Siegel and the brother in-law of Ira Levy.

Director Compensation

         Currently, directors receive no compensation for serving on our board of directors other than the grant of stock options from time to time at the discretion of our board. See "Item 12. Certain Relationships and Related Transactions." Directors are reimbursed for their reasonable expenses incurred in attending meetings.

         During Fiscal 1999 and 2000 David Siegel received $750 per month for serving as a director and chairman of the audit and compensation committees. During Fiscal 1999 and Fiscal 2000, Mark Siegel received $500 per month for serving on the audit and compensation committees.

Meetings of the Board of Directors and its Committees

         Surge held six formal meetings of its board of directors and took action by writte consent in lieu of a meeting on thirteen occasions during Fiscal 2000. The audit and compensation committees of Surge's board held four meetings during Fiscal 2000. James A. Miller, David Siegel and Mark Siegel currently serve on Surge's audit and compensation committees. James A. Miller serves as chairman of the audit committee and David Siegel serves as chairman of the compensation committee. The compensation committee reviews and approves the compensation to be paid to our executive officers.

         Each member of Surge's board of directors attended, in person or telephonically, all of the meetings of the Surge board and its committees upon which he served during Fiscal 1999 and Fiscal 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2000 Fiscal year, except that Adam Epstein and Ira Levy each were delinquent in reporting their November 2000 grants of options to purchase 1,000,000 and 200,000 shares of Surge common stock, respectively.

Item 10. Executive Compensation.

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Surge during the fiscal years ended November 30, 2000, 1999 and 1998 by those persons who served as chief executive officer and any executive officer who received compensation in excess of $100,000 during such years.

                           Summary Compensation Table

                                                                                               Long-Term
                                                                                              Compensation
                                                    Annual Compensation           Other          Shares
                                                  ----------------------          Annual       Underlying
Name and Principal Positions          Year        Salary           Bonus     Compensation(1)     Options
----------------------------          ----        ------           -----     ---------------   -----------

Ira Levy,                             2000       $200,000       $528,156(3)        0            250,000(4)
President and Chief                   1999        200,000         51,996           0             50,000
  Executive Officer(2)                1998        200,000         85,211           0                  0

Steven J. Lubman,                     2000       $200,000       $651,028(3)        0             50,000(4)
Vice President and President          1999        200,000         56,614           0             50,000
  of Challenge                        1998        200,000         20,538           0                  0

Adam Epstein                          2000       $157,692       $    -0-           0          1,000,000(4)
Chairman of the Board and
  Acting Chief Executive Officer(5)

--------------------
(1) The above compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

(2) Adam Epstein became Acting Chief Executive Officer of Surge in 2000. Ira Levy served as Chief Executive Officer during all of Fiscal 1998 and Fiscal 1999 and until February 2000.

(3) Messrs. Levy and Lubman participated in the Surge bonus pool, which consisted of 10% of Surge's and Challenge's combined net profits, defined as income before income taxes, accrued interest charges and annualized costs, and also excluding interest on Surge's $7 million private placement of its 12% convertible promissory notes, specifically identifiabl costs relating entirely to Superus and costs associated with the terminated acquisition of Global, but before the payment of bonuses. For Fiscal 2000, they each also received $250,000 in additional year end bonuses.

(4) Does not include options granted to Messrs. Levy, Lubman and Epstein in March 2000 by Superus to purchase a Superus tracking stock and options subsequently granted by Surge in November 2000 and March 2001 to these same persons. See "Item 12. Certain Relationships and Related Transactions."

(5) Mr. Epstein is being compensated at the rate of $200,000 per year.

Option Grants in Last Fiscal Year

         The following table sets forth the (a) number of shares of Surge common stock underlying Surge options granted to each executive officer named in the summary compensation table during Fiscal 2000, (b) percentage that the grant represents of the total number of Surge options granted to all of our employees during Fiscal 2000, (c) per share exercise price of each Surge option and (d) expiration date of each Surge option.

                         Number of Shares    Percentage of Total
                        Underlying Options   Options Granted to       Exercise         Expiration
Name                   Granted During 2000   Employees in 2000    Price (per share)       Date
----                   -------------------   -----------------   -------------------   ----------
Ira Levy(1)                  50,000                3.0%                 $2.69           12/7/09
                            200,000               12.1%                  2.90            3/8/10
Steven J. Lubman(1)          50,000                3.0%                  2.69           12/7/09
Adam Epstein(2)           1,000,000               60.5%                  2.90            3/8/10

---------
(1) Does not include options to purchase Superus stock granted to Messrs. Levy and Lubman during 2000 and an equal number granted by Surge during Fiscal 2001 when it was decided to, at least temporarily, not proceed with the proposed recapitalization merger with Superus. As currently in effect, these options entitle Mr. Levy to purchase 1,025,000 shares of Superus common stock at $2.00 per share, and entitle Mr. Lubman to purchase 1 million shares of common stock at $2.00 per share. See "Item 12. Certain Relationships and Related Transactions."

(2) Does not include options to purchase 500,000 shares of Surge common stock at $2.90 per share granted during Fiscal 2001. See "Item 12. Certain Relationships and Related Transactions."

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

         Set forth in the table below is information, with respect to Adam Epstein, Ira Lev and Steven J. Lubman, our only executive officers listed in the summary compensation table above, as to:

    o the total number of unexercised Surge options held by them on November 30, 2000, separately identified between those exercisable and those not exercisable as of such date, and
    o the aggregate value of in-the-money, unexercised Surge options held by them on November 30, 2000, separately identified between those exercisable and those not exercisable.

                            Number of                   Value of Unexercised
                       Unexercised Options              In-the-Money Options
                     at November 30, 2000(1)          at November 30, 2000(2)
                  ------------------------------    ----------------------------
Name              Exercisable    Unexercisable      Exercisable    Unexercisable
----              -----------    -------------      -----------    -------------
Adam Epstein ...... 300,016         699,084           $     0          $ 0
Ira Levy .......... 235,000         140,000           $67,625            0
Steven J. Lubman .. 175,000               0           $67,625            0

----------
(1) Does not include options to purchase Superus stock. See "Item 12. Certain Relationships and Related Transactions."

(2) Based on a closing price of $1.875 per share on November 30, 2000.

Employment Agreements

Employment Agreements for Ira Levy and Steven J. Lubman

         Surge entered into employment agreements, each dated as of February 1, 1996, with Ira Levy, our president, and Steven J. Lubman, our vice president. These employment agreements provide that Messrs. Levy and Lubman shall devote all of their business time to Surge, each in consideration of an annual salary of $200,000 for five-year periods commencing on July 31, 1996. Bonuses to Messrs. Levy and Lubman are to be based upon the performance of Surge and Challenge and determined at the discretion of our board of directors. Their salaries may be increased annually during the term of their employment, at the discretion of our board or its compensation committee. These employment agreements provide that, during the term of their employment with Surge and Challenge and for a period of one year following termination of employment, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of Surge. In March 1998, the employment agreements were amended to extend their respective terms to July 30, 2003 and to provide that, unless terminated in writing by either party, on July 30th of each successive year of the employment agreements, the employment agreements shall automatically renew for an additional one-year term, so that on each July 30th there will be five years remaining on the terms of the agreements. The employment agreements further provide that in the event of a change of control where Messrs. Levy or Lubman is not elected to the Surge board and/or is not appointed as a Surge officer and/or there has been a change in ownership of at least 25% of the issued and outstanding stock and such issuance was not approved by either Ira Levy or Steven J. Lubman, then the non-approving person(s) may elect to terminate his employment contract and receive 2.99 times his annual compensation, or such other amount then permitted under the Internal Revenue Code without an excess penalty, in addition to the remainder of his compensation under his existing employment contract. In such event, however, the right of first refusal and warrants granted to Messrs. Levy and Lubman discussed in the following paragraph would not apply.

         Surge, Ira Levy and Steven J. Lubman have further modified Messrs. Levy and Lubman's employment agreements to be effective upon completion of the proposed recapitalization merger. These modifications provide that if there is a change of control, or a consolidation or merger involving Surge, other than where Surge is the surviving company, or the sale of all or substantially all of the assets of Surge or the nature of Surge's business materially changes, Messrs. Levy and Lubman may exercise a right of first refusal to purchase all of the outstanding equity securities of Surge at the then fair market value of the stock. In addition, if Surge proposes to make, or receives, a "firm commitment" public offering, Messrs. Levy and Lubman shall each receive a warrant to purchase up to 9.5% of the equity securities of Surge for nominal consideration, provided in all instances, Messrs. Levy and Lubman do not voluntarily leave their employment with Surge.

Adam Epstein Employment Agreement

         We have entered into a three-year employment agreement, effective February 16, 2000, with Mr. Adam J. Epstein, naming him as Surge's Chairman of the Board of Directors and Acting Chief Executive Officer. Mr. Epstein's base salary is $200,000 per annum, subject to increase upon specified circumstances. Pursuant to his employment agreement, Mr. Epstein received an option to purchase
1.5 million shares of a Superus tracking common stock, exercisable at $6.50 per share through March 8, 2010. In January 2001, in connection with the elimination of the Superus tracking stocks, Mr. Epstein agreed to the termination of this Superus option. See "Item 12. Certain Relationships and Related Transactions."

Craig Carlson Employment Agreement

         Surge has entered into a four-year employment agreement, effective as of March 20, 2000, with Craig Carlson, as our Vice President, Corporate Development. Mr. Carlson's base salary is $150,000 per annum, subject to increase in specified circumstances. Pursuant to his employment agreement, Mr. Carlson received an option to purchase 200,000 shares of a Superus tracking common stock, exercisable at $6.50 per share through March 20, 2010. In January 2001, in connection with the elimination of the Superus tracking stocks, Mr. Carlson agreed to the termination of this Superus option. See "Item 12. Certain Relationships and Related Transactions."

Our Stock Plans

         In 1996, we adopted and our shareholders ratified, our 1995 Employee Stock Option Plan. The option plan, as amended, provides for the grant of options to purchase an aggregate of 850,000 shares of our common stock to our qualified employees, officers, directors, independent contractors, consultants and other individuals. The exercise price of options must be at least 85% of fair market value of the common stock on the date of grant (100% of fair market value, in the case of incentive stock options). As of November 30, 2000, options to purchase 726,000 shares of our common stock had been granted under the option plan, options to purchase 605,050 shares were outstanding and 124,000 shares were available for grant. Of the 605,050 shares subject to outstanding options granted under the 1995 Plan, an aggregate of 430,000 were held by our officers and directors as follows:

    o Ira Levy held options to purchase 175,000 shares,
    o Steven J. Lubman held options to purchase 175,000 shares,
    o David Siegel held options to purchase 40,000 shares, and
    o Mark Siegel held options to purchase 40,000 shares.

         On March 8, 2000, Superus adopted and Surge, as sole shareholder of Superus, ratified (as well as our shareholders who did so on September 26, 2000) the Superus 2000 Incentive Stock Plan. This plan, as amended, provides for the grant of options to qualified employees, including officers and directors of Superus, employees of Surge and its other subsidiaries, independent contractors, consultants and other individuals to purchase an aggregate of 15 million shares of common stock.

         As of November 30, 2000, options to purchase an aggregate of 4,585,000 shares of a Superus tracking common stock had been granted under the Superus plan. In January 2001, in connection with the deletion of Superus tracking stocks from the authorized capital of Superus, options to purchase an aggregate of 1,735,000 of such Superus shares were forfeited. In March 2001, in connection with Surge's determination to, at least temporarily, not proceed with the proposed recapitalization with Superus, Surge granted options to purchase 2,650,000 shares of common stock. The holders of the remaining 2,850,000 Superus options agreed to forfeit their Superus options upon future shareholder approval of the new Surge options. See "Item 12. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Our common stock and Series B preferred stock are the only classes of our voting securities presently outstanding. The following table sets forth information with respect to the beneficial ownership of shares of our common stock, as of February 28, 2001, by:

    o each person known by us to beneficially own 5% or more of the outstanding shares of our common stock, based on filings with the SEC and certain other information,
    o each of our executive officers and directors, and
    o all of our executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options, warrants or convertible securities within 60 days from the date on which beneficial ownership is to be determined.

         Except as otherwise indicated in the notes to the following table, we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

         The following table sets forth information with respect to the beneficial ownershi of shares of our common stock currently issuable upon exercise of outstanding preferred stock and options:

                                       Amount and           Percentage          Percentage of
                                     Nature of Surge     of Surge Common        Surge Series B
Name and address of                   Common Stock      Stock Beneficially     Preferred Stock
Beneficial Owner                   Beneficially Owned         Owned(1)       Beneficially Owned(2)
----------------                   ------------------         --------       ---------------------
Ira Levy(3)                             522,747(4)               7.2%                 -0-
Adam J. Epstein(5)                      416,664(6)               5.6                 20.5%
Steven J. Lubman(3)                     430,000(7)               6.0                  -0-
Michael Patchen(8)                          -0-(9)               -0-                 35.4
David Bird(8)                               -0-(9)               -0-                 35.4
Equilink Capital
  Partners, LLC(10)                     423,000(11)              6.1                  -0-
James A. Miller(3)                       14,548(12)                *                  -0-
David Siegel(3)                          40,000(13)                *                  -0-
Mark Siegel(3)                           66,998(14)              1.0                  -0-

All directors and executive
  officers as a group (6 persons)     1,490,957(16)             18.8%                20.5%

----------
*   Less than 1% of the issued and outstanding shares of Common Stock.
(1) Based on 6,990,738 shares of Surge common stock issued and outstanding as of February 28, 2001.
(2) Based on 182,140 shares of Surge Series B preferred stock issued and outstanding on February 28, 2001. Each share of Surge Series B preferred stock has 5.4 votes per share and is convertible into ten shares of Surge common stock upon shareholder approval of such conversion.
(3) The business and mailing address for each of these individuals is c/o Surge Components, Inc., 1016 Grand Boulevard, Deer Park, New York 11729.
(4) Includes 269,447 shares of Surge common stock issuable upon exercise of options granted to Mr. Levy, which shares are exercisable within the next 60 days. Also includes shares of Surge common stock held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a stock purchase agreement between Mr. Lubman and Mr. Levy. Does not include (a) 105,553 shares of Surge common stock issuable upon exercise of a Surge option granted Mr. Levy, which shares are not exercisable within 60 days, nor (b) 1,025,000 shares of Surge common stock issuable upon exercise of options subject to shareholder approval.
(5) The business and mailing address of Mr. Epstein is c/o Superus Holdings, Inc., One Embarcadero Center, San Francisco, California 94111.
(6) Includes 416,664 shares of Surge common stock issuable upon exercise of an option granted to Mr. Epstein, which shares are exercisable within the next 60 days. Does not include (a) 583,336 shares of Surge common stock issuable upon exercise of an option granted Mr. Epstein, which shares are not exercisable within the next 60 days, (b) 500,000 shares of Surge common stock issuable upon exercise of an option subject to shareholder approval, and (c) 372,768 shares of Surge common stock issuable upon conversion of Series B preferred stock held by Mr. Epstein following shareholder approval of such conversion.

(7) Includes 175,000 shares of Surge common stock issuable upon exercise of options granted to Mr. Lubman, which shares are exercisable within the next 60 days. Also includes shares of Surge common stock held by Mr.
     Lubman which are subject to certain voting and transfer restrictions pursuant to a stock purchase agreement between Mr. Lubman and Mr. Levy. Does not include 1,000,000 shares of Surge common stock issuable upon exercise of options granted subject to shareholder approval.
(8) The business and mailing address for each of these individuals is c/o MailEncrypt, Inc., 12121 Wilshire Boulevard - Suite 208, Los Angeles, California 90025.
(9) Does not include 643,872 shares of Surge common stock issuable upon conversion of 64,387.295 shares of Series B preferred stock held by each of these individuals, which shares are not convertible without Surge shareholder approval.
(10) The business and mailing address for Equilink is 488 Madison Avenue - 8th Floor, New York, New York 10022.
(11) Does not include (a) shares of Surge common stock issuable upon conversion of Series C preferred stock issued to and currently owned by Equilink and/or its assignees, nor (b) shares of Surge common stock issuable upon exercise of warrants issued to and currently owned by Equilink and/or its assignees. None of such shares are convertible nor issuable without Surge shareholder approval.
(12) Includes (a) 8,007 shares of Surge common stock issuable under a $25,000 principal amount promissory note of Surge purchased by Mr.
     Miller in Surge's $7 million 12% note private placement, and (b) 3,000 shares of Surge common stock issuable upon exercise of Class A warrants held for the benefit of Mr. Miller in a profit sharing plan. Does not include 30,000 shares of Surge common stock issuable upon exercise of an option granted to Mr. Miller, which shares are not exercisable within the next 60 days.
(13) Includes 40,000 shares of Surge common stock issuable upon exercise of options granted to Mr. D. Siegel, which shares are exercisable within the next 60 days. Does not include 400,000 shares of Surge common stock issuable upon exercise of an option subject to shareholder approval.
(14) Includes 40,000 shares of Surge common stock issuable upon exercise of options granted to Mr. M. Siegel, which shares are exercisable within the next 60 days. Does not include 225,000 shares of common stock issuable upon exercise of an option subject to shareholder approval.
(15) Includes (a) an aggregate of 944,652 shares of Surge common stock issuable upon exercise of options granted to Surge's executive officers and directors, which shares are exercisabl within the next 60 days, (b) the 8,007 shares of Surge common stock issuable under the 12% note purchased by Mr. Miller and (c) the 3,000 shares of Surge common stock issuable upon exercise of the warrant held in a profit sharing plan for Mr. Miller's benefit; all as discussed in notes (4), (6), (7), (12),
     (13) and (14) above.

Item 12. Certain Relationships and Related Transactions.

         Our executive offices and warehouse facility are leased from Great American Realty of Deer Park Co., a company whose stock is owned 33-1/3% each by Ira Levy and Steven

J. Lubman, two of our executive officers and Surge directors, and Mark Siegel, one of our Surge directors. The monthly rental cost for the 7,500 square foot facility was $6,461 during Fiscal 2000 and $6,272 during Fiscal 1999. Under terms of the lease, rent on this facility increases by 3% per annum. The lease which expires on December 31, 2008 will be terminated when the premises are vacated in April 2001.

         In October 2000, we entered into a lease with Great American for a 23,250 square foot executive office and warehouse facility, which we intend to occupy in April 2001. The yearly rental for this facility is approximately $175,000 for the first year, increasing by 3% annually to approximately $228,000 in the final year of the lease. This lease expires on September 30, 2010.

         On July 7, 2000, the Board of Surge unanimously approved the guarantees of certain loans and responsibilities of MailEncrypt. In particular, the Surge board of directors approved the guarantee of up to $23,000 for a furniture lease, and up to $30,360 towards a lease of equipment with Dell Computers. Adam Epstein, Surge's Chairman of the Board and Acting Chief Executive Officer, was a shareholder and director of MailEncrypt at the time of this board action.

         In November 2000, Surge acquired MailEncrypt pursuant to which Surge issued an aggregate of 182,140 shares of Surge Series B preferred stock. At the time of such acquisition, Adam J. Epstein, Surge's Chairman of the Board and Acting Chief Executive Officer was a director and stockholder of Superus. Mr. Epstein received 372,768 shares of Series B preferred stock in his capacity as a MailEncrypt stockholder.

         Information concerning employment agreements with Ira Levy, Steven J. Lubman, Adam J. Epstein and Craig Carlson is provided under "Item 10. Executive Compensation."

         On September 2, 1999, Mark Siegel and David Siegel were each granted options to purchase 10,000 shares of Surge common stock and Ira Levy and Steven Lubman were each granted options to purchase 50,000 shares of Surge common stock. These four options are exercisable at $1.22 per share and expire on September 2, 2004.

         On December 7, 1999, Mark Siegel and David Siegel were each granted options to purchase 10,000 of Surge common stock and Ira Levy and Steven Lubman were each granted options to purchase 50,000 shares of Surge common stock. These four options are exercisable at $2.69 per share and expire on December 7, 2009.

         On March 8, 2000, Ira Levy was granted an option to purchase 200,000 shares of a Superus tracking common stock, exercisable at $6.50 per share and expiring on March 8, 2010.

         On March 8, 2000, in connection with the execution of his employment agreement, Adam J. Epstein was granted an option to purchase 1.5 million shares of a Superus tracking common stock, exercisable at $6.50 per share and expiring on March 8, 2010.

         Pursuant to his employment agreement, Craig Carlson was granted an option to purchase 200,000 shares of a Superus tracking common stock, exercisable at $6.50 per share through March 20, 2010.

         On November 3, 2000, Mr. Epstein was granted options to purchase 1 million shares of Surge common stock exercisable at $2.90 per share. Of such option shares, 300,000 became exercisable immediately, and the remaining option shares become exercisable on an equal monthly basis over the first 36 months following the date of grant, subject to Mr. Epstein continuing to provide services to us. The option becomes exercisable to the extent of 50% of the then unexercisable portion of the option in the event of his termination of employment without cause, and to the extent of 75% of the then unexercisable portion of the option in the event of a change of control. On March 5, 2001, Mr. Epstein was granted options to purchase an additional 500,000 shares of Surge common stock, exercisable at $2.90 per share.

         On November 3, 2000, Mr. Levy was granted an option to purchase 200,000 shares of Surge common stock at $2.90 per share. Of such option shares, 73,333 became exercisable immediately and the remaining 126,667 option shares become exercisable ratably on a monthly basis over the first 36 months following the date of grant, subject to his continuing to provide services to us.

         On November 3, 2000, Mr. Carlson was granted an option to purchase 200,000 shares of Surge common stock exercisable at $2.90 per share. Of such option shares, 45,000 became exercisable immediately, and the remaining 155,000 option shares become exercisable ratably on a monthly basis over the first 42 months following the date of grant, subject to his continuing to provide services to us. The option becomes exercisable to the extent 25% of the then unexercisable portion of the option in the event of his termination without cause or involuntary termination and to the extent of 75% of the then unexercisable portion of the option in the event of a change of control.

         In January 2001, in connection with the deletion of Superus tracking stocks from the authorized capital of Superus, Adam J. Epstein and Craig Carlson forfeited all of the Superus options granted to them in March 2000.

         On December 28, 1998, options to purchase an aggregate of 5.3 million shares of Surge common stock were granted in connection with the proposed merger of Surge with Orbit Network, Inc. These options were to become exercisable on December 28, 2002, at $2.00 per share, and were to expire on December 28, 2003. These options consisted of:

    o an option to purchase 2.45 million shares granted to Ira Levy,
    o an option to purchase 2.25 million shares granted to Steven J. Lubman,
    o an option to purchase 350,000 shares granted to David Siegel, and
    o an option to purchase 250,000 shares granted to Mark Siegel.

         On March 8, 2000, options to purchase an aggregate of 2,650,000 shares of Superus common stock were granted under the Superus plan. These March 2000 options had similar terms to the December 1998 options, except that these new options were exercisable for a Superus tracking common stock and were exercisable at $2.69 per share. These options consisted of:

    o an option to purchase 1.025 million shares granted to Ira Levy,
    o an option to purchase 1 million shares granted to Steven J. Lubman,
    o an option to purchase 400,000 shares granted to David Siegel, and
    o an option to purchase 225,000 shares granted to Mark Siegel.

         These options initially were not exercisable prior to December 28, 2002. However, upon Surge shareholder approval obtained in October 2000, these options became immediately exercisable and the optionees forfeited their December 1998 options.

         In March 2001, in connection with the Company's determination to, at least temporarily, not proceed with the proposed recapitalization of the Company in which Superus would become the Delaware parent corporation, the Company granted options to purchase 2,650,000 shares to certain of its officers and directors. These options are exercisable until December 28, 2003 at $2.00 per share, subject to shareholder approval of their grants, in accordance with New York law and Nasdaq Marketplace Rules. The officers and directors granted these March 2001 options have agreed that, immediately upon such shareholder approval, they will forfeit their options to purchase 2,650,000 shares of Superus common stock granted to them on March 8, 2000 and more fully described in the preceding paragraph, as well as an additional 200,000 share option granted to Ira Levy on March 8, 2000 by Superus.

         On January 15, 2001, Surge granted an option to purchase 25,000 shares of Surge common stock to James Miller upon his appointment to the Board of Directors. The option vests over a two-year period and is exercisable at $2.00 per share.

         In March 2001, Mark Siegel and David Siegel were each granted options to purchase 15,000 shares of Surge common stock and Ira Levy and Steven Lubman were each granted options to purchase 25,000 shares of Surge common stock. These options are exercisable at $2.00 per share for five years.

         We believe that the terms of each of the foregoing transactions were no less favorable to us than we could have obtained from non-affiliated third parties, although no independent appraisals were obtained. We anticipate that all future transactions with our affiliates, if any, will be on terms believed by our management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of disinterested directors.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

             Set forth below is a list of the exhibits to this Annual Report on Form 10-KSB.


Exhibit
Number       Description
-------      -----------
 2.1         Merger Agreement and Plan of Reorganization, dated as of November
             13, 2000, among Surge Components, Inc., Mail Acquisition Corp.,
             MailEncrypt.com, Inc. and the stockholders and optionholders of MailEncrypt.com, Inc. (1)

 2.2 Agreement and Plan of Merger, dated as of November 29, 2000, among Surge Components, Inc. and Superus Holdings, Inc. (1)

 3.1 Composite of the Certificate of Incorporation of Surge Components, Inc., as amended to date. (1)(2)

 3.2         By-Laws of Surge Components, Inc., as amended to date. (2)

 4.1         Form of Underwriter's Unit Purchase Option. (2)

 4.2 Warrant Agreement, among Surge Components, Inc. Continental Stock Transfe & Trust Company and Maidstone Financial, Inc. (2)

 4.3         Specimen of the Surge common stock certificate. (2)

 4.4 Specimen of the Surge Class A common stock purchase warrant certificate. (2)

 4.5 Form of 12% Convertible Promissory Notes issued in December 1999 to March 2000 private placement. (4)

 4.6 Warrant certificate, evidencing warrants to purchase 2 million shares of Surge common stock registered in the name of Equilink Capital Partners, LLC. (1)

 4.7         Stockholder Protection Rights Plan Agreement, dated as of June 30,
             1997. (5)

 4.8 Security Agreement, dated December 1, 1999, by and among Surge Components Inc., GDIS Acquisition Corp. and Global DataTel, Inc.
             (6)

 4.9 Pledge Agreement, dated June 2, 2000, by and among Global DataTel, Inc., Global DataTel Acquisition Corporation and Surge Components, Inc. (7)

 9.1 Stock Purchase Agreement, dated March 1992, between Ira H. Levy and Steve J. Lubman. (2)

 10.1        Surge Components 1995 Employee Stock Option Plan. (2)

 10.2        Superus Holdings, Inc. Incentive Stock Plan. (3)

 10.3 Employment Agreement, dated February 1, 1996, between Surge Components, Inc. and Ira Levy. (2)

 10.4 Employment Agreement, dated February 1, 1996, between Surge Components, Inc. and Steven J. Lubman. (2)

 10.5 Employment Agreement, effective February 16, 2000, between Superus Holdings, Inc. and Adam J. Epstein. (3)

 10.6 Employment Agreement, effective March 20, 2000, between Surge Components, Inc. d/b/a Superus Holdings and Craig Carlson.

 10.7 Agreement, dated June 1, 1998, between Surge Components, Inc. and Great American Realty of Deer Park. (8)

 10.8 Amendment No. 1 to Employment Agreement, dated March 4, 1998, between Surge Components, Inc. and Ira Levy. (8)

 10.9 Amendment No. 1 to Employment Agreement, dated March 4, 1998, between Surge Components, Inc. and Steven Lubman. (8)

 10.10 Amendment No. 2 to Employment Agreement, dated October 8, 1999, between Surge Components, Inc. and Ira Levy. (3)

 10.11 Amendment No. 2 to Employment Agreement, dated October 8, 1999, between Surge Components, Inc. and Steven Lubman. (3)

 10.12       Form of sales representative agreement. (2)

 10.13 Second Amended and Restated Pledge Agreement, dated as of May 31 2000, among Richard Baker, Global DataTel, Inc. and Surge Components, Inc. (3)

 10.14 Investment Banking Agreement, dated as of November 24, 2000, between Surge Components, Inc. and Equilink Capital Partners, Inc.
             (1)

 10.15 Termination, Release and Debt Discharge Agreement, dated as of December 4, 2000, among Global DataTel, Inc. and all of its subsidiaries, Surge Components, Inc., GDIS Acquisition Corp. and Superus Holdings, Inc. (10)

 10.16 Subordinated Convertible Promissory Note of Global DataTel, Inc. in the principal amount of $1,250,000 and payable to Surge Components, Inc. (10)

 10.17 Lease, dated October 1, 2000, between Great American Realty of 95 Jefryn Blvd., LLC and Surge Components, Inc.

 10.18 Lease, dated October 1, 2000, between Great American Realty of 95 Jefryn Blvd., LLC and Surge/Challenge, Inc. (11)

 10.19 Office Lease between One Embarcadero Center Venture and Superus Holdings, Inc., dated March 27, 2000.

 10.20 Agreement, dated as of March 6, 2001, by, and among Surge Components, Inc., MailEncrypt, Inc. and the former stockholders of MailEncrypt.com Inc.

 11.1        Computation of earnings per share.

 16.1 Letter of Surge Components, Inc., to Seligson & Giannattasio, LLP, dated November 29, 2000 forwarded in accordance with Item 304(a)(3) of Regulation S-B. (9)

 16.2 Letter from Seligson & Giannattasio, LLP, dated November 30, 2000, as received by Surge Components, Inc. (9)

 21.1        Subsidiaries of Surge Components, Inc.

 23.1        Consent of Seligson & Giannattasio, LLP

 23.2        Consent of Richard A. Eisner & Company, LLP

---------------

(1)  Incorporated by reference from our Current Report on Form 8-K (Date of
     Report: November 16, 2000) filed with the SEC on December 1, 2000.

(2) Incorporated by reference from our Registration Statement on Form SB-2 (No. 333-630 NY) declared effective by the Securities and Exchange Commission on July 31, 1996, as amended by our Registration Statement on Form S-3 (No. 333-63371) declared effective by the SEC on December 8, 1998.

(3) Incorporated by reference from our Registration Statement on Form S-4 (No. 333-32790) declared effective by the SEC on September 16, 2000.

(4) Incorporated by reference from our Annual Report on Form 10-K, for the fiscal year ended November 30, 1999, filed with the SEC on September 25, 2000.

(5)  Incorporated by reference from our Current Report on Form 8-K (Date of
     Report: June 30, 1997) filed with the SEC on July 24, 1997.

(6)  Incorporated by reference from our Current Report on Form 8-K (Date of
     Report: December 8, 1999) filed with the SEC on December 17, 1999.

(7)  Incorporated by reference from our Current Report on Form 8-K (Date of
     Report: June 2, 2000) filed with the SEC on June 19, 2000.

(8) Incorporated by reference from our Annual Report on Form 10-KSB, for the fiscal year ended November 31, 1998, filed with the SEC on March 1, 1999.

(9)  Incorporated by reference from our Current Report on Form 8-K (Date of
     Report: November 27, 2000) filed with the SEC on December 1, 2000.

(10) Incorporated by reference from our Current Report on Form 8-K (Date of
     Report: December 4, 2000) filed with the SEC on December 4, 2000.

(11) Incorporated by reference to Lease, dated October 1, 2000 between Great American Realty of 95 Jefryn Blvd., LLC and Surge Components, Inc., filed herewith as Exhibit 10.17, the terms of which are identical to this lease.

(b)  Reports on Form 8-K

     A Current Report on Form 8-K (Date of Report: September 26, 2000) was filed with the SEC on October 3, 2000 reporting, as an Item 5 matter, the amendment of Surge's By-Laws.

     A Current Report on Form 8-K (Date of Report: October 12, 2000) was filed with the SEC on October 12, 2000 reporting, as an Item 5 matter, the results of Surge's shareholders meeting held on September 26, 2000 and adjourned to and completed on October 17, 2000.

     A Current Report on Form 8-K (Date of Report: October 16, 2000) was filed with the SEC on October 17, 2000 reporting, as an Item 5 matter, our third quarter operating results.

     A Current Report on Form 8-K (Date of Report: November 16, 2000) was filed with the SEC on December 1, 2000 reporting, as an Item 2 matter, our acquisition of MailEncrypt and as an Item 5 matter, our Investment Banking Agreement with Equilink Capital Partners LLC and our merger agreement with Superus Holdings, Inc. This Form 8-K was amended by Amendment Number 1 on Form 8-K/A which was filed with the SEC on January 31, 2001. The Form 8-K/A included required financial statements of MailEncrypt.com, Inc. and pro forma information.

     A Current Report on Form 8-K (Date of Report: November 27, 2000) was filed with the SEC on December 1, 2000, reporting, as an Item 4 matter, the change in our certifying accountant.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
Surge Components, Inc.


We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and subsidiaries as of November 30, 2000 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP
New York, New York
February 16, 2001
With respect to Notes 2 and 4, March 6, 2001
With respect to Notes 9 and 11, March 8, 2001
With respect to Note 17, March 9, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Surge Components, Inc.


We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows of Surge Components, Inc. and Subsidiary for the year then ended November 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Surge Components, Inc. and Subsidiary at November 30, 1999 and the for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Seligson & Giannattasio, LLP
N. White Plains, New York
February 4, 2000

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2000

ASSETS
Current assets:
   Cash..........................................................................................  $   2,906,446
   Marketable securities - available for sale....................................................      2,304,574
   Accounts receivable (net of allowance for doubtful accounts of $27,964).......................      3,018,788
   Inventory, net................................................................................      3,017,364
   Prepaid expenses and income taxes.............................................................        890,698
                                                                                                   -------------
     Total current assets........................................................................     12,137,870
                                                                                                   -------------
Fixed assets - net of accumulated depreciation of $476,675.......................................        293,628
                                                                                                   -------------
Other assets:
   Investment in equity and deferred costs of acquisition ($607,188) subject to rescission.......      3,794,188
   Other.........................................................................................        148,718
                                                                                                   -------------
     Total other assets..........................................................................      3,942,906
                                                                                                   -------------
     Total assets................................................................................  $  16,374,404
                                                                                                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Convertible notes payable not in compliance with their terms..................................  $   4,521,345
   Accounts payable..............................................................................      2,196,088
   Accrued salaries..............................................................................        881,997
   Accrued interest payable......................................................................        705,495
   Accrued expenses and taxes....................................................................        508,839
                                                                                                   -------------
     Total current liabilities...................................................................      8,813,764
Non-current liabilities:
   Convertible notes payable.....................................................................        513,448
   Convertible notes payable not in compliance with their terms (subsequently converted to
     common stock)...............................................................................      2,478,655
                                                                                                   -------------
     Total liabilities...........................................................................     11,805,867
                                                                                                   -------------
Series B preferred stock, redeemable, convertible, voting, 200,000 shares authorized, 182,140
   shares issued and outstanding - issued for acquisition, subject to rescission.................      3,187,000
                                                                                                   -------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock - $.001 par value stock, 1,000,000 shares authorized:
     Series A - 260,000 shares authorized, none outstanding
     Series C - 100,000 shares authorized, 70,000 shares issued and outstanding, non-voting,
       convertible, redeemable, liquidation preference of $5 per share...........................             70
   Common stock - $.001 par value stock, 25,000,000 shares authorized, 5,987,275 shares issued
     and outstanding ............................................................................          5,987
   Additional paid-in capital....................................................................     15,225,080
   Net unrealized loss on investment securities..................................................       (124,573)
   Unearned compensation - equity instruments....................................................     (2,170,838)
   Accumulated deficit...........................................................................    (11,554,189)
                                                                                                   -------------
     Total shareholders' equity..................................................................      1,381,537
                                                                                                   -------------

     Total liabilities and shareholders' equity..................................................  $  16,374,404
                                                                                                   =============

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                       Years Ended November 30,
                                                                                   --------------------------------
                                                                                       2000              1999
                                                                                       ----              ----
Sales...........................................................................   $  36,800,333    $   12,254,241
   Less returns and allowances..................................................         244,973           107,216
                                                                                   -------------    --------------
Net sales.......................................................................      36,555,360        12,147,025
Cost of goods sold..............................................................      26,871,416         9,068,308
                                                                                   -------------    --------------
Gross profit....................................................................       9,683,944         3,078,717
                                                                                   -------------    --------------

Operating expenses:
   Selling and shipping.........................................................       1,953,087         1,030,844
   General and administrative...................................................       5,534,877         2,121,088
   Financial consulting services................................................       1,645,782                --
   Financial consulting services - terminated Global acquisition................       3,704,999                --
   Settlement on termination of the Global acquisition and related write-off....       6,027,603                --
   Provision for bad debts......................................................         939,139                --
                                                                                   -------------    --------------
     Total operating expenses...................................................      19,805,487         3,151,932
                                                                                   -------------    --------------

Loss from operations before other income (expense)..............................     (10,121,543)          (73,215)
                                                                                   -------------    --------------

Other income (expense):
   Investment income............................................................         516,787           216,774
   Interest expense (including amortization of debt costs)......................      (1,684,299)               --
   Loss on disposal of assets...................................................              --           (37,757)
                                                                                   -------------    --------------
     Total other income (expense)...............................................      (1,167,512)          179,017
                                                                                   -------------    --------------

(Loss) income before income taxes...............................................     (11,289,055)          105,802

Income taxes....................................................................          81,314            20,738
                                                                                   -------------    --------------

Net (loss) income...............................................................     (11,370,369)           85,064

Other comprehensive loss:
   Unrealized holding loss on investment securities.............................         (71,717)         (188,319)
   Reclassification adjustment - loss on sale of securities, net of
     taxes of $14,714 ..........................................................              --            23,044
                                                                                   -------------    --------------

Total comprehensive loss........................................................   $ (11,442,086)   $      (80,211)
                                                                                   =============    ==============

Weighted average shares outstanding:
   Basic........................................................................       4,976,947         4,858,024
   Diluted......................................................................       4,976,947         5,876,468
(Loss) earnings per share:
   Basic........................................................................   $       (2.28)   $          .02
   Diluted......................................................................   $       (2.28)   $          .01

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                                                                                       Net Unrealized
                                               Preferred Stock        Common Stock        Additional     Gain (Loss)
                                             ------------------  ---------------------      Paid-In     on Investment
                                              Shares    Amount      Shares     Amount       Capital      Securities
                                              ------    ------      ------     ------       -------      ----------
Balance - December 1, 1998..............           --       --     4,852,894 $   4,853  $   6,369,708   $     135,463

Proceeds on exercise of warrants........           --       --            --        --          8,736              --
Proceeds on exercise of options.........           --       --         6,000         6          7,619              --
Net unrealized loss on available
   for sale securities..................           --       --            --        --             --        (188,319)
Net income..............................           --       --            --        --             --              --
                                             --------  -------   ----------- ---------  -------------   -------------

Balance - November 30, 1999.............           --       --     4,858,894     4,859      6,386,063         (52,856)

Proceeds on exercise of options.........           --       --       103,950       104        176,345              --
Warrants for financial services on
   convertible debt financing...........           --       --            --        --        226,812              --
Financial consulting services...........       20,000  $    20       100,000       100      3,816,500              --
Financial consulting services  -
   Mail Acquisition.....................        5,000        5       200,000       200        606,983              --
Financial consulting services -
   terminated Global acquisition........       45,000       45       700,000       700      3,704,254              --
Options for consulting services.........           --       --            --        --        186,352              --
Proceeds on exercise of underwriters'
   warrants.............................           --       --        23,400        23        116,617              --
Proceeds on exercise of A warrants......           --       --         1,031         1          5,154              --
Net unrealized loss on available
   for sale securities..................           --       --            --        --             --         (71,717)
Net loss................................           --       --            --        --             --              --
                                             --------  -------   ----------- ---------  -------------   -------------

Balance - November 30, 2000.............       70,000  $    70     5,987,275 $   5,987  $  15,225,080   $    (124,573)
                                             ========  =======   =========== =========  =============   =============


                                                Unearned
                                             Compensation -                        Total
                                                 Equity        Accumulated      Shareholders'
                                               Instruments       Deficit          Equity
                                               -----------       -------          ------
Balance - December 1, 1998..............                --    $    (268,884)  $   6,241,140

Proceeds on exercise of warrants........                --               --           8,736
Proceeds on exercise of options.........                --               --           7,625
Net unrealized loss on available
   for sale securities..................                --               --        (188,319)
Net income..............................                --           85,064          85,064
                                             -------------    -------------   -------------

Balance - November 30, 1999.............                --         (183,820)      6,154,246

Proceeds on exercise of options.........                --               --         176,449
Warrants for financial services on
   convertible debt financing...........                --               --         226,812
Financial consulting services...........     $  (2,170,838)              --       1,645,782
Financial consulting services  -
   Mail Acquisition.....................                --               --         607,188
Financial consulting services -
   terminated Global acquisition........                --               --       3,704,999
Options for consulting services.........                --               --         186,352
Proceeds on exercise of underwriters'
   warrants.............................                --               --         116,640
Proceeds on exercise of A warrants......                --               --           5,155
Net unrealized loss on available
   for sale securities..................                --               --         (71,717)
Net loss................................                --      (11,370,369)    (11,370,369)
                                             -------------    -------------   -------------

Balance - November 30, 2000.............     $  (2,170,838)   $ (11,554,189)  $   1,381,537
                                             =============    =============   =============

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended November 30,
                                                                                   --------------------------------
                                                                                       2000              1999
                                                                                       ----              ----
OPERATING ACTIVITIES:
Net (loss) income...............................................................   $ (11,370,369)   $       85,064
Adjustments to reconcile net (loss) income to net cash provided  by (used in)
   operating activities:
   Depreciation and amortization................................................         293,385            49,254
   Provision for losses on notes and accounts receivable........................         939,139             6,910
   Amortization of loan costs...................................................         931,400                --
   Deferred income taxes........................................................          89,223            (1,192)
   Financial consulting services paid with stock................................       1,645,783                --
   Financial consulting services - terminated Global transaction paid
     in warrants ...............................................................       3,704,999                --
   Option issued for consulting services........................................         186,352                --
   Settlement on termination of Global acquisition..............................       5,134,828                --
   Loss on disposal of assets...................................................              --            37,757
     Changes in operating assets and liabilities:
       Accounts receivable......................................................        (772,478)       (1,068,584)
       Inventory................................................................      (1,575,297)         (282,956)
       Prepaid expenses and taxes...............................................        (869,324)          (55,627)
       Other assets.............................................................           2,188           (27,030)
       Accounts payable.........................................................         913,021           177,767
       Accrued expenses and taxes...............................................       1,706,455           100,981
                                                                                   -------------    --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............................         959,305          (977,656)
                                                                                   -------------    --------------

INVESTING ACTIVITIES:
Purchase of marketable securities...............................................        (143,992)         (196,298)
Sale of marketable securities...................................................              --           975,856
Acquisition of fixed assets.....................................................        (265,607)          (45,873)
Loans to Global DataTel, Inc....................................................      (4,015,906)       (1,000,000)
Loans to MailEncrypt.com, Inc...................................................        (875,000)               --
                                                                                   -------------    --------------
NET CASH USED IN INVESTING ACTIVITIES...........................................      (5,300,505)         (266,315)
                                                                                   -------------    --------------

FINANCING ACTIVITIES:
Proceeds from convertible notes borrowing.......................................       7,000,000                --
Proceeds from note borrowing....................................................         494,378                --
Loan costs related  to convertible notes........................................        (704,588)               --
Proceeds on exercise of warrants and options....................................         298,244            16,361
                                                                                   -------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................       7,088,034            16,361
                                                                                   -------------    --------------

NET CHANGE IN CASH..............................................................       2,746,834        (1,227,610)
CASH AT BEGINNING OF YEAR.......................................................         159,612         1,387,222
                                                                                   -------------    --------------
CASH AT END OF YEAR.............................................................   $   2,906,446    $      159,612
                                                                                   =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid...............................................................   $     515,975    $       11,618
                                                                                   =============    ==============
Interest paid...................................................................   $      28,334    $           --
                                                                                   =============    ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unearned compensation from warrants used to pay for future financial
   consulting services..........................................................   $   2,170,838    $           --
Warrants used to pay for loan costs of convertible notes........................         226,812                --
Stock used to pay for acquisition costs of Mail.................................         607,188                --

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF COMPANY'S BUSINESS

Surge Components, Inc. ("Surge") was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and rectifiers, to customers located principally throughout the United States. On June 24, 1988, Surge formed Challenge/Surge Inc. ("Challenge"), a wholly-owned subsidiary to engage in the distribution of electronic component products from established brand manufacturers to customers located principally throughout the United States. Surge and Challenge products are principally used in the electronic circuitry of diverse products, including automobiles, cellular telephones, computers and consumer electronics. Surge and Challenge operate in the same industry segment.

In January 2000, Surge formed Mail Acquisition Corp. ("MAC") a Delaware corporation, as a wholly-owned subsidiary. On November 16, 2000, MailEncrypt.com, Inc. ("Mail"), a California based development stage company, developing Web-based encrypted e-mail solutions was acquired conditionally by MAC. (See Note 2.)

In January 2000, Surge formed GDIS Acquisition Corp., a Delaware corporation, as a wholly owned subsidiary. On November 30, 2000, this inactive subsidiary changed its name to SolaWorks, Inc. ("SolaWorks").

In March 2000, Surge formed Superus Holdings, Inc. ("Superus"), a Delaware corporation, as a wholly owned subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Surge, Challenge, SolaWorks and Superus (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The assets, liabilities and operations of Mail at November 30, 2000 and for the period November 16, 2000 through November 30, 2000 have not been consolidated with those of the Company. The agreement with Mail, as amended on March 6, 2001, provides, among other things, that (i) should the shareholders of the Company not approve the conversion of the preferred shares issued for the Mail acquisition into common stock on or before July 1, 2001, or (ii) if the Company does not file certain proxy statement(s) and a registration statement with the Securities and Exchange Commission by March 31, 2001, or (iii) if the Company does not meet specified funding requirements of Mail at any time prior to May 31, 2001, then the former Mail shareholders have the option until August 16, 2001 to terminate the acquisition. If the above conditions are met or the unwind provision lapses, Mail will be included in the consolidated financial statements of the Company.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized when product is shipped from the Company's warehouse. For direct shipments, revenue is recognized when product is shipped from the Company's supplier.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, investments in debt and marketable equity securities are reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities available for sale. The unrealized gain (loss) on these securities is reflected as a separate component of shareholders' equity and any changes in their value have been reflected in the comprehensive loss. No tax benefit has been recorded from the unrealized loss due to the uncertainty of its realization. The value of these securities at November 30, 2000 is as follows:

   Cost.................................................  $   2,429,147
   Cumulative unrealized loss...........................       (124,573)
                                                          -------------
                                                          $   2,304,574
                                                          =============

Cost used in the computation of realized gains and losses is determined using the average cost method. During 1999, the Company sold $975,856 of the marketable securities and had a realized loss of $37,757. During 2000, there were no sales of these securities.

Inventories

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. Inventory in transit from the suppliers at November 30, 2000 approximated $210,000. The Company, at November 30, 2000, has a reserve against slow moving and obsolete inventory of approximately $638,000.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

Fixed assets are recorded at cost. Depreciation is generally provided on a straight line method for property and amortization of leasehold improvements is provided for on the straight-line method over the shorter of the lease term or the estimated useful lives of the various assets as follows:

  Furniture, fixtures and equipment ...................  5 - 7 years
  Computer equipment ..................................  5 years
  Leasehold improvements...............................  Estimated useful life

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

Concentration of Credit Risk

The Company's concentrations of credit risk consist principally of notes and accounts receivable. The Company maintains substantially all of its cash balances in two financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 2000, the Company's uninsured cash balances totaled approximately $2,600,000.

Deferred Acquisition Costs

Deferred acquisition costs consist of expenses principally from financial consulting services related to the acquisition of Mail and will either be included in the cost of the acquisition of Mail or expensed depending on whether the Company must transfer Mail back to its former owners and the Series B preferred stock must be returned to the Company.

Income Taxes

The Company provides for deferred income taxes using the liability method. Deferred income taxes arise primarily from the differences in the recording of the net operating loss, expenses and write offs related to the terminated Global acquisition, allowance for bad debts and depreciation expense for financial reporting and income tax purposes. Income taxes are reported pursuant to SFAS No. 109 "Accounting for Income Taxes."

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net income (loss) and net income (loss) per share as if the stock-based compensation was measured utilizing the fair value method as well as certain other information. The Company accounts for stock-based compensation to nonemployees using the fair value method in accordance with SFAS No. 123.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable-net, accounts payable and accrued expenses approximate their fair value based on the nature of those items.

The fair value of the convertible notes payable not in compliance with their terms, is not reasonably determinable since the terms and conditions of these notes have not been strictly complied with. The remaining notes payable approximate their fair value given their existing features including convertibility.

Estimated fair value of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants and the conversion of notes payable and preferred stock. The Company had a net loss for the fiscal year ended November 30, 2000, and accordingly, potential common shares are excluded from this computation as the effect would be anti-dilutive. These potential dilutive common shares consist of options (2,040,050 shares), warrants (5,482,169 shares), convertible notes payable including interest (3,082,096 shares) and preferred stock (2,521,400 shares) totaling 13,125,715 shares.

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in an accounting principle at the time of implementation, in accordance with APB Opinion 20, "Accounting Changes." Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101. Management believes that the adoption had no effect on the Company's revenue recognition policies. The Company adopted this pronouncement during the fiscal year ended November 30, 2000.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Stock Issued to Employees." Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously granted stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of this interpretation had no effect on the financial statements for the fiscal year ended November 30, 2000.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 3 - TERMINATED ACQUISITION OF GLOBAL DATATEL, INC.

During the fiscal year ended November 30, 2000, the Company recognized approximately $9,733,000 in expenses for the termination on November 3, 2000 of an Asset Purchase Agreement with Global DataTel, Inc. ("Global"), comprising a settlement of approximately $6,028,000 and financial consulting fees of approximately $3,705,000.

In October 1999, the Company entered into a merger agreement with Global. In December 1999, the parties terminated the merger agreement and the Company entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries ("Global Acquisition") in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), which were being held in escrow by Surge. Upon the termination of the acquisition, the Series A Preferred shares were returned to the Company for cancellation and a proposed recapitalization has not been effected.

On November 3, 2000, due to failures in obtaining regulatory and other required approvals and various conditions not having been met by Global, the Company terminated the Asset Purchase Agreement. The Company entered into a Termination, Release and Debt Discharge Agreement with Global in which approximately $4,505,000 of Global indebtedness, plus interest of approximately $119,000 as of November 3, 2000, due to the Company under a loan and pledge agreement was settled. In connection with the settlement, the Company released Global from its loan and related interest obligations and the Company obtained a new note for $1,250,000 due on December 4, 2001, with interest at 10% per annum, that was to be cancelled if no litigation commenced against the Company relating to Global and/or the termination agreement. Litigation has been initiated against the Company related to Global (Note 17). The Company has provided a 100% reserve for this new note due to doubtful collectibility. In addition, the Company had given as collateral, a $500,000 certificate of deposit for Global bank loans. The Company has written off the value of the certificate of deposit due to Global's inability to repay its loans.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 4 - ACQUISITION OF MAILENCRYPT.COM, INC.

In February 2000, the Company entered into a merger agreement to purchase Mail in exchange for 1,821,400 shares of Superus Class B Common Stock. On November 16, 2000, the Company, Mail, MAC and the former Mail shareholders executed a Merger Agreement and Plan of Reorganization superseding the February 2000 agreement to reflect the termination of the Global Acquisition and the elimination of Superus Class B Common Stock. On November 16, 2000, the Company issued 182,140 shares of Voting Redeemable Convertible Series B Preferred Stock of the Company to the shareholders of Mail, subject to shareholder approval. The Series B Preferred Stock is convertible into the Company's common stock at a rate of 10 for 1 and has 5.4 votes per share. The Company, as part of the requirements to be listed on NASDAQ, is required to obtain shareholder approval for such conversion of preferred stock into common stock. Under the agreement, as amended on March 6, 2001, the holders of the Series B Preferred Stock may reacquire Mail using the Series B Preferred Stock as sole consideration if, among other things, shareholder approval is not received by July 1, 2001. The holders of the Series B Preferred Stock have until August 16, 2001 to unwind the transaction. The Company paid a finder's fee to an investment banker, valued at $268,750, based upon the market price of 100,000 shares of its common stock on the date issued.

The acquisition as presently constituted will be treated as a purchase for accounting purposes when the conditions permitting the transaction to be finalized are met. If the Mail acquisition had occurred as of March 17, 1999, date of inception of Mail, the unaudited pro forma results of operations would have been as follows:

                                           Year Ended November 30,
                                      --------------------------------
                                           2000               1999
                                           ----               ----
                                        (unaudited)        (unaudited)

Pro forma net sales.................  $   36,555,360      $  12,147,025
                                      ==============      =============
Pro forma net loss..................  $  (12,219,362)     $  (1,725,545)
                                      ==============      =============
Pro forma net loss per share........  $        (1.80)     $        (.26)
                                      ==============      =============

As of November 30, 2000, the Company had advanced to Mail, $875,000 in loans with interest at 10% per annum. The Company has provided for a 100% reserve against these loans due to doubtful collectibility. Subsequent to November 30, 2000, the Company continues to advance additional funds.

If the transaction is unwound, these loans would be convertible into Mail's common stock at $5.58 per share.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following at November 30, 2000:

         Furniture and fixtures....................  $   145,671
         Leasehold improvements....................      250,719
         Computer equipment........................      284,993
                                                     -----------
                                                         681,383
         Less - accumulated depreciation...........      476,675
                                                     -----------
                                                         204,708
         Construction in progress..................       88,920
                                                     -----------
                  Total fixed assets...............  $   293,628
                                                     ===========

Depreciation and amortization expense for the years ended November 30, 2000 and 1999 was $293,385 and $49,254, respectively, including amortization of leasehold improvements which the Company will only be using until its move to its new premises.

Construction in progress consists of costs relating to the improvements the Company is making to its new location. The Company estimates the total cost of these improvements will be approximately $940,000. Amortization of construction in progress costs (leasehold improvements) will commence when the new premises are occupied.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 6 - CONVERTIBLE NOTES PAYABLE NOT IN COMPLIANCE WITH THEIR TERMS

In March 2000, the Company completed a $7,000,000 private placement offering ("Private Placement") of convertible promissory notes (the "Notes"). A significant portion of the proceeds from the Private Placement were loaned to Global and Mail. The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000 or earlier, upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into the Company's common stock at a conversion price of $2.50 per share. On February 1, 2001, Nasdaq advised the Company that in order to comply with Nasdaq's rules, the Company must limit the delivery of the conversion shares to no greater than 19.9% (991,462 shares) of the Company's outstanding shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 shares of the Company's common stock. The Company has not repaid the remaining Notes and the related accrued interest, nor has the Company delivered conversion shares for the balance of the Notes, which by their terms were to automatically convert into the Company's common stock. The remaining Notes and the accrued interest will be converted into shares and delivered to the noteholders if shareholder approval is obtained. As such, the Company, as of December 31, 2000, was not in compliance with the terms of these Notes. However, all shares underlying the notes are subject to a lock-up agreement which commenced on September 26, 2000, but has been modified to permit sales of such shares commencing in March 2001. The Company intends to seek shareholder approval to convert the remaining Notes.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

In November 2000, the Company raised approximately $513,000, including approximately $256,000 of existing debt plus accrued interest in exchange for convertible notes due December 31, 2001. The notes bear interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until the outstanding principal amount is either converted into common stock, at the option of the holder or paid in full at maturity. These notes are convertible into common stock at $2.56 per share, the market price of common stock at the date the convertible notes were sold.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 8 - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Pension expense for the years ended November 30, 2000 and 1999 was $843 and $2,068, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

Preferred Stock

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series.

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock ("Series A Preferred"). No Series A Preferred shares, which were to be issued in connection with the acquisition of Global (Note 3), were outstanding as of November 30, 2000.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock ("Series B Preferred"). The Series B Preferred is redeemable by the Company, under certain terms as defined, for nominal consideration. In November 2000, 182,140 shares of the Series B Preferred were issued to the former shareholders of Mail in connection with the Mail Merger (Note 4).

In November 2000, the Company authorized the issuance of up to 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock ("Series C Preferred") in payment for financial consulting services. Each share of Series C Preferred is automatically convertible into 10 shares of the Company's Common Stock upon shareholder approval. If the Series C Preferred stock is not converted into common stock on or before April 15, 2001, these shares will be entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year. In addition, these shares have a liquidation preference of $5.00 per share. The Series C Preferred is redeemable by the Company, under certain terms as defined, at $5.00 per share. In November 2000, 70,000 shares of Series C Preferred were issued in payment of past financial consulting services.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

Warrants

In connection with the 1995 Private Placement, the Company issued 1,700,000 warrants, with an adjusted exercise price of $5 per share. These warrants expire on July 31, 2003.

On August 8, 1996, the Company completed a public offering (the "Public Offering") under the Securities Act of 1933 as amended. The offering consisted of 1,725,000 units (the "Units"), at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the "Common Shares") and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase one share of common stock for a period of five years commencing July 31, 1998 at $5.00 per share, subject to redemption. The Company can call these warrants through their expiration date (July 31, 2003) at a price of $.05 per warrant. The Company must give the warrantholders at least forty five days prior written notice and only when the bid price, for the period defined in the Agreement, is at least $7.50 per share. At November 30, 2000, 1,031 of the warrants had been exercised.

In connection with the Company's Public Offering, the underwriters received Unit Purchase Options ("UPOs") to purchase 172,500 of the Units at $5.12 per Unit. The Underwriter UPOs expire on August 8, 2001.

UPO transactions for the years ended November 31, 2000 and 1999 were as follows:

                                                  Shares Available         Warrants Available
                                                     Under UPOs                Under UPOs
                                                     ----------                ----------
Balance outstanding - December 1, 1998 .........        172,500                  172,500
     Exercised..................................             --                  (54,600)
                                                     ----------               ----------
Balance outstanding - November 30, 1999.........        172,500                  117,900
     Exercised..................................        (23,400)                  (3,600)
                                                     ----------               ----------
Balance outstanding - November 30, 2000.........        149,100                  114,300
                                                     ==========               ==========

In March 1999, the underwriters exercised a portion of the UPOs to acquire 54,600 warrants, at $.16 each, included in the UPOs, for $8,736.

During the year ended November 30, 2000, the underwriters exercised a portion of the UPOs to acquire 23,400 shares of the Company's common stock, at $4.96 per share, and 3,600 warrants, at $.16 per warrant, for aggregate proceeds of $116,640.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

Warrant transactions for the years ended November 30, 2000 and 1999 are as follows:

                                                                                                Weighted Average
                                                                                Warrants         Exercise Price
                                                                                --------         --------------
Warrants outstanding December 1, 1998.....................................      3,425,000          $    5.00
     Warrants issued under UPO's..........................................         54,600          $    5.00
     Granted..............................................................             --
     Exercised............................................................             --
     Canceled.............................................................             --
                                                                              -----------
Warrants outstanding November 30, 1999....................................      3,479,600          $    5.00
     Warrants issued under UPO's..........................................          3,600          $    5.00
     Granted (Note 13)....................................................      2,000,000          $    3.00
     Exercised............................................................         (1,031)         $    5.00
     Canceled.............................................................             --
                                                                              -----------
Warrants outstanding November 30, 2000....................................      5,482,169          $    4.27
                                                                              ===========

1995 Employee Stock Option Plan

In January 1996, the Company adopted, and shareholders ratified in February 1996, the 1995 Employee Stock Option Plan ("Option Plan"). The plan provided for the grant of options to qualified employees of the Company, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 common shares. In March 1998, the plan was amended to increase the number of common shares available to 850,000.

Stock option plan activity is summarized as follows:

                                                                                                Weighted Average
                                                                                 Shares          Exercise Price
                                                                                 ------          --------------
Options outstanding December 1, 1998......................................        313,000          $    1.52
     Granted..............................................................        187,000          $    1.65
     Exercised............................................................         (6,000)         $    1.25
     Canceled.............................................................         (4,000)         $    2.00
                                                                               ----------
Options outstanding November 30, 1999.....................................        490,000          $    1.59
     Granted..............................................................        219,000          $    2.77
     Exercised............................................................       (103,950)         $    1.70
     Canceled.............................................................             --          $      --
                                                                               ----------
Options outstanding November 30, 2000.....................................        605,050          $    1.90
                                                                               ==========
Options exercisable November 30, 2000.....................................        532,216          $    1.86
                                                                               ==========

                                     F - 18

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

Exercise prices for options outstanding as of November 30, 2000 ranged from $1.25 to $4.56. The weighted-average remaining contractual life of these options is approximately four years.

Additional Stock Options Granted

In December 1998, the Company granted options to purchase 5,300,000 shares (the "December 1998 Options") of the Company's common stock to certain of its officers and directors/shareholders. The options were exercisable four years from the grant date (December 28, 2002) at an exercise price of $2 per share (market value on the date of the grant). The options were to expire five years from the date of the grant. In connection with the issuance of options under the Superus Stock Plan (see below), these options were canceled.

In November 2000, the Company granted options to purchase 1,435,000 shares of the Company's common stock to certain of its officers and employees. The options are exercisable for a five year period at an exercise price of $2.90 per share (market value on the date of the grant). The options vest at various dates over the next three years.

On January 15, 2001, the Company granted an option to purchase 25,000 shares of the Company's common stock to a director upon his appointment to the Board of Directors. The option vests over a two year period and is exercisable at $2.00 per share (the market price on the date of grant).

In March 2001, the Company granted an officer/director an option to purchase 500,000 shares of the Company's common stock at an exercise price of $2.90 per share. In addition, the Company issued to certain officers/directors options to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of $2.00 per share.

In March 2001, the Company also granted options to certain officers/directors to purchase an aggregate of 2,650,000 shares of the Company's common stock exercisable at $2.00 per share; the exercise of these options being subject to
(i) obtaining shareholder approval and (ii) the cancellation of options to purchase 2,650,000 shares of Superus' common stock (see below).

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

Superus Stock Option Plan

In February 2000, Superus adopted, and the Company as sole shareholder ratified, the Superus 2000 Stock Incentive Plan (the "Superus Plan"). The Superus Plan provides for the grant of options to qualified employees, independent contractors, consultants and other individuals to purchase an aggregate of 15 million shares of common stock. During March 2000, the same recipients of the December 1998 options were granted 2,650,000 options to purchase a tracking stock, which are exercisable until December 28, 2002, at an exercise price of $2.69 per share. Upon shareholder approval in September 2000, the options became immediately exercisable. In December 2000, the options became exercisable for Superus common stock since a determination was made that no tracking stock would be issued.

Superus Plan activity is summarized as follows:

                                                                                                Weighted Average
                                                                                 Shares          Exercise Price
                                                                                 ------          --------------
Options outstanding December 1, 1999......................................             --          $      --
     Granted..............................................................      4,885,000          $    4.31
     Exercised............................................................             --          $      --
     Canceled.............................................................       (300,000)         $    4.75
                                                                               ----------
Options outstanding November 30, 2000.....................................      4,585,000          $    4.28
                                                                               ==========
Options exercisable November 30, 2000.....................................      3,394,987          $    3.52
                                                                               ==========

Exercise prices for Superus options outstanding as of November 30, 2000 ranged from $2.69 to $6.50. The weighted-average remaining contractual life of these options is approximately five years.

In January 2001, options to purchase 1,735,000 shares of Superus' common stock granted in the year ended November 30, 2000 were canceled.

In March 2001, holders of options to purchase 2,850,000 shares of Superus' common stock agreed that, upon shareholder approval of the grant of options to purchase 2,850,000 shares of the Company's common stock, they will forfeit their Superus options.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

Stock Options

The Company has determined its pro forma net earnings (loss) and earnings (loss) per share information as required by SFAS No. 123 "Accounting for Stock Issued to Employees" as if the Company had elected to account for these options utilizing SFAS No. 123 fair value methods. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option- pricing model with the following weighted average assumptions: expected volatility of 122% and 179% for awards granted in 2000 and 63.13%, 86.78% and 85.81% for awards granted in 1999; risk free interest rate of 6.75% in 2000 and 1999; and expected lives of 4 to 5 years. The fair value of the options granted was $376,900 ($2.30 per share), $38,958 ($3.90 per share), and $5,266,094 ($2.76 per share), in 2000 and $1,557,240, $62,330 and $48,262 in 1999.

The pro forma basic net loss and loss per share for the year ended November 30, 2000 and 1999 would have been $(17,052,321) and $(1,582,768) and $(3.43) and
$(.33), respectively, had the fair value method been applied.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1997. Additionally, future amounts are likely to be affected by the number of equity instruments granted and the vesting of such awards.

Recapitalization

The Company has determined, at least temporarily, not to seek shareholder approval to or otherwise consummate a recapitalization of the Company. Under the proposed recapitalization plan, the Company was to merge with and into Superus, which would have become the parent company and the operations of Surge and Challenge would then be transferred to a new wholly owned subsidiary ("New Surge") of Superus.

Shareholder Protection Rights Plan

The Company has adopted a Shareholder Protection Rights Plan (the "Rights Plan") whereby each shareholder of record on July 10, 1997 received, for each share held by such shareholder (4,832,958 shares outstanding), two rights to purchase the Company's common stock at $.01 per share for a five year period expiring June 30, 2002. The Rights Plan provides that if a person acquires more than 20% of the issued and outstanding common shares of the Company, all shareholders of record, except someone who becomes a 20% shareholder, shall be entitled to exercise the rights.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. The Company's deferred income taxes are comprised of the following:

Deferred tax assets (substantially all non-current)

         Net operating losses............................... $ 1,724,000
         Bad debts..........................................     361,000
         Settlement of terminated Global acquisition........   1,929,000
         Other reserves.....................................     240,000
         Depreciation.......................................      78,000
         Capital loss.......................................      14,000
                                                             -----------
         Total deferred tax assets..........................   4,346,000
         Valuation allowance................................   4,346,000
                                                             -----------
         Deferred tax assets................................ $        --
                                                             ===========

At November 30, 2000, the deferred tax assets are fully offset by valuation allowances as the Company has not determined that it is more likely than not that the available losses will be utilized.

The Company's income tax expense (benefit) consists of the following:

                                                 Year Ended November 30,
                                                ---------------------------
                                                   2000           1999
                                                   ----           ----
         Current:
              Federal........................   $       --     $    12,611
              States.........................       (7,909)          9,319
                                                ----------     -----------
                                                    (7,909)         21,930
                                                ----------     -----------
         Deferred:
              Federal........................       64,656            (915)
              States.........................       24,567            (277)
                                                ----------     -----------
                                                    89,223          (1,192)
                                                ----------     -----------
         Provision for income taxes..........   $   81,314     $    20,738
                                                ==========     ===========

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $4,600,000 which expire in 2020. The utilization of this operating loss carryforward may be limited based upon future changes in ownership as defined in the Internal Revenue Code.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

The differences between the statutory tax rate of 34% and the Company's effective rate of 1% is substantially due to net operating losses for which there is no tax benefit and settlement of the terminated acquisition not currently deductible, all of which is offset by a valuation allowance. During the year ended November 30, 2000, this valuation allowance increased by $4,346,000.

NOTE 11 - RENTAL COMMITMENTS

Related Parties

The Company leases its current office and warehouse space through December 31, 2008 from a corporation that is controlled by certain officers/shareholders of the Company. In 2000, the Company entered into an agreement with another corporation that is controlled by the same officers/shareholders of the Company to lease new office and warehouse space through 2010. In April 2001, the Company intends to move its operations into these facilities upon completion of improvements and is currently negotiating to sublet its current premises. Annual minimum rental payments to these related parties will approximate $175,000 for the new premises for the fiscal year ending November 30, 2001, and will increase at the rate of three per cent per annum throughout the lease term. The lease for the current location will be terminated, without penalty, when the premises are vacated.

Other

In March 2000, Superus entered into a lease agreement for office space through 2005. Surge has provided the landlord with a letter of credit as security in the amount of $344,604, renewable on a yearly basis.

The future minimum rental commitments for all of the above leases as of November 30, 2000 are as follows:

                  Year Ending
                  November 30,
                 -------------
                     2001........................  $    600,000
                     2002........................       607,000
                     2003........................       615,000
                     2004........................       623,000
                     2005........................       488,000
              2006 and thereafter................     1,333,000
                                                   ------------
                                                   $  4,266,000
                                                   ============
                                     F - 23

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 11 - RENTAL COMMITMENTS (Continued)

Rental expense for the years ended November 30, 2000 and 1999, was $328,880 and $84,767, respectively.

NOTE 12 - EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, as amended in April 2000, expiring on July 30, 2003 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company which provides each with a base salary of $200,000, subject to certain increases as defined, per annum plus fringe benefits and bonuses. The bonuses are based on operating performance of Surge and Challenge as defined by the Company's Board of Directors. Bonuses for the year ended November 30, 2000 totaled approximately $1,179,000 for the two officer/stockholders. The agreement also contains provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract. If the proposed recapitalization plan is effected, under certain circumstances relating to, among other things, the operations, control, sale of New Surge, these two officers will have a right of first refusal to purchase New Surge under the terms as defined in the agreement. In addition, if the Company makes or receives a "firm commitment" for a public offering of the Company's common stock, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company's common stock, provided they do not voluntarily terminate their employment. Upon the grant of these warrants, the Company will record a compensation charge equal to the difference between the market price on the date of grant and the exercise price of the warrant. The charge may be significant.

On February 16, 2000, the Company entered into a three year employment agreement with the Chairman of the Board and Chief Executive Officer. The agreement calls for a base salary of $200,000 per annum and provides for an annual bonus at the discretion of the Board of Directors. In addition, the Company granted him ten year options to purchase 1,500,000 shares of the Superus proposed tracking stock exercisable at $6.50 per share. This option was canceled in January 2001, as, effectively, the proposed business segment to which the option's underlying tracking stock was to relate was never established as planned.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000


NOTE 12 - EMPLOYMENT AND OTHER AGREEMENTS (continued)

On March 20, 2000, the Company entered into a four year employment agreement with another individual to be the Vice President of Corporate Development and calls for a base salary of $150,000 per annum and provides for an annual bonus at the discretion of the Board of Directors. In addition, he also received ten year options to purchase 200,000 shares of the Superus tracking stock at $6.50 per share. This option was canceled in January 2001, as, effectively, the proposed business segment to which the option's underlying tracking stock was to relate was never established as planned.

In February 2000, the two founders of Mail each entered into one-year employment agreements with the Company, which are to be followed, by six-month consulting agreements. The two founders are each being paid a base salary of $125,000 per annum.

NOTE 13 - FINANCIAL CONSULTING AGREEMENT

On November 24, 2000, the Company entered into a services agreement with a financial consultant for which the consultant received an aggregate of 900,000 shares of the Company's common stock, 70,000 shares of the Series C Preferred stock (see Note 9) and warrants to purchase 2,000,000 shares of the Company's common stock at $3 per share, valued at $2.27 per warrant, in exchange for past services in the amount of approximately $5,916,000 and approximately $2,171,000 for future services (over a six month period commencing November 24, 2000) and expenses. Included in the past services are fees totaling $338,438 relating to services and expenses of the Mail Merger, $302,812 relating to a previously terminated proposed acquisition of Orbit Networks, Inc., $226,812 for expenses relating to the private placement of the $7 million Convertible Notes and $3,704,999 relating to the terminated Global acquisition.

NOTE 14 - MAJOR CUSTOMERS

The Company has one customer, which is owned by an employee of the Company, which accounted for 29% and 17% of net sales for the years ended November 30, 2000 and 1999, respectively, and accounted for 21% of accounts receivable at November 30, 2000. Company personnel perform all services incidental to the operations of this customer. The Company evaluates its relationship with this customer at least annually which has resulted in special billing enabling the Company to invoice an additional $204,000 in the year ended November 30, 2000. In addition, two customers each accounted for 11% of net sales for the year ended November 30, 1999.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 15 - MAJOR SUPPLIERS

There were no suppliers accounting for 10% or more of purchases during the year ended November 30, 2000. The Company made purchases from two suppliers, which accounted for 19% and 14% of purchases for the year ended November 30, 1999.

The Company purchases a significant portion of its products overseas. For the year ended November 30, 2000, 14% were from Taiwan, 6% were from Hong Kong, 6% were from elsewhere in Asia and 12% were from overseas outside of Asia.

NOTE 16 - EXPORT SALES

The Company's export sales approximated:

                                             Year Ended November 30,
                                           ---------------------------
                                              2000           1999
                                              ----           ----
         Canada.........................   $   744,000    $     66,000
         Asia...........................     2,937,000       1,314,000
         Europe.........................       237,000          74,000
         Central America................            --          33,000


NOTE 17- CONTINGENCIES

A) In September 2000, Surge and Global were named in an arbitration instituted by Efflux Inc. with the American Arbitration Association. The allegations by Efflux relate solely to the relationship between Efflux and Global and certain services allegedly provided by Efflux to Global under several written contracts, and Global's alleged failure to pay for such services, alleging damages of approximately $285,740 plus expenses and consequential damages. Surge was originally named as a "relief respondent" under the theory of successor liability and conversion. Efflux also sought to enjoin Surge from converting Efflux's work product, and for damages relating to any use of their product to date. The proceedings against Surge were withdrawn in February 2001.

B) In December 2000, an arbitration claim filed in Mexico was instituted, naming Superus Holdings and Global in an action asserted by two companies in Mexico. The action alleges that Global did not consummate an agreement to purchase one of the companies. Since the Global acquisition has been terminated, the Company's counsel believes that Superus will be dismissed from such action. If the action is not dismissed, the Company believes that is has meritorious defenses.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 17- CONTINGENCIES (Continued)

C) On September 8, 2000, the U.S. Attorney's Office issued a subpoena to Surge and certain of its officers relating to Global and certain other persons/entities affiliated with Global. The subpoena requested documents and testimony before a grand jury in the U.S. District Court of New Jersey. Surge cooperated in every respect with their investigation. The U.S. Attorney's office has not informed the Company of any further action that will be taken.

D) In addition, as stated in Note 6, the convertible notes not in compliance with their terms were due on December 31, 2000. As of March 9, 2001, fifteen investors in the Notes have requested payment in cash of their Notes aggregating $475,000 in principal amount.

The accompanying financial statements make no provision for any liability that might result from the outcome of these uncertainties.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2001                          Surge Components, Inc.


                                               By: /s/ Ira Levy
                                                   -----------------------------
                                                   Ira Levy, President

/s/ Adam J. Epstein
-------------------------------------             Chairman of the Board and
Adam J. Epstein                                   Acting Chief Executive Officer


/s/ Ira Levy
-------------------------------------             President and Director
Ira Levy


/s/ Steven J. Lubman                              Vice President, Secretary,
-------------------------------------             Chief Financial Officer and
Steven J. Lubman                                  Director (Principal Accounting
                                                  Officer)

/s/ James A. Miller
-------------------------------------             Director
James A. Miller

/s/ David Siegel
-------------------------------------             Director
David Siegel

/s/ Mark Siegel
-------------------------------------             Director
Mark Siegel

                             Surge Components, Inc.

                           ANNUAL REPORT ON FORM 10-K
                       Fiscal Year Ended November 30, 2000

                                  EXHIBIT INDEX

Exhibit
Number       Description of Exhibit
-------      ----------------------

 10.6 Employment Agreement, effective March 20, 2000, between Surge Components, Inc. d/b/a Superus Holdings and Craig Carlson.

 10.17 Lease, dated October 1, 2000, between Great American Realty of 95 Jefryn Blvd., LLC and Surge Components, Inc.

 10.19 Office Lease between One Embarcadero Center Venture and Superus Holdings, Inc., dated March 27, 2000.

 10.20 Agreement, dated as of March 6, 2001, by and among Surge Components, Inc., MailEncrypt, Inc. and the Former Stockholders of MailEncrypt.com Inc.

 11.1        Computation of earnings per share.

 21.1        Subsidiaries of Surge Components, Inc.

 23.1        Consent of Seligson & Giannattasio, LLP

 23.2        Consent of Richard A. Eisner & Company, LLP