Form 10QSB
period 2001-02-28
SURGE COMPONENTS INC
filed 2001-04-19
CIK 747540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended: February 28, 2001

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

                                 (631) 595-1818
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 6,598,287 shares of the registrant's common stock, par value $.001 per share, outstanding as of April 10, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             SURGE COMPONENTS, INC.
              Form 10-QSB, for the Quarter Ended February 28, 2001

                                Table of Contents

                                                                                                            Page(s)
                                                                                                            -------
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Balance Sheets at February 28, 2001 (unaudited) and November
     30, 2000.............................................................................................        3
   Consolidated Statements of Income and Comprehensive Income for the Three Months
     Ended February 28, 2001 (Unaudited) and February 29, 2000 (Unaudited)................................        4
   Consolidated Statements of Cash Flows for the Three Months Ended February 28,
     2001 (Unaudited) and February 29, 2000 (Unaudited)...................................................        5
   Notes to Consolidated Financial Statements.............................................................    6 - 8
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................   9 - 16

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................       17
Item 2.  Changes in Securities............................................................................       17
Item 3.  Defaults Upon Senior Securities..................................................................       17
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       17
Item 5.  Other Information................................................................................  17 - 18
Item 6.  Exhibits and Reports on Form 8-K.................................................................  18 - 19

Signatures................................................................................................       20

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 February 28,        November 30,
                                                                                     2001                2000
                                                                                ---------------    ----------------
ASSETS
Current assets:
   Cash......................................................................   $    2,750,987     $     2,906,446
   Marketable securities - available for sale................................        1,894,248           2,304,574
   Accounts receivable (net of allowance for doubtful accounts of $37,964
     and $27,964)............................................................        2,218,320           3,018,788
   Inventory, net............................................................        2,350,768           3,017,364
   Prepaid expenses and income taxes.........................................        1,086,197             890,698
                                                                                ---------------    ----------------
     Total current assets....................................................       10,300,520          12,137,870
                                                                                ---------------    ----------------
Fixed assets - net of accumulated depreciation of $504,309 and $476,675......          781,881             293,628
                                                                                ---------------    ----------------
Other assets:
   Investment in equity and deferred costs of acquisition ($607,188) subject
     to rescission...........................................................        3,794,188           3,794,188
   Other.....................................................................          157,918             148,718
                                                                                --------------     ----------------
     Total other assets......................................................        3,952,106           3,942,906
                                                                                ---------------    ----------------
     Total assets............................................................   $   15,034,507     $    16,374,404
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Convertible notes payable not in compliance with their terms..............   $    4,521,345     $     4,521,345
   Convertible notes payable.................................................          513,448                  --
   Accounts payable..........................................................        2,039,119           2,196,088
   Accrued salaries..........................................................          203,313             881,997
   Accrued interest payable..................................................          789,413             705,495
   Accrued expenses and taxes................................................          809,971             508,839
                                                                                ---------------    ----------------
       Total current liabilities.............................................        8,876,609           8,813,764
Non-current liabilities:
   Convertible notes payable.................................................               --             513,448
   Convertible notes payable not in compliance with their terms
     (subsequently converted to common stock)................................               --           2,478,655
                                                                                ---------------    ----------------
       Total liabilities.....................................................        8,876,609          11,805,867
                                                                                ---------------    ---------------
Series B preferred stock, redeemable, convertible, voting, 200,000 shares authorized, 182,140 shares issued and outstanding - issued for
   acquisition, subject to rescission........................................        3,187,000           3,187,000
                                                                                ---------------    ----------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock - $.001 par value stock, 1,000,000 shares authorized:
     Series A - 260,000 shares authorized, none outstanding..................
     Series C - 100,000 shares authorized, 70,000 issued and outstanding, non-voting, convertible redeemable, liquidation
       preference of $5 per share............................................               70                  70
   Common stock - $.001 par value stock, 25,000,000 shares authorized,
     7,006,287 and 5,987,275 shares issued and outstanding...................            7,006               5,987
   Additional paid-in capital................................................       17,738,956          15,225,080
   Net unrealized loss on investment securities..............................          (85,678)           (124,573)
   Unearned compensation - equity instruments................................       (1,042,002)         (2,170,838)
   Accumulated deficit.......................................................      (13,647,454)        (11,554,189)
                                                                                ---------------    ----------------
       Total shareholders' equity............................................        2,970,898           1,381,537
                                                                                ---------------    ----------------
       Total liabilities and shareholders' equity............................   $   15,034,507     $    16,374,404
                                                                                ===============    ================

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                 February 28,        February 29,
                                                                                     2001                2000
                                                                                ---------------    ----------------

Sales  ......................................................................   $    6,611,098     $     7,890,922
   Less returns and allowances...............................................           41,431              37,888
                                                                                ---------------    ----------------
Net sales....................................................................        6,569,667           7,853,034
Cost of goods sold...........................................................        5,005,772           5,173,939
                                                                                ---------------    ----------------
Gross profit.................................................................        1,563,895           2,679,095
                                                                                ---------------    ----------------
Operating expenses:
   General and administrative expenses.......................................        2,091,259             862,775
   Selling and shipping expenses.............................................          377,791             458,685
   Financial consulting fees.................................................        1,128,836                  --
                                                                                ---------------    ----------------
       Total operating expenses..............................................        3,597,886           1,321,460
                                                                                ---------------    ----------------
(Loss) income from operations................................................       (2,033,991)          1,357,635
                                                                                ---------------    ----------------
Other income (expense):
   Investment income.........................................................           70,252              92,554
   Interest expense (including amortization of debt costs)...................          (90,589)           (174,733)
   Loss on disposal of assets................................................          (36,028)                 --
                                                                                ---------------    ----------------
       Total other income (expense)..........................................          (56,365)            (82,179)
                                                                                ---------------    ----------------
(Loss) income before income taxes............................................       (2,090,356)          1,275,456
Income taxes.................................................................            2,909             456,372
                                                                                ---------------    ----------------
Net (loss) income............................................................       (2,093,265)            819,084
Other comprehensive (loss) income
   Unrealized holding gain (loss) on securities arising during the period....            2,895             (35,480)
   Reclassification adjustment - loss on sale of securities..................           36,028                  --
                                                                                --------------     ----------------
       Total comprehensive (loss) income.....................................   $   (2,054,342)    $       783,604
                                                                                ===============    ================

Weighted average shares outstanding:
   Basic.....................................................................        6,644,336           4,888,535
   Diluted...................................................................        6,644,336           7,718,871

Earnings per share:
   Basic.....................................................................   $         (.32)    $           .17
   Diluted...................................................................   $         (.32)    $           .11

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                 February 28,        February 29,
                                                                                     2001                2000
                                                                                ---------------    ----------------
OPERATING ACTIVITIES:
   Net (loss) income.........................................................   $   (2,093,265)    $       819,084
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...........................................           27,634              12,533
     Deferred income taxes...................................................               --              (2,150)
     Amortization of loan costs..............................................               --              97,317
     Provision for bad debts.................................................          129,237                  --
     Loss on sale of marketable securities...................................           36,028                  --
     Unearned compensation...................................................        1,128,836                  --
     Changes in operating assets and liabilities -
       Accounts receivable...................................................          671,231            (233,874)
       Inventory.............................................................          666,596             123,608
       Other assets..........................................................         (204,699)            164,287
       Accounts payable......................................................         (156,969)            (14,322)
       Accrued expenses and taxes............................................         (293,631)          1,067,168
                                                                                ---------------    ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..........................          (89,002)          2,033,651
                                                                                ---------------    ----------------

INVESTING ACTIVITIES:
   Net advances to Global DataTel, Inc.......................................               --          (1,165,876)
   Net advances to MailEncrypt.com, Inc......................................               --            (750,000)
   Purchase of marketable securities.........................................          (36,808)            (36,591)
   Proceeds from sale of marketable securities...............................          450,000                  --
   Acquisition of fixed assets...............................................         (515,887)            (21,118)
                                                                                ---------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES........................................         (102,695)         (1,973,585)
                                                                                ---------------    ----------------

FINANCING ACTIVITIES:
   Proceeds from convertible notes payable...................................               --           5,933,272
   Loan costs................................................................               --            (583,900)
   Proceeds from exercise of stock options...................................           36,238             147,040
                                                                                ---------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................................           36,238           5,496,412
                                                                                ---------------    ----------------

NET CHANGE IN CASH...........................................................         (155,459)          5,556,478
CASH AT BEGINNING OF PERIOD..................................................        2,906,446             159,612
                                                                                ---------------    ----------------
CASH AT END OF PERIOD........................................................   $    2,750,987     $     5,716,090
                                                                                ===============    ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid.........................................................   $        2,735     $         1,000
                                                                                ===============    ================
   Interest paid.............................................................   $        6,671     $         4,191
                                                                                ===============    ================
   Conversion of convertible debt into common stock..........................   $    2,478,655     $            --
                                                                                ===============    ================

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc., MailEncrypt, Inc. and SolaWorks, Inc. contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2001 and November 30, 2000 and the statements of income and comprehensive income and cash flows for the three months ended February 28, 2001 and February 29, 2000.

All material intercompany balances and transactions have been eliminated in consolidation. The assets, liabilities and operations of MailEncrypt at November 30, 2000 and for the period December 1, 2000 through February 28, 2001 have not been consolidated with those of the Company. The agreement with MailEncrypt, as amended on March 6, 2001, provides, among other things, that (i) should the shareholders of the Company not approve the conversion of the preferred shares issued for the MailEncrypt acquisition into common stock on or before July 1, 2001, or (ii) if the Company does not file certain proxy statement(s) and a registration statement with the Securities and Exchange Commission by March 31, 2001, or (iii) if the Company does not meet specified funding requirements of MailEncrypt at any time prior to May 31, 2001, then the former MailEncrypt shareholders have the option until August 16, 2001 to terminate the acquisition. If the above conditions are met or the unwind provision lapses, MailEncrypt will be included in the consolidated financial statements of the Company. The Company did not file such proxy statement(s) and registration statement by March 31, 2001.

The consolidated results of operations for the three months ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 2000.

Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001
                                   (Continued)


NOTE 2 - EMPLOYEE STOCK OPTIONS

During the quarter ended February 28, 2001, employee stock options were exercised into 27,550 shares of the Company's common stock for aggregate proceeds totaling $36,238.

In March 2001, the Company granted options to certain officers/directors to purchase an aggregate of 2,650,000 shares of the Company's common stock exercisable at $2.00 per share; the exercise of these options being subject to
(i) obtaining shareholder approval and (ii) the cancellation of options to purchase 2,650,000 shares of Superus common stock.


NOTE 3 - CONVERTIBLE NOTES PAYABLE NOT IN COMPLIANCE WITH THEIR TERMS

In March 2000, the Company completed a $7,000,000 private placement offering ("Private Placement") of convertible promissory notes (the "Notes"). A significant portion of the proceeds from the Private Placement were loaned to Global and MailEncrypt. The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000 or earlier, upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into the Company's common stock at a conversion price of $2.50 per share. On February 1, 2001, Nasdaq advised the Company that in order to comply with Nasdaq's rules, the Company must limit the delivery of the conversion shares to no greater than 19.9% (991,462 shares) of the Company's outstanding shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 shares of the Company's common stock. The Company has not repaid the remaining Notes and the related accrued interest, nor has the Company delivered conversion shares for the balance of the Notes, which by their terms were to automatically convert into the Company's common stock. The remaining Notes and the accrued interest will be converted into shares and delivered to the noteholders if shareholder approval is obtained. As such, the Company, as of December 31, 2000, was not in compliance with the terms of these Notes. However, all shares underlying the notes are subject to a lock-up agreement which commenced on September 26, 2000, but has been modified to permit sales of such shares commencing in March 2001. The Company intends to seek shareholder approval to convert the remaining Notes.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001
                                   (Continued)


NOTE 4 - SUBSEQUENT EVENTS

Partial Cash Recovery of Prior Payments Made

During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain questionable payments of $2,137,208.20 and $773,597.60, respectively. The recipient of these payments has repaid $1 million in cash to the Company in the quarter ending May 31, 2001 and the Company is reviewing its options with regard to the remaining balance. As a result of the foregoing, the Company will record the cash recovery of $1 million in income in the quarter ending May 31, 2001. The Company is taking steps to implement policies to prevent its making any similar future payments and is continuing to review the payments made.

Purchase of Securities from Investment Banker

Pursuant to a Redemption Agreement, dated as of April 3, 2001, among Robert DePalo, Equilink Capital Partners, LLC, and the Company, the Company purchased from Equilink 423,000 shares of the Company's common stock and 8,000 shares of the Company's Series C Preferred Stock for $650,000 in cash. The purchase price for these securities was based upon approximately 95% of the average closing price of the Company's common stock for the five trading days ended on April 2, 2001. The Company received general releases from Equilink, Mr. DePalo and a third party and the Company agreed not to pursue any action against Equilink or Mr. DePalo, except in limited specified situations, in connection with the closing of the redemption transaction. The Company continues to receive Equilink's investment banking services.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Surge Components, Inc. ("Surge") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc. ("Challenge"), MailEncrypt, Inc. ("MailEncrypt"), Superus Holdings, Inc. ("Superus") and SolaWorks, Inc. ("SolaWorks"). However, for the reasons as more fully discussed in our financial statements and related notes, and our Annual Report on Form 10-KSB for the year ended November 30, 2000, our financial statements and related disclosures included in this Form 10-QSB do not consolidate the financial position or results of operations of MailEncrypt with those of our company.

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o        our business strategies and future plans of operations,
o our decision to not proceed with the proposed recapitalization merger of Surge into Superus, pursuant to which we were to become a Delaware corporation,
o        our ability to obtain shareholder approvals for the
         o conversion into common stock of our outstanding 12% Convertible Promissory Notes and related accrued interest,
         o conversion into common stock of our outstanding Voting Redeemable Convertible Series B Preferred Stock,
         o conversion into common stock of our Non-Voting Redeemable Convertible Series C Preferred Stock and the issuance of common stock upon exercise of warrants issued to our financial consultant, and
         o issuance of common stock upon exercise of options issued to our officers and directors,
o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
o        our historical losses,
o the decline in sales by our Challenge subsidiary due to the current surplus of electronic component parts in the broker distributor market,

o the competitive environments within the electronic components and the e-mail encryption industries,
o        our ability to raise additional capital, if and as needed,
o        the cost-effectiveness of our product development activities,
o political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials,
o our ability to combine our various operations so that they may work together and grow successfully,
o the market acceptance, revenues and profitability of our current and future products and services,
o the extent that our distribution network and marketing programs achieve satisfactory response rates,
o the success of MailEncrypt and our entrance into the Internet business, and
o other risks detailed in this Quarterly Report on Form 10-QSB and from time to time in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB, our Annual Report on Form 10-KSB for the year ended November 30, 2000 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in the Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

Consolidated net sales for the three months ended February 28, 2001 decreased by approximately $1,283,000, or 16%, to $6,570,000, as compared to net sales of $7,853,000 for the three months ended February 29, 2000. The net sales for Surge without Challenge increased by $465,000 or 22%, when compared to the three months ended February 29, 2000. This growth was primarily attributable to increased sales volumes with new customers, as a result of our investment in an increased sales force. In addition, our existing customers are buying additional product lines.

The net sales for Challenge during the three months ended February 28, 2001, decreased by approximately $1,749,000, or 31%, when compared to the three months ended February 29, 2000. This decrease was primarily attributable to the economic effect of the surplus of certain electronic components available in the broker distributor market in which Challenge primarily operates during the three months ended February 28, 2001. Currently, Challenge is experiencing a decline in sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to exist for at least the remainder of 2001. Any future improvements in sales and possible profitability is expected to be based on future demand and supply for Challenge's product mix. There can be no assurance that once demand for these products catches up with the supply, Challenge will be able to attain the sales levels experienced during fiscal 2000. However, Challenge started an audible products division in

1999. Sales of speakers, fans and buzzers by this division are expected to increase in fiscal 2001 from sales levels generated in fiscal 2000.

Our gross profit for the three months ended February 28, 2001 decreased by approximately $1,115,000, or 42%, as compared to the three months ended February 29, 2000. Gross profit as a percentage of net sales, however, decreased from 34.1% for the three months ended February 29, 2000, to 23.8% for the three months ended February 28, 2001. Surge's gross profit for the three months ended February 28, 2001 was $648,000 and was $487,000 for the three months ended February 28, 2001; while Challenge's gross profit was $916,000 for the 2001 period and $2,192,000 for the 2000 period. The decrease in our gross profit was a result of decreased sales and lower profit margins. The lower margins were primarily a result of the economic slowdown of electronic components in Challenge's broker distributor market and this slowdown's effect on selling prices.

General and administrative expenses for the three months ended February 28, 2001 increased by approximately $1,228,000, or 142%, as compared to the three months ended February 29, 2000. The increase is primarily due to costs associated with our acquisition of MailEncrypt and overhead attributable to Superus. Superus incurred $557,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees. Superus had no revenues in the three months ended February 28, 2001. Subsequent to February 28, 2001, our board of directors decided to not proceed with the proposed recapitalization and merger of Surge into Superus. We are attempting to settle and terminate Superus' obligations and commitments, and to otherwise reduce Superus operating expenses, to aid in reducing general and administrative costs in future periods.

Selling and shipping expenses for the three months ended February 28, 2001 decreased by approximately $81,000, or 18%, as compared to the three months ended February 29, 2000. This decrease is primarily due to the decreased sales commissions resulting from lower sales in the current three month period. We are committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows. Superus incurred approximately $15,000 in selling related expenses.

Financial consulting fees and expenses for the three months ended February 28, 2001 were approximately $1,129,000, based on the fair market value on the date the securities were issued. These fees and expenses were incurred in connection with an agreement with our investment banker regarding past services, reimbursement of expenses and future services through May 2001. There were no comparable financial consulting fees and expenses for the three months ended February 29, 2000.

Interest expense for the three months ended February 28, 2001 decreased by approximately $84,000, as compared to the three months ended February 29, 2000. This decrease primarily is related to our conversion of our private placement notes as of December 31, 2000.

Investment income for the three months ended February 28, 2001 decreased by approximately $22,000, or 24%, as compared to the three months ended February 29, 2000. This decrease is primarily related to interest due on monies loaned to Global DataTel, Inc. and MailEncrypt in the quarter ended February 29, 2000. These loans were fully reserved at November 30, 2000. Accordingly, no additional interest has been accrued in the current three month period.

As result of the foregoing, we had a consolidated net loss of $2,093,265 for the three months ended February 28, 2001, as compared to consolidated net income of $819,084 for the three months ended February 29, 2000.

Liquidity and Capital Resources

Working capital decreased by approximately $1,900,000 during the three months ended February 28, 2001 to $1,424,000 at February 28, 2001 from $3,324,000 at
November 30, 2000. This decrease primarily resulted from the decrease in accounts receivable and inventory. The Company's current ratio decreased to 1.2:1 at February 28, 2001 from 1.4:1 at November 30, 2000. Inventory turned half as much in the three months ended February 28, 2001 compared to the three months ended February 29, 2000. The average number of days to collect receivables increased from 27 days to 36 days. These changes primarily resulted from the reversal of the shortage of electronic components in Challenge's broker distributor market between the current period and the 2000 period. We believe that working capital levels are adequate to meet our current operating requirements.

We have no existing lines of credit.

We continue to incur significant operating expenses. These costs principally consist of payroll and marketing related charges, as well as expenses incurred by our Internet operations and by Superus. Our ability to operate profitably in the future depends on maintaining increased sales levels and decreasing our expenses.

Surge and Challenge will be moving their operations to larger quarters. Improvements to these facilities are currently in progress and we anticipate relocating these businesses in April 2001. We estimate the total cost of these improvements to be approximately $940,000. Amortization of leasehold improvements will commence when the new premises are occupied.

From December 1, 2000 through February 28, 2001, stock options totaling 27,550 shares at an aggregate exercise price of $36,238 were exercised.

During the three months ended February 28, 2001, we had net cash used in operating activities of approximately $89,000, as compared to $2,034,000 provided by operating activities in the three months ended February 29, 2000. The decrease in cash used in operating activities resulted from our net loss, partially offset by decreases in accounts receivable and inventory.

We had net cash used in investing activities of approximately $103,000 for the three months ended February 28, 2001, as compared to $1,974,000 for the three months ended February 29,

2000.

The net cash used in investing activities during the three months ended February 28, 2001 resulted from the sale of marketable securities offset by the acquisition of fixed assets and construction of our new quarters.

We expect that our cash flow from operations will be sufficient to meet its current financial requirements over at least the next twelve months. However, it is expected that we will need to raise and/or lend additional funds to MailEncrypt for its operations, including continued research and development, as well as overhead expenses for Superus, since we are currently not achieving nearly the same level of income from operations as during fiscal 2000 to support such expenditures. We are currently focusing our Internet efforts on MailEncrypt.

We had net cash provided by financing activities of approximately $36,000 for the three months ended February 28, 2001, as compared to $5,496,000 for the three months ended February 29, 2000. The cash provided by financing activities during the quarter ended February 28, 2001 resulted from the exercise of stock options. The cash provided during the quarter ended February 29, 2000, primarily resulted from the $7 million of gross proceeds from our 12% note private placement.

As a result of the foregoing, we had a net decrease in cash of approximately $155,000 during the three months ended February 28, 2001, as compared to a net increase of $5,556,000 for the three months ended February 29, 2000.

Between November 2000 and January 2001, we sold approximately $513,000 of new convertible promissory notes, due December 31, 2001, to two investors in a private placement. This amount included the conversion of $238,000 of prior debt plus accrued interest of $24,000 from an investor in our $7 million private placement whose over-subscription was loaned to us outside of such $7 million private placement. The aggregate principal amount of these notes bear interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until converted into equity or paid at maturity. These notes are convertible into our common stock at $2.56 per share at the option of the note holders. Through May 31, 2001, MailEncrypt expects to continue to borrow from Surge on a senior secured basis. Thereafter, any further borrowings to meet MailEncrypt's cash requirements are expected to be provided by third parties, if available.

As of November 30, 2000, we had outstanding convertible debt in the principal amount of $7 million as a result of our private placement of 12% Notes. This private placement was completed in March 2000. These notes accrued interest at the rate of 12% per annum, or approximately $840,000 per year. These notes were payable on or before December 31, 2000, unless converted earlier upon shareholder approval. Since shareholder approval was obtained at a Surge shareholder meeting held on September 26, 2000, as adjourned to and concluded on October 17, 2000, and the Global acquisition was terminated, the stated terms of these notes provided for automatic conversion into our common stock at $2.50 per conversion share. On February 1, 2001, Nasdaq advised us that, in order to comply with Nasdaq's strict interpretation of its Marketplace Rules, we must limit the delivery of the conversion shares to no greater than 19.9% of the total number of shares of our common stock issued and outstanding at the time of the commencement of the $7 million note offering and seek additional shareholder approval prior to the delivery of the remaining conversion shares and any shares representing the payment of accrued interest. The 19.9% maximum delivery threshold equals approximately 991,500 shares of our common stock. During the three months ended February 28, 2001, we issued an aggregate of 991,462 shares of our common stock to the holders of the 12% notes in partial satisfaction of our delivery obligation of an aggregate 2.8 million shares due in connection with the conversion of principal on the 12% notes.

Our compliance with Nasdaq's advice concerns its Marketplace Rule regarding shareholder approval only and has no bearing on the automatic conversion of the 12% notes or compliance with any state or federal laws. Accordingly, our board has deemed it to be in the best interest of the noteholders and shareholders to authorize the conversion of all $7 million of the 12% notes, but only deliver approximately 35% of the conversion shares, equal to 19.9% of the total outstanding shares at the time of the note private placement, at this time to preserve our Nasdaq listing. On April 4, 2001, Nasdaq confirmed to us that, because we have not issued any shares in excess of the 19.9% Marketplace Rule maximum and because we terminated the Global acquisition, Nasdaq has "determined not to take action to delist the Company based on the issuance of the Notes." However, Surge is not in technical compliance with the terms of the 12% notes. Interest on the notes has accrued through December 31, 2000, at 12% per annum. The aggregate of approximately 407,000 of interest shares was determined on the basis of one share of our common stock for every $1.875 of accrued interest, based on the closing price of Surge common stock on December 29, 2000, as reported by The Nasdaq Stock Market. Further, our board of directors has authorized an amendment to the lock-up provisions entered into in connection with the original sale of the 12% notes to permit sales of up to 30% of the conversion shares issued to date commencing on March 15, 2001 and an additional 30% on each of April 15, and May 15, 2001, with the remaining 10% saleable on June 15, 2001. We intend to seek approval of our shareholders for the issuance of the remaining conversion shares and interest shares at the next shareholders meeting.

On November 3, 2000, we terminated the Asset Purchase Agreement with Global due to the failure of Global to obtain regulatory and other required approvals and Global's failure to fulfill various conditions precedent to closing the transaction. The Securities and Exchange Commission, The Nasdaq Stock Market and the U.S. Attorney's Office all had substantial concerns about Global and certain principal shareholders of Global. Following the termination of the Global acquisition transaction, we entered into a Termination, Release, and Debt Discharge Agreement with Global pursuant to which we released Global from payment of approximately $3.25 million of debt in exchange for mutual releases and approximately 239,000 shares of our Series A Preferred Stock held in escrow for the benefit of the Global shareholders and agreed to release an additional $1.25 million in principal amount of indebtedness owed by Global, if no legal actions were commenced against us relating to Global and/or the termination of the Global agreement. An arbitration proceeding was commenced in Mexico against Superus and relating to a Global transaction. We have notified Global that Global was in default of the termination agreement and that the $1.25 million indebtedness would not be canceled. We have provided a 100% reserve for the $1.25 million indebtedness due to the uncertainty of collection. In addition, we guaranteed and co-signed Global loans totaling $500,000, for which Global agreed to use its best efforts to have us removed as a guarantor. We placed a $500,000 certificate of deposit with the bank to secure our guarantee. We have provided a 100% reserve due to the uncertainty related to Global's ability to repay the loan. In addition, we intend to rescind any guarantee given on behalf of Global.

Between February and September 2000, we loaned to MailEncrypt an aggregate of $875,000. These loans, which are evidenced by notes in the principal amounts of $750,000 and $125,000, bear interest at the rate of 10% per annum and are due April 16, 2001. In the event the acquisition of MailEncrypt is unwound, these notes would be convertible into common stock of MailEncrypt at the rate of one share of MailEncrypt common stock for every $5.58 of principal so converted. Subsequent to November 30, 2000, we continued to advance additional funds to MailEncrypt, secured by the assets of MailEncrypt. Additional advances totaled approximately $119,000 through February 28, 2001.

Effective November 24, 2000, we entered into an agreement with our financial consultant, Equilink Capital Partners LLC, which provided for the issuance of 900,000 shares of our common stock, 70,000 shares of our series C preferred stock and warrants to purchase 2 million shares of our common stock at $3.00 per share, all in consideration for past and future services and accrued reimbursable expenses. Each share of series C preferred stock will automatically convert into ten shares of our common stock upon shareholder approval of the issuance of such shares of common stock. Should the Equilink warrants be exercised, the $6 million of gross proceeds from such exercise will be used for general working capital and payment of obligations incurred in connection with start-up expenditures for MailEncrypt and Superus. Included in the past services are fees totaling approximately $338,000 relating to services performed and expenses incurred in connection with the MailEncrypt merger. The securities issued under the agreement have been the sole consideration paid by us to Equilink for services rendered and expenses incurred on our behalf by Equilink.

We made certain questionable payments of $2,137,208 in our fiscal year ended November 30, 2000 and $773,597 in our fiscal quarter ended February 28, 2001. The recipient of these payments has repaid $1 million in cash to us in our fiscal quarter ending May 31, 2001. We are reviewing our options with regard to the remaining balance. As a result of the foregoing, we will record the cash recovery of $1 million in income in our fiscal quarter ending May 31, 2001. We are taking steps to implement policies to prevent our making any similar future payments and are continuing to review the payments made.

On April 3, 2001, we entered into a Redemption Agreement with Equilink and Robert DePalo, president and sole equity owner of Equilink, pursuant to which we purchased from Equilink 423,000 shares of our common stock and 8,000 shares of our series C preferred stock for $650,000 in cash. The purchase price for these securities was based upon approximately 95% of the average closing price of our common stock for the five trading days ended on April 2, 2001.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2000, filed with the Securities and Exchange Commission on March 15, 2000 (Commission File No.:0-14188), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.


Item 2.  Changes in Securities.

In February 2001, we issued an aggregate of 991,462 shares of our common stock to the holders of our convertible promissory notes in the aggregate principal amount of $7 million. These shares were issued in partial satisfaction of our delivery obligation in connection with the automatic conversion of such notes. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.


Item 3.  Defaults on Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

We made certain questionable payments of $2,137,208 in our fiscal year ended November 30, 2000 and $773,597 in our fiscal quarter ended February 28, 2001. The recipient of these payments has repaid $1 million in cash to us in our fiscal quarter ending May 31, 2001. We are reviewing our options with regard to the remaining balance. As a result of the foregoing, we will record the cash recovery of $1 million in income in our fiscal quarter ending May 31, 2001. We are taking steps to implement policies to prevent our making any similar future payments and are continuing to review the payments made.

On April 3, 2001, we entered into a Redemption Agreement with Equilink Capital Partners, LLC and Robert DePalo, president and sole equity owner of Equilink, pursuant to which we purchased from Equilink 423,000 shares of our common stock and 8,000 shares of our series C preferred stock for $650,000 in cash. The purchase price for these securities was based upon approximately 95% of the average closing price of our common stock for the five trading days ended on April 2, 2001. We received general releases from Equilink, Mr. DePalo and a third party and we agreed not to pursue any action against Equilink or Mr. DePalo, except in limited specified situations, in connection with the closing of the redemption transaction. We continue to receive Equilink's investment banking services.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description
  ------      -----------

   10.1       Investment Banking Agreement, dated as of November 24, 2000, between Surge
              Components, Inc. and Equilink Capital Partners, LLC. (Incorporated by reference to exhibit 10.3 to the registrant's Current Report on Form 8-K (Date of Report:
              November 16, 2000) (Commission file number: 0-14188), filed with the Securities and Exchange Commission on December 1, 2000.)
   10.2       Letter agreement, dated as of December 4, 2000, Surge Components, Inc. and
              Equilink Capital Partners, LLC.
   10.3       Redemption Agreement, dated as of April 3, 2001 by and among Surge Components,
              Inc., Robert DePalo and Equilink Capital Partners, LLC.
   11.1       Statement re: computation of per share earnings.

(b)      Reports on Form 8-K.

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

A Current Report on Form 8-K (Date of Report: December 4, 2000) was filed with the SEC on January 5, 2001, reporting, as an Item 5 matter, the termination of our proposed acquisition of Global DataTel, Inc.

A Current Report on Form 8-K (Date of Report: January 11, 2001) was filed with the SEC on January 11, 2001, reporting, as an Item 9 matter, the subject matter of a series of our presentations to the financial community in Europe and the United States.

A Current Report on Form 8-K (Date of Report: January 15, 2001) was filed with the SEC on January 16, 2001, reporting, as an Item 9 matter, that James A. Miller has joined our Board of Directors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 19, 2001             Surge Components, Inc.


                                  By:               /s/ Ira Levy
                                       ----------------------------------------
                                                 Ira Levy, President


                                  By:           /s/ Steven J. Lubman
                                       ----------------------------------------
                                          Steven J. Lubman, Vice President,
                                        Secretary and Chief Financial Officer
                                           (Principal Accounting Officer)

                             SURGE COMPONENTS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                         Quarter Ended February 28, 2001

                                  EXHIBIT INDEX

  Exhibit
  Number      Description
  ------      -----------
   10.2       Letter agreement, dated as of December 4, 2000, Surge Components, Inc. and
              Equilink Capital Partners, LLC.
   10.3       Redemption Agreement, dated as of April 3, 2001 by and among Surge Components,
              Inc., Robert DePalo and Equilink Capital Partners, LLC.
   11.1       Statement re: computation of per share earnings.