Form 10QSB
period 2001-05-31
SURGE COMPONENTS INC
filed 2001-07-23
CIK 747540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended: May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from                to
                                        --------------     --------------

                        Commission file number: 0-14188

                             Surge Components, Inc.
       (Exact name of small business issuer as specified in its charter)

            New York                                   11-2602030
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                            95 East Jefryn Boulevard
                           Deer Park, New York 11729
                    (Address of principal executive offices)

                                 (631) 595-1818
                          (Issuer's telephone number)

                              1016 Grand Boulevard
                           Deer Park, New York 11729
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 8,467,582 shares of the registrant's common stock, par value $.001 per share, outstanding as of July 13, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                             SURGE COMPONENTS, INC.
                 Form 10-QSB, for the Quarter Ended May 31, 2001

                                Table of Contents

                                                                                                            Page(s)
                                                                                                            -------
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Balance Sheet at May 31, 2001 (Unaudited).................................................        3
   Consolidated Statements of Operations and Comprehensive Income for the Three and Six
     Months Ended May 31, 2001 and 2000 (Unaudited).......................................................        4
   Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2001
     (Unaudited) and May 31, 2000 (Unaudited).............................................................        5
   Notes to Consolidated Financial Statements.............................................................    6 - 9
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................  10 - 16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................       17
Item 2.  Changes in Securities............................................................................       17
Item 3.  Defaults Upon Senior Securities..................................................................       17
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       18
Item 5.  Other Information................................................................................       18
Item 6.  Exhibits and Reports on Form 8-K.................................................................       19


SIGNATURES................................................................................................       20


                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                    May 31,
                                                                                                     2001
                                                                                                 ------------
                                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash ....................................................................................     $  2,388,224
   Restricted cash for letter of credit ....................................................          344,604
   Marketable securities - available for sale ..............................................        1,526,342
   Accounts receivable (net of allowance for doubtful accounts of $27,964) .................        1,917,006
   Inventory, net ..........................................................................        2,931,274
   Prepaid expenses and income taxes .......................................................          390,306
                                                                                                 ------------
     Total current assets ..................................................................        9,497,756
                                                                                                 ------------
Fixed assets - net of accumulated depreciation of $320,917 .................................        1,351,446
                                                                                                 ------------
Other assets:
   Investment in MailEncrypt, Inc. .........................................................        3,187,000
   Other ...................................................................................          162,218
                                                                                                 ------------
     Total other assets ....................................................................        3,349,218
                                                                                                 ------------
     Total assets ..........................................................................     $ 14,198,420
                                                                                                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Convertible notes payable ...............................................................     $    513,448
   Accounts payable ........................................................................        2,464,699
   Accrued salaries ........................................................................           55,644
   Accrued interest payable ................................................................          687,031
   Accrued expenses and taxes ..............................................................          878,294
                                                                                                 ------------
       Total current liabilities ...........................................................        4,599,116

Convertible notes payable and accrued interest to be converted into common stock ...........        4,635,257
                                                                                                 ------------
       Total Liabilities ...................................................................        9,234,373
                                                                                                 ------------
Series B preferred stock, redeemable, convertible, voting, 200,000 shares authorized,
   182,140 shares issued and outstanding - issued for acquisition, subject to rescission ...        3,187,000
                                                                                                 ------------
Commitments and contingencies

Shareholders' equity:

   Preferred stock - $.001 par value stock, 1,000,000 shares authorized:
     Series A - 260,000 shares authorized, none outstanding
     Series C - 100,000 shares authorized, 62,000 shares issued and outstanding, non-voting,
       convertible redeemable, liquidation preference of $5 per share ......................               62
   Common stock - $.001 par value stock, 25,000,000 shares authorized, 6,598,287 shares
     issued and outstanding ................................................................            6,598
   Additional paid-in capital ..............................................................       17,117,497
   Net unrealized loss on investment securities ............................................          (79,599)
   Accumulated deficit .....................................................................      (15,267,511)
                                                                                                 ------------
       Total shareholders' equity ..........................................................        1,777,047
                                                                                                 ------------
       Total liabilities and shareholders' equity ..........................................     $ 14,198,420
                                                                                                 ============

          See accompanying notes to consolidated financial statements

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)



                                                       Three Months Ended May 31,           Six Months Ended May 31,
                                                    ------------------------------      ------------------------------
                                                        2001              2000              2001              2000
                                                    ------------      ------------      ------------      ------------
Sales .........................................     $  3,450,099      $  7,383,091      $ 10,061,197      $ 15,274,013
   Less returns and allowances ................           65,727           180,427           107,158           218,315
                                                    ------------      ------------      ------------      ------------
Net sales .....................................        3,384,372         7,202,664         9,954,039        15,055,698
Cost of goods sold ............................        2,411,722         4,853,888         7,417,494        10,027,827
                                                    ------------      ------------      ------------      ------------
Gross profit ..................................          972,650         2,348,776         2,536,545         5,027,871
                                                    ------------      ------------      ------------      ------------

Operating expenses:
   General and administrative expenses ........        1,683,136         1,207,073         3,645,158         2,167,165
   Selling and shipping expenses ..............          312,605           426,618           690,396           885,303
   Financial consulting fees ..................        1,042,002                --         2,170,838                --
   Provision for bad debts ....................           43,685                --           172,922                --
   Recovery on Global settlement ..............          (46,000)               --           (46,000)               --
   Loss on investment in MailEncrypt ..........          607,188                --           607,188                --
                                                    ------------      ------------      ------------      ------------
       Total operating expenses ...............        3,642,616         1,633,691         7,240,502         3,052,468
                                                    ------------      ------------      ------------      ------------

(Loss) income from operations .................       (2,669,966)          715,085        (4,703,957)        1,975,403
                                                    ------------      ------------      ------------      ------------

Other income (expense):
   Other income ...............................        1,000,000                --         1,000,000                --
   Investment income ..........................           90,344           135,986           160,596           228,540
   Interest expense (including amortization
     of debt costs) ...........................          (23,820)         (218,679)         (114,409)         (296,095)
   Loss on sale of marketable securities ......           (3,824)               --           (39,852)               --
                                                    ------------      ------------      ------------      ------------
       Total other income (expense) ...........        1,062,700           (82,693)        1,006,335           (67,555)
                                                    ------------      ------------      ------------      ------------

(Loss) income before income taxes .............       (1,607,266)          632,392        (3,697,622)        1,907,848
Income taxes ..................................           12,791           239,912            15,700           696,284
                                                    ------------      ------------      ------------      ------------
Net (loss) income .............................       (1,620,057)          392,480        (3,713,322)        1,211,564

Other comprehensive (loss) income:
   Unrealized holding gain (loss) on securities
     arising during the period ................            2,227           (34,698)            5,122           (70,178)
   Reclassification adjustment - loss
     on sale of securities ....................            3,824                --            39,852                --
                                                    ------------      ------------      ------------      ------------
       Total comprehensive (loss) income ......     $ (1,614,006)     $    357,782      $ (3,668,348)     $  1,141,386
                                                    ============      ============      ============      ============

Weighted average shares outstanding:
   Basic ......................................        6,753,798         4,973,747         6,699,668         4,931,374
   Diluted ....................................        6,753,798         8,009,908         6,699,668         7,716,310

(Loss) earnings per share:
   Basic ......................................     $       (.24)     $        .08      $       (.55)     $        .25
   Diluted ....................................     $       (.24)     $        .08      $       (.55)     $        .19


          See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended May 31,
                                                                   ----------------------------
                                                                       2001             2000
                                                                   -----------      -----------
OPERATING ACTIVITIES:
   Net (loss) income .........................................     $(3,713,322)     $ 1,211,564
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...........................          94,960           86,006
     Deferred income taxes ...................................              --             (895)
     Amortization of loan costs ..............................              --          232,739
     Provision for bad debts .................................          10,000               --
     Loss on sale of marketable securities ...................          39,852               --
     Amortization of financial consulting fees ...............       2,170,838               --
     Loss on investment in MailEncrypt .......................         607,188               --
     Issuance of stock for services ..........................          28,125               --
   Changes in operating assets and liabilities -
       Accounts receivable ...................................       1,091,782         (722,972)
       Inventory .............................................          86,090         (266,445)
       Other assets ..........................................         397,764           55,460
       Accounts payable ......................................         272,035           25,848
       Accrued expenses and taxes ............................        (364,664)         908,069
                                                                   -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................         720,648        1,529,374
                                                                   -----------      -----------

INVESTING ACTIVITIES:
   Purchase of marketable securities .........................         (66,645)         (71,342)
   Acquisition of fixed assets ...............................      (1,063,859)         (96,593)
   Proceeds from sale of marketable securities ...............         850,000               --
   Net advances to Global DataTel, Inc. ......................              --       (2,311,458)
   Net advances to MailEncrypt.com, Inc. .....................              --         (750,000)
                                                                   -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES ........................        (280,504)      (3,229,393)
                                                                   -----------      -----------

FINANCING ACTIVITIES:
   Proceeds from convertible notes payable ...................              --        7,000,000
   Proceeds from note payable ................................              --          238,378
   Loan costs ................................................              --         (678,988)
   Proceeds from exercise of stock options ...................          36,238          286,189
   Purchase of treasury stock ................................        (650,000)              --
                                                                   -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..........        (613,762)       6,845,579
                                                                   -----------      -----------

NET CHANGE IN CASH ...........................................        (173,618)       5,145,560
CASH AT BEGINNING OF PERIOD ..................................       2,561,842          159,612
                                                                   -----------      -----------
CASH AT END OF PERIOD ........................................     $ 2,388,224      $ 5,305,172
                                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid .........................................     $     2,735      $   201,000
                                                                   ===========      ===========
   Interest paid .............................................     $    18,961      $     4,191
                                                                   ===========      ===========
   Conversion of convertible debt into common stock ..........     $ 2,478,655      $        --
                                                                   ===========      ===========
   Issuance of stock for services ............................     $    28,125      $        --
                                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc., and SolaWorks, Inc. (collectively, the "Company") contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2001 and statements of operations and comprehensive income for the three and six months ended May 31, 2001 and 2000 and cash flows for the six months ended May 31, 2001 and 2000.

All material intercompany balances and transactions have been eliminated in consolidation. The assets, liabilities and operations of MailEncrypt, Inc. ("MailEncrypt") at May 31, 2001, and for the period December 1, 2000 through May 31, 2001, have not been consolidated with those of the Company. The Company acquired MailEncrypt on November 16, 2000. The agreement with MailEncrypt, as amended on March 6, 2001, provides, among other things, that (i) should the shareholders of the Company not approve the conversion into Company's common stock of the Company's series B preferred stock issued in the MailEncrypt acquisition transaction on or before July 1, 2001, (ii) if the Company does not file certain proxy statement(s) and a registration statement with the Securities and Exchange Commission by March 31, 2001, or (iii) if the Company does not meet specified funding requirements of MailEncrypt at any time prior to May 31, 2001, then the former MailEncrypt shareholders have the option, exercisable through August 15, 2001, to reacquire MailEncrypt from the Company. If the above conditions are met or the reacquisition option lapses, MailEncrypt will thereafter be included in the consolidated financial statements of the Company. The Company did not file such proxy statements and registration statement by March 31, 2001, and the shareholders of the Company did not approve the conversion of the preferred stock by July 1, 2001. The Company has entered into negotiations with the holders of the preferred stock regarding a possible sale of MailEncrypt back to such holders in consideration of their preferred stock.

The consolidated results of operations for the three and six months ended May 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended November 30, 2000.

Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001
                                   (Continued)

NOTE 2.       EMPLOYEE STOCK OPTIONS.

In March 2001, the Company granted options to certain officers and directors to purchase 2,650,000 and 500,000 unregistered shares of the Company's common stock exercisable at $2.00 and $2.90 per share, respectively; the exercise of these options being subject to (i) obtaining shareholder approval and (ii) the cancellation of options to purchase 2,650,000 and 500,000 shares of Superus common stock.

In March 2001, the Company granted options to certain officers and directors to purchase an aggregate of 80,000 shares of the Company's common stock exercisable at $2.00 per share.

In June 2001, the Company granted an option to an employee to purchase 3,000 shares of the Company's common stock exercisable at $1.90625 per share.


NOTE 3.       SETTLEMENT OF PUBLIC RELATIONS AGREEMENT.

In March 2001, the Company issued 15,000 shares of the Company's common stock with a value of $28,125 to a vendor in settlement of certain investor and public relations services. The Company has reflected the cost of the services provided at the market value on the date of the agreement of the shares issued.


NOTE 4.       CONVERTIBLE NOTES PAYABLE.

In March 2000, the Company completed a $7,000,000 private placement offering ("Private Placement") of convertible promissory notes (the "Notes"). A significant portion of the proceeds from the Private Placement were loaned to Global DataTel, Inc. ("Global") and MailEncrypt. The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000, or earlier upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into shares of the Company's common stock at a conversion price of $2.50 per share. On February 1, 2001, Nasdaq advised the Company that in order to comply with Nasdaq's rules, absent specific shareholder approval, the Company must limit the delivery of the conversion shares to no greater than 19.9% of the Company's outstanding shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 shares of the Company's common stock.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001
                                   (Continued)

All shares underlying the notes are subject to a lock-up agreement which commenced on September 26, 2000, which has been modified to permit sales of such shares commencing in March 2001.

On July 10, 2001, the shareholders of the Company approved a proposal to authorize the issuance and delivery of 1,808,542 shares of the Company's common stock, plus up to an additional 407,185 shares of the Company's common stock in payment of accrued interest, pursuant to the automatic conversion of the Notes issued in the Private Placement. Following the approval of such proposal, the Company issued to the holders of the Notes (a) 1,808,542 shares of the Company's common stock in order to fully satisfy the Company's delivery obligation in connection with the automatic conversion of the principal amount of the Notes and (b) 60,753 shares of the Company's common stock in order to partially satisfy the Company's delivery obligation in connection with the conversion of the accrued interest due on the Notes. The remaining shares for accrued interest will be issued when the holders of the Notes agree to accept these shares in payment of such accrued interest.


NOTE 5.       REDEMPTION AGREEMENT.

In April 2001, the Company purchased from EquiLink, 423,000 shares of the Company's common stock and 8,000 shares of the Company's Series C Preferred Stock for $650,000 in cash pursuant to a Redemption Agreement, dated as of April 3, 2001, among Robert DePalo, EquiLink Capital Partners, LLC, and the Company. Upon acquisition, the shares were retired and cancelled. The purchase price for these securities was based upon approximately 95% of the average closing price of the Company's common stock for the five trading days ended on April 2, 2001. The Company received general releases from EquiLink, Mr. DePalo and a third party and the Company agreed not to pursue any action against EquiLink or Mr. DePalo, except in limited specified situations, in connection with the closing of the redemption transaction. The Company continues to receive Equilink's investment banking services.

NOTE 6.       LOSS ON INVESTMENT IN MAILENCRYPT.

In connection with its acquisition of MailEncrypt in November 2000, the Company incurred acquisition costs, consisting of finders' fees and financial consulting fees, totaling an aggregate of $607,188. The Company did not meet certain provisions of the merger agreement with MailEncrypt, as amended (see note 1), and, as such, the former shareholders have the option to repurchase MailEncrypt from the Company. As of May 31, 2001, the Company ceased funding the operations of MailEncrypt. The Company is currently negotiating for the sale of MailEncrypt to MailEncrypt's former shareholders and has, therefore, expensed the costs associated with the acquisition of MailEncrypt during the quarter ended May 31, 2001.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001
                                   (Continued)


NOTE 7.       PAYMENT OF LOAN GUARANTEE.

The Company guaranteed and co-signed certain loans of Global totaling $500,000. The Company placed a $500,000 certificate of deposit with the bank providing the Global loans in order to secure such guarantee. The Company provided a 100% reserve during the year ended November 30, 2000 due to the uncertainty related to Global's ability to repay the loans. In February 2001, the bank providing the Global loans advised the Company that the certificate of deposit would be released to the Company in May 2001. After releasing the certificate of deposit in May 2001, the bank claimed that $454,000 was due the bank under the Company's guarantee and caused $454,000 to be transferred from a Company account at another banking institution at which the Company maintained certain of its bank accounts. The Company believes the transfer of such $454,000 was improper and is pursuing legal remedies for the return of these funds. The portion of the certificate of deposit returned to the Company and not claimed by the bank, totaling $46,000, has been reflected as a recovery on the Global settlement.


NOTE 8.       ABANDONMENT OF LEASE.

The Company has closed its facilities in San Francisco, California. The Company estimates that the minimum cost to be released from the lease is approximately $402,000, which has been included in general and administrative expenses for the quarter ended May 31, 2001. The Company has issued a letter of credit to the landlord collateralized by a certificate of deposit of approximately $345,000. At May 31, 2001, the remaining future minimal rental payments is approximately $1,400,000.


NOTE 9.       PARTIAL CASH RECOVERY OF PRIOR PAYMENTS MADE.

We have included in other income $1 million in respect of a return of a portion of the questionable payments reported in our Form 10-Q for the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to legal counsel for the Company to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at that time, and thereafter, that such payments, while possibly not ethical, would not be illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in the Company's books and records and financial statements. The Company duly issued a Form 1099 to the recipient of the payments.

According to Steven Lubman, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to the Company in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised the Company by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to the Company's auditors, which was done. Counsel for the Company stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, the Company disclosed in a 10-Q that the questionable payments had been made.

In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid, and we received $1 million.

In May 2001, Mintz Levin Cohn Ferris Glovsky and Popco, P.C., was formally engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Mintz Levin is actively seeking to interview counsel for the Company regarding the payments. Mintz Levin is expected to report the results of its investigation to the Board soon.

Management has cooperated fully with the Board in connection with the investigation. We are not currently aware of any third party investigation or proceeding, except that NASDAQ has asked us for substantial information relating to the matter and we have provided such information. It is posible that third parties may seek to take action against us and those individuals directly involved in the payments. It is possible that NASDAQ may decide to de-list the Company if it views the payments as illegal kickbacks or if NASDAQ concludes the Company is not cooperating with it.

On July 20, 2001, after reviewing the foregoing disclosure, the Company's counsel resigned, stating that this disclosure raised an irreconcilable conflict of interest prohibiting such counsel's further representation of the Company.

Surge's recently announced restructuring initiative, including the resignation of Adam J. Epstein as Surge's Chairman of the Board and Acting Chief Executive Officer, are completely unrelated to the questionable payments being investigated and/or any similar payments.


NOTE 10.      SUBSEQUENT EVENTS.

In July 2001, the Company entered into termination and settlement agreements with its Chairman and Acting Chief Executive Officer and Vice President, Corporate Development. Among other provisions, the agreements provide for the Company to make severance payments totaling approximately $100,000 and $47,000 over six and three month periods, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Surge Components, Inc. and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc., MailEncrypt, Inc., Superus Holdings, Inc. and SolaWorks, Inc. ("SolaWorks"). However, for the reasons as more fully discussed in our financial statements and related notes, and our Annual Report on Form 10-KSB for the year ended November 30, 2000, our financial statements and related disclosures included in this Form 10-QSB do not consolidate the financial position or results of operations of MailEncrypt with those of our company.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

o    the success of our business strategies and future plans of operations,

o the effect of our decision to not proceed with the proposed recapitalization merger of Surge into Superus, pursuant to which we were to become a Delaware corporation,

o    our ability to dispose of MailEncrypt on terms advantageous to us,

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


o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

o the effect of the current surplus of electronic component parts in the broker distributor market on sales by our Challenge subsidiary,

o    the competitive environments within the electronic components industry,

o    our ability to raise additional capital, if and as needed,

o    the cost-effectiveness of our product development activities,

o political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials,

o our ability to combine our various operations so that they may work together and grow successfully,

o the market acceptance, revenues and profitability of our current and future products and services,

o the results of our investigation into questionable payments we made in the year ended November 30, 2000 and the quarter ended February 28, 2001, and

o other risks and uncertainties detailed in this Quarterly Report on Form 10-QSB and from time to time in our other filings with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB, our Annual Report on Form 10-KSB for the year ended November 30, 2000 and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

Consolidated net sales for the six months ended May 31, 2001 decreased by approximately $5,102,000, or 33.9%, to $9,954,000 as compared to consolidated net sales of $15,056,000 for the six months ended May 31, 2000. Consolidated net sales for the three months ended May 31, 2001 decreased by $3,819,000, or 53.0%, to $3,384,000 as compared to consolidated net sales of $7,203,000 for the three months ended May 31, 2000.

The net sales for the six months ended May 31, 2001 for Surge exclusive of our Challenge subsidiary increased by approximately $315,000, or 7%, when compared to Surge's net sales for the six months ended May 31, 2000. Net sales for the three months ended May 31, 2001 for Surge only decreased by $162,000, or 7%, when compared to the three months ended May 31, 2000. We had lower sales during the current quarter as compared to sales for the prior year's comparable period as a result of a slowdown in purchases within the entire electronics industry. As a result of strong sales in the first quarter, Surge's sales for the six month period reflect a 7% increase over the prior year.

Net sales for the six months ended May 31, 2001 for Challenge decreased by approximately $5,417,000, or 50%, when compared to the six months ended May 31, 2000. Net sales for the three months ended May 31, 2001 for Challenge decreased by $3,980,000, or 78%, when compared to the three months ended May 31, 2000. This decrease was primarily attributable to the economic effect of the surplus of certain electronic components available in the broker distributor market in which Challenge primarily operates during the six months ended May 31, 2001. The surplus, combined with a general slowdown in manufacturing among computer, telecommunications and phone manufacturers and other manufacturing segments in the electronics industry, is anticipated to adversely affect Challenge's sales for at least the remainder of 2001. There can be no assurance that once demand for these products catches up with the supply, Challenge will be able to attain the sales levels experienced during our fiscal year ended November 30, 2000. However, Challenge started an audible products division in 1999. Sales of speakers, fans and buzzers by this division are expected to increase in fiscal 2001 from sales levels generated in fiscal 2000. Challenge's audible products division had net sales of approximately $920,000 for the three months ended May 31, 2001 and $1,457,000 for the six months ended May 31, 2001, compared to net sales of $398,000 for the three months ended May 31, 2000 and $753,000 for the six months ended May 31, 2000.

Our gross profit for the six months ended May 31, 2001 decreased by approximately $2,491,000, or 49.6%, as compared to the six months ended May 31, 2000. Our gross profit for the three months ended May 31, 2001 decreased by approximately $1,376,000, or 58.6%, as compared to the three months ended May 31, 2000. Gross profits as a percentage of net sales decreased to 25.5% in the six months ended May 31, 2001 from 33.4% in the six months ended May 31, 2000. The gross profit for the six months ended May 31, 2001 and 2000 were $1,148,000 and $1,119,000 for Surge and $1,389,000 and $3,909,000 for Challenge. The gross profit for the three months ended May 31, 2001 and 2000 were $500,000 and $633,000 for Surge and $473,000 and $1,716,000 for Challenge. The decreases in our gross profit and gross profit percentage were a result of decreased sales from the economic slowdown of electronic components in Challenge's broker distributor market and this slowdown's effect on selling prices.

General and administrative expenses for the six months ended May 31, 2001 increased by approximately $1,478,000, or 68.2%, as compared to the six months ended May 31, 2000. For the three months ended May 31, 2001, general and administrative expenses increased by $476,000, or 39.4%, as compared to the three months ended May 31, 2000. The increase is primarily due to our funding of MailEncrypt's operations, the costs of which were expensed as incurred, and overhead attributable to Superus. We acquired MailEncrypt in November 2000 and commenced operating Superus in March 2000. Superus incurred approximately $1,270,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for the six month period ended May 31, 2001. Superus had no revenues in the six months ended May 31, 2001. In March 2001, our board of directors decided to not proceed with the proposed recapitalization and merger of Surge into Superus. We are attempting to settle and terminate Superus' obligations and commitments, and to wind down Superus' operations, to aid in reducing general and administrative costs in future periods. We currently estimate the cost to close Superus' San Francisco facility to be a minimum of $402,000, which we have included in general and administrative expenses during the quarter ended May 31, 2001. This estimated cost includes $345,000 subject to a letter of credit, which is secured by a certificate of deposit.

Selling and shipping expenses for the six months ended May 31, 2001, decreased by approximately $195,000, or 22.0%, as compared to the six months ended May 31, 2000. For the three months ended May 31, 2001, selling and shipping expenses decreased by $114,000, or 26.7%, as compared to the three months ended May 31, 2000. This decrease primarily is due to the decreased sales commissions resulting from lower sales in the current six month period. We are committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows.

Financial consulting fees for the six months ended May 31, 2001 were approximately $2,171,000, representing the amortization of the securities issued in payment of such fees. Financial consulting fees for the three months ended May 31, 2001 were $1,042,000. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. There were no comparable financial consulting fees and expenses for the six months ended May 31, 2000.

Interest expense for the six months ended May 31, 2001 decreased approximately by $182,000, or 61.4%, as compared to the six months ended May 31, 2000. Interest expense for the three months ended May 31, 2000 decreased approximately by $195,000, or 89.1%, as compared to the three months ended May 31, 2000. This decrease primarily is related to the decrease in the outstanding principal amount of our private placement notes as of December 31, 2000.

Investment income decreased by approximately $68,000, or 29.7%, for the six months ended May 31, 2001, as compared to the six months ended May 31,2000. Investment income decreased by approximately $46,000, or 33.6%, for the three months ended May 31, 2001, as compared to the three months ended May 31, 2000. This decrease primarily is related to interest due on monies loaned to Global and MailEncrypt in the six months ended May 31, 2000. These loans were fully reserved at November 30, 2000. Accordingly, no additional interest has been accrued in the current six month period.

In connection with its acquisition of MailEncrypt in November 2000, we incurred acquisition costs, consisting of finders' fees and financial consulting fees, totaling an aggregate of $607,188. We did not meet certain provisions of the merger agreement with MailEncrypt, and, as such, the former shareholders have the option to repurchase MailEncrypt from us. We ceased funding the operations of MailEncrypt as of May 31, 2001. We are currently negotiating the sale of MailEncrypt back to MailEncrypt's former shareholders and have, therefore, expensed the costs associated with the acquisition of MailEncrypt during the quarter ended May 31, 2001.

We have included in other income $1 million in respect of a return of a portion of the questionable payments reported in our Form 10-Q for the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to legal counsel for the Company to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at that time, and thereafter, that such payments, while possibly not ethical, would not be illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in the Company's books and records and financial statements. The Company duly issued a Form 1099 to the recipient of the payments.

According to Steven Lubman, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to the Company in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised the Company by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to the Company's auditors, which was done. Counsel for the Company stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, the Company disclosed in a 10-Q that the questionable payments had been made.

In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid, and we received $1 million.

In May 2001, Mintz Levin Cohn Ferris Glovsky and Popco, P.C., was formally engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Mintz Levin is actively seeking to interview counsel for the Company regarding the payments. Mintz Levin is expected to report the results of its investigation to the Board soon.

Management has cooperated fully with the Board in connection with the investigation. We are not currently aware of any third party investigation or proceeding, except that NASDAQ has asked us for substantial information relating to the matter and we have provided such information. It is posible that third parties may seek to take action against us and those individuals directly involved in the payments. It is possible that NASDAQ may decide to de-list the Company if it views the payments as illegal kickbacks or if NASDAQ concludes the Company is not cooperating with it.

On July 20, 2001, after reviewing the foregoing disclosure, the Company's counsel resigned, stating that this disclosure raised an irreconcilable conflict of interest prohibiting such counsel's further representation of the Company.

Surge's recently announced restructuring initiative, including the resignation of Adam J. Epstein as Surge's Chairman of the Board and Acting Chief Executive Officer, are completely unrelated to the questionable payments being investigated and/or any similar payments.

As result of the foregoing, we had a consolidated net loss of $3,713,322 for the six months ended May 31,2001, as compared to consolidated net income of $1,211,564 for the six months ended May 31, 2000. We had a consolidated net loss of $1,620,057 for the three months ended May 31,2001, as compared to consolidated net income of $392,480 for the three months ended May 31, 2000.

Liquidity and Capital Resources

Our working capital increased by approximately $1,575,000 during the six months ended May 31, 2001 from $3,324,000 at November 30, 2000, to $4,899,000 at May
31, 2001. This increase primarily resulted from the conversion of the convertible notes payable and a portion of the related interest into shares of our common stock. Our current ratio increased to 2.1:1 at May 31, 2001, as compared to 1.4:1 at November 30, 2000. Inventory turned at a rate of approximately two-thirds less in the six months ended May 31, 2001 compared to the rate during six months ended May 31, 2000. The average number of days to collect receivables increased from 27 days to 46 days. These changes primarily resulted from the reversal of the shortage of electronic components in Challenge's broker distributor market and the general economic slowdown between the current period and the prior year's corresponding period. We believe that working capital levels are adequate to meet our current operating requirements.

We have no existing lines of credit.

We continue to incur increasing operating costs. These costs principally consist of rent, payroll, professional fees and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we have reduced payroll and have ceased our Internet operations. We also are seeking to dispose of MailEncrypt to the parties from whom we had acquired the mail encryption business in November 2000 in exchange for the return of the shares of our series B preferred stock we issued in connection with the MailEncrypt acquisition.

Surge and Challenge moved their operations to larger quarters at the end of April 2001. The lease for the new premises is with a company owned by certain of our officers, directors and shareholders. Rental costs for the new premises are approximately $95,000 per year higher than rental costs incurred at the prior premises. We estimate the total cost of improvements at the new premises, including related furniture and equipment, to be approximately $953,000. Amortization of the leasehold improvements will be made ratably over the shorter of the ten year term of the new lease or the life of the improvements.

From December 1, 2000 through May 31, 2001, a total of 27,550 shares of our common stock were issued upon exercise of previously granted options for which we received aggregate proceeds of $36,238.

In March 2001, we issued 15,000 shares of our common stock to a vendor in settlement of certain investor and public relations services.

During the six months ended May 31, 2001, net cash provided by our operating activities totaled approximately $721,000, as compared to $1,529,000 provided by operating activities in the six months ended May 31, 2000. The decrease in cash provided by operating activities resulted from our net operating loss, partially offset by decreases in accounts receivable, loss on investment in MailEncrypt, other assets and the amortization of financial consulting fees.

We expect that our cash flow from operations and cash on hand will be sufficient to meet our current financial requirements over at least the next twelve months.

Our net cash used in investing activities totaled approximately $281,000 for the six months ended May 31, 2001, as compared to $3,229,000 for the six months ended May 31, 2000. The net cash used in investing activities during the six months ended May 31, 2001 resulted from the acquisition of fixed assets and construction of improvements to our new premises, offset by the sale of marketable securities.

Our net cash used in financing activities totaled approximately $614,000 for the six months ended May 31, 2001, as compared to cash provided by financing activities of $6,846,000 for the six months ended May 31, 2000. The cash used in financing activities during the six months ended May 31, 2001 resulted from the purchasing of Treasury Stock, partially offset by the exercise of stock options. The cash provided during the six months ended May 31, 2000 primarily resulted from the $7 million of gross proceeds from our 12% note private placement.

As a result of the foregoing, we had a net decrease in cash of approximately $174,000 during the six months ended May 31, 2001, as compared to a net increase of $5,146,000 for the six months ended May 31, 2000.

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

As of November 30, 2000, we had outstanding convertible debt in the principal amount of $7 million as a result of our private placement of our 12% notes. These notes were payable on or before December 31, 2000, unless earlier converted upon shareholder approval. On February 1, 2001, Nasdaq advised us that, in order to comply with Nasdaq's strict interpretation of its Marketplace Rules, we must limit the delivery of the conversion shares to no greater than 19.9% of the total number of shares of our common stock issued and outstanding at the time of the commencement of the $7 million note offering and seek additional shareholder approval prior to the delivery of the remaining conversion shares and any shares representing the payment of accrued interest. During the three months ended February 28, 2001, we issued an aggregate of 991,462 shares of our common stock to the holders of the 12% notes in partial satisfaction of our delivery obligation of an aggregate 2.8 million shares due in connection with the conversion of principal on the 12% notes.

On July 10, 2001, our shareholders approved a proposal to authorize the issuance and delivery of 1,808,542 shares of our common stock, plus up to an additional 407,185 shares of our common stock in payment of accrued interest, pursuant to the automatic conversion of the 12% convertible promissory notes we issued in our December 1999 through March 2000 private placement. Following the approval of such proposal, we issued to the holders of these notes (a) 1,808,542 shares of our common stock in order to fully satisfy our delivery obligation in connection with the automatic conversion of the principal amount of these notes and (b) 60,753 shares of our common stock in order to partially satisfy our delivery obligation in connection with the conversion of the accrued interest due on these notes. The remaining shares for accrued interest will be issued when the holders of the notes agree to accept these shares in payment of such accrued interest. Accordingly, the liability in the amount of $4,635,257, will be reclassified to equity as of July 10, 2001.

Between February and September 2000, we loaned to MailEncrypt an aggregate of $875,000. These loans, which are evidenced by notes in the principal amounts of $750,000 and $125,000, bear interest at the rate of 10% per annum and are due April 16, 2001. In the event the acquisition of MailEncrypt is unwound, these notes would be convertible into common stock of MailEncrypt at the rate of one share of MailEncrypt common stock for every $5.58 of principal so converted. Subsequent to November 30, 2000, we continued to advance additional funds to MailEncrypt, secured by the assets of MailEncrypt. Additional advances totaled approximately $163,000 through May 31, 2001. We are seeking to dispose of MailEncrypt and have entered into negotiations with the parties from whom we acquired MailEncrypt to sell to them MailEncrypt for the consideration of their return to us of the series B preferred stock we issued in connection with our acquisition of MailEncrypt in November 2000.

Inflation and Increasing Interest Rates

In the past two fiscal years, inflation has not had a significant impact on our business. We have generally been able to offset the impact of rising costs through purchase price reductions and increases in selling prices. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results. Although our current debt charges are fixed, if we choose to raise additional funds through the sale of debt securities, even minor increases in interest rates could increase our cost of capital and increase our interest expense

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2000, filed with the Securities and Exchange Commission on March 15, 2001 (Commission File No.:0-14188), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.


Item 2.  Changes in Securities.

In March 2001, we issued 15,000 shares of our common stock to our investor and public relations advisors. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

In April 2001, we entered into a Redemption Agreement with Equilink Capital Partners, LLC and Robert DePalo, president and sole equity owner of Equilink, pursuant to which we purchased from Equilink 423,000 shares of our common stock and 8,000 shares of our series C preferred stock for $650,000 in cash. The purchase price for these securities was based upon approximately 95% of the average closing price of our common stock for the five trading days ended on April 2, 2001.

In July 2001, we issued an aggregate of 1,808,542 shares of our common stock to the holders of our convertible promissory notes originally in the aggregate principal amount of $7 million. These shares were issued to satisfy our delivery obligation in connection with the automatic conversion of the principal amount of such notes. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.

In July 2001, we issued an aggregate of 60,753 shares of our common stock to the holders of certain of our convertible promissory notes originally in the aggregate principal amount of $7 million. These shares were issued to partially satisfy our delivery obligation in connection with the conversion of the accrued interest due through December 31, 2000 on such notes. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.


Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 10, 2001, we held a special meeting of our shareholders. At this meeting, our shareholders approved a proposal to authorize the issuance and delivery of 1,808,542 shares of our common stock, plus up to an additional 407,185 shares of our common stock in payment of accrued interest, pursuant to the automatic conversion of our outstanding convertible promissory notes aggregating $7 million in principal amount that were issued in our December 1999 to March 2000 private placement. The votes cast on this proposal were as follows:

For:                2,725,142
Against:               35,992
Abstaining:             8,832


Item 5.  Other Information.

We have included in other income $1 million in respect of a return of a portion of the questionable payments reported in our Form 10-Q for the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to legal counsel for the Company to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at that time, and thereafter, that such payments, while possibly not ethical, would not be illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in the Company's books and records and financial statements. The Company duly issued a Form 1099 to the recipient of the payments.

According to Steven Lubman, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to the Company in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised the Company by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to the Company's auditors, which was done. Counsel for the Company stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, the Company disclosed in a 10-Q that the questionable payments had been made.

In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid, and we received $1 million.

In May 2001, Mintz Levin Cohn Ferris Glovsky and Popco, P.C., was formally engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Mintz Levin is actively seeking to interview counsel for the Company regarding the payments. Mintz Levin is expected to report the results of its investigation to the Board soon.

Management has cooperated fully with the Board in connection with the investigation. We are not currently aware of any third party investigation or proceeding, except that NASDAQ has asked us for substantial information relating to the matter and we have provided such information. It is posible that third parties may seek to take action against us and those individuals directly involved in the payments. It is possible that NASDAQ may decide to de-list the Company if it views the payments as illegal kickbacks or if NASDAQ concludes the Company is not cooperating with it.

On July 20, 2001, after reviewing the foregoing disclosure, the Company's counsel resigned, stating that this disclosure raised an irreconcilable conflict of interest prohibiting such counsel's further representation of the Company.

Surge's recently announced restructuring initiative, including the resignation of Adam J. Epstein as Surge's Chairman of the Board and Acting Chief Executive Officer, are completely unrelated to the questionable payments being investigated and/or any similar payments.

On June 14, 2001, Alan Plafker was appointed to our Board of Directors and to the audit and compensation committees of our board.

In July 2001, we entered into a Termination and Separation Agreement with Adam
J. Epstein. Mr. Epstein served as our Chairman and Acting Chief Executive Officer since February 2000, positions he resigned from effective July 11, 2001. Under the terms of this agreement, we are to make severance payments to Mr. Epstein totaling $100,000 over a six month period.

In July 2001, we entered into a Termination and Separation Agreement with Craig Carlson. Mr. Carlson served as our Vice President, Corporate Development since March 2000, a position he resigned from effective July 9, 2001. Under the terms of this agreement, we are to make severance payments to Mr. Carlson totaling approximately $47,000 over a three month period.

We received correspondence from The Nasdaq Stock Market, dated July 12, 2001, stating that our common stock has failed to maintain a minimum bid price of $1.00 per share over the last 30 consecutive trading days. Such minimum bid price is a requirement for listing under Nasdaq's Marketplace Rules. Under the Marketplace Rules, we have 90 calendar days, or until October 10, 2001, to regain compliance with this listing requirement. To regain compliance, our common stock must maintain a bid price of at least $1.00 for a minimum of ten consecutive trading days. We may attempt to seek review of Nasdaq's decision to delist our stock, if we fail to regain compliance with the minimum bid price listing requirement. A delisting of our securities from The Nasdaq SmallCap Market could have an adverse effect on the market price of our common stock and class A warrants, as well as the ability and capacity of persons to acquire or sell shares of our common stock and class A warrants.

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

   10.2 Letter agreement, dated as of December 4, 2000, Surge Components, Inc. and Equilink Capital Partners, LLC. (Incorporated by reference to exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001 (Commission file number: 0-14188), filed with the Securities and Exchange Commission on April 19, 2001.)

   10.3 Redemption Agreement, dated as of April 3, 2001 by and among Surge Components, Inc., Robert DePalo and Equilink Capital Partners, LLC. (Incorporated by reference to exhibit 10.3 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001 (Commission file number: 0-14188), filed with the Securities and Exchange Commission on April 19, 2001.)

   10.4 Termination and Separation Agreement, dated as of July 9, 2001, among Craig Carlson, Surge Components, Inc. and Superus Holdings, Inc.

   10.5 Termination and Separation Agreement, dated as of July 11, 2001, among Adam J. Epstein, Surge Components, Inc. and Superus Holdings, Inc.

   11.1       Statement re: computation of per share earnings.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: July 23, 2001               Surge Components, Inc.


                                   By:                /s/ Ira Levy
                                          -------------------------------------
                                                   Ira Levy, President


                                   By:            /s/ Steven J. Lubman
                                          -------------------------------------
                                            Steven J. Lubman, Vice President,
                                          Secretary and Chief Financial Officer
                                             (Principal Accounting Officer)

                             SURGE COMPONENTS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           Quarter Ended May 31, 2001

                                  EXHIBIT INDEX

  Exhibit
  Number      Description
  ------      -----------

   10.4 Termination and Separation Agreement, dated as of July 9, 2001, among Craig Carlson, Surge Components, Inc. and Superus Holdings, Inc.

   10.5 Termination and Separation Agreement, dated as of July 11, 2001, among Adam J. Epstein, Surge Components, Inc. and Superus Holdings, Inc.

   11.1       Statement re: computation of per share earnings.