Form 10QSB
period 2001-08-31
SURGE COMPONENTS INC
filed 2001-10-22
CIK 747540

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended: August 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 8,467,582 shares of the registrant's common stock, par value $.001 per share, outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                             SURGE COMPONENTS, INC.

               Form 10-QSB, for the Quarter Ended August 31, 2001

                               Table of Contents


                                                                                            Page(s)
                                                                                            --------
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Consolidated Balance Sheet at August 31, 2001 (Unaudited)..............................     3 - 4
   Consolidated Statements of  Operations and Comprehensive Income for the Three
    and Nine Months Ended August 31, 2001 and 2000 (Unaudited)............................         5
   Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2001 and
     2000 (Unaudited).....................................................................         6
   Notes to Consolidated Financial Statements.............................................     7 - 9
Item 2.  Management's Discussion and Analysis or Plan of Operation........................   10 - 18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................       19
Item 2.  Changes in Securities............................................................       19
Item 3.  Defaults Upon Senior Securities..................................................       19
Item 4.  Submission of Matters to a Vote of Security Holders..............................       19
Item 5.  Other Information................................................................  20 - 21
Item 6.  Exhibits and Reports on Form 8-K.................................................       22

SIGNATURES................................................................................       23

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                               August 31,
                                                                  2001
                                                               -----------
                                                               (Unaudited)
           ASSETS
           -------

Current assets:
     Cash                                                      $ 2,253,878
     Restricted cash for letter of credit                          344,604
     Marketable securities - available for sale                  1,164,995
     Accounts receivable (net of allowance for
       doubtful accounts of $37,964)                             1,663,053
     Inventory, net                                              3,189,035
     Prepaid expenses and income taxes                             205,002
                                                               -----------

         Total current assets                                    8,820,567
                                                               -----------

Fixed assets - net of accumulated depreciation
     of $398,241                                                 1,451,933
                                                               -----------

Other assets:
     Investment in equity, subject to rescission                 3,187,000
     Other                                                         166,718
                                                               -----------

         Total other assets                                      3,353,718
                                                               -----------

         Total assets                                          $13,626,218
                                                               ===========







 .

          See accompanying notes to consolidated financial statements.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   August 31,
                                                                      2001
                                                                  ------------
                                                                   (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Convertible notes payable                                    $    513,448
     Accounts payable                                                2,239,793
     Accrued salaries                                                   56,029
     Accrued interest payable                                          866,080
     Accrued expenses and taxes                                        937,653
                                                                  ------------

         Total current liabilities                                   4,613,003
                                                                  ------------


Series B preferred stock, redeemable, convertible, voting,
     200,000 shares authorized, 182,140 shares issued and
     outstanding - issued for acquisition, subject to rescission     3,187,000
                                                                  ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock - $.001 par value stock, 1,000,000 shares
       authorized:
         Series A - 260,000 shares authorized, none outstanding
         Series C - 100,000 shares authorized, 62,000 issued
         and outstanding, non-voting, convertible
         redeemable, liquidation preference of $5 per share                 62
     Common stock - $.001 par value stock,
         25,000,000 shares authorized, 8,467,582
         shares issued and outstanding                                   8,468
     Additional paid-in capital                                     21,788,854
     Net unrealized loss on investment securities                      (58,557)
     Accumulated deficit                                           (15,912,612)
                                                                  ------------

         Total shareholders' equity                                  5,826,215
                                                                  ------------

         Total liabilities and shareholders' equity               $ 13,626,218
                                                                  ============

          See accompanying notes to consolidated financial statements.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                        Three Months Ended              Nine Months Ended
                                                             August 31,                     August 31,
                                                      2 0 0 1         2 0 0 0           2 0 0 1         2 0 0 0
                                                   ------------     ------------     ------------     ------------
Sales                                              $  3,027,853     $ 13,065,365     $ 13,089,050     $ 28,339,378
   Less returns and allowances                           84,185            4,592          191,343          222,907
                                                   ------------     ------------     ------------     ------------

Net sales                                             2,943,668       13,060,773       12,897,707       28,116,471

Cost of goods sold                                    1,719,909       10,044,040        9,137,403       20,071,867
                                                   ------------     ------------     ------------     ------------

Gross profit                                          1,223,759        3,016,733        3,760,304        8,044,604
                                                   ------------     ------------     ------------     ------------

Operating expenses:
   General and administrative expenses                1,387,132        1,726,830        5,032,290        3,893,995
   Selling and shipping expenses                        292,262          617,834          982,658        1,503,137
   Financial consulting fees                                 --               --        2,170,838               --
   Provision for bad debts                                   --               --          172,922               --
   Recovery on Global settlement                             --               --          (46,000)              --
   Loss on investment on MailEncrypt                         --               --          607,188               --
                                                   ------------     ------------     ------------     ------------

Total operating expenses                              1,679,394        2,344,664        8,919,896        5,397,132
                                                   ------------     ------------     ------------     ------------

(Loss) income from operations                          (455,635)         672,069       (5,159,592)       2,647,472

Other income and (expense):
    Other income                                             --               --        1,000,000               --
    Investment income                                    46,117          203,703          206,713          432,243
    Interest expense (including amortization
         of debt costs)                                (223,942)        (214,571)        (338,351)        (510,666)
   Loss on sale of securities                            (3,520)              --          (43,372)              --
                                                   ------------     ------------     ------------     ------------

(Loss) income before income taxes                      (636,980)         661,201       (4,334,602)       2,569,049

Income taxes                                              8,121          361,391           23,821        1,057,675
                                                   ------------     ------------     ------------     ------------

Net (loss) income                                      (645,101)         299,810       (4,358,423)       1,511,374

Other comprehensive (loss) income:
   Unrealized holding (loss) gain on securities
    arising during the period                            17,522           (8,223)          22,644          (78,401)
   Reclassification adjustment-loss
     on sale of securities                                3,520               --           43,372               --
                                                   ------------     ------------     ------------     ------------

Total comprehensive (loss) income                  $   (624,059)    $    291,587     $ (4,292,407)    $  1,432,973
                                                   ============     ============     ============     ============
Weighted average shares outstanding
   Basic                                              7,654,845        4,984,207        7,020,385        4,949,049
   Diluted                                            7,654,845        7,351,449        7,020,385        7,316,291

Earnings (loss) per share
   Basic                                           $       (.08)    $        .06     $       (.62)    $        .31
   Diluted                                         $       (.08)    $        .06     $       (.62)    $        .25



          See accompanying notes to consolidated financial statements

                     SURGE COMPONENTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                             August 31,
                                                      2 0 0 1         2 0 0 0
                                                     -----------   -----------
                                                    (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
   Net income (loss)                                 $(4,358,423)  $ 1,511,374
   Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
        Depreciation and amortization                    172,284       512,434
        Deferred income taxes                                 --        (1,215)
        Loss on sale of marketable securities             43,372            --
        Provision for bad debts                           10,000            --
        Amortization of financial consulting fees      2,170,838            --
        Loss on investment in MailEncrypt                607,188            --
        Issuance of stock for services                    28,125            --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                 1,345,735    (2,773,363)
   Inventory                                            (171,671)     (938,201)
   Other current assets                                  578,776      (106,739)
   Accounts payable                                       43,705       528,573
   Accrued expenses and taxes                            (84,686)    1,418,565
                                                     -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                385,243       151,428
                                                     -----------   -----------

INVESTING ACTIVITIES
    Purchase of marketable securities                    (87,776)     (107,485)
    Acquisition of fixed assets                       (1,241,669)     (160,570)
    Net advances to Global Datatel Inc.                       --    (3,057,675)
    Net advances to MailEncrypt.com                           --      (750,000)
    Proceeds from sale of marketable securities        1,250,000            --
                                                     -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                    (79,445)   (4,075,730)
                                                     -----------   -----------

FINANCING ACTIVITIES
   Proceeds from convertible notes payable                    --     7,000,000
   Loan costs                                                 --      (678,988)
   Proceeds from exercise of stock options                36,238       294,904
   Proceeds from loans payable                                --       238,378
   Purchase and retirement of treasury stock            (650,000)           --
                                                     -----------   -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (613,762)    6,854,294
                                                     -----------   -----------

NET CHANGE IN CASH                                      (307,964)    2,929,992

CASH AT BEGINNING OF PERIOD                            2,561,842       159,612
                                                     -----------   -----------

CASH AT END OF PERIOD                                $ 2,253,878   $ 3,089,604
                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                 $     8,375   $   567,407
                                                     ===========   ===========
   Interest paid                                     $    25,844   $    12,222
                                                     ===========   ===========
   Conversion of convertible debt into common stock  $ 7,000,000   $        --
                                                     ===========   ===========
   Conversion of accrued interest into common stock  $   151,883   $        --
                                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc., and SolaWorks, Inc. (collectively, the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2001 and the statements of operations and comprehensive income for the three and nine months ended August 31, 2001 and 2000 and the cash flows for the nine months ended August 31, 2001 and 2000.

All material intercompany balances and transactions have been eliminated in consolidation. The assets, liabilities and operations of MailEncrypt, Inc. ("MailEncrypt") at August 31, 2001, and for the period December 1, 2000 through August 31, 2001, have not been consolidated with those of the Company. The Company acquired MailEncrypt on November 16, 2000. The agreement with MailEncrypt, as amended on March 6, 2001, provides, among other things, that (i) should the shareholders of the Company not approve the conversion into Company's common stock of the Company's series B preferred stock issued in the MailEncrypt acquisition transaction on or before July 1, 2001, (ii) should the Company not file certain proxy statement(s) and a registration statement with the Securities and Exchange Commission by March 31, 2001, or (iii) should the Company not meet specified funding requirements of MailEncrypt at any time prior to May 31, 2001, then the former MailEncrypt shareholders have the option, exercisable through August 15, 2001, to reacquire MailEncrypt from the Company. The above conditions were met and the reacquisition option lapsed, and therefore the financial information of MailEncrypt has not been included in the consolidated financial statements of the Company. However, the parties have informally extended the deadline. The Company did not file such proxy statements and registration statement by March 31, 2001, and the shareholders of the Company did not approve the conversion of the preferred stock by July 1, 2001. The Company is in advanced stages of negotiations with the holders of the preferred stock regarding a possible sale of MailEncrypt back to such holders in consideration of their preferred stock.

The consolidated results of operations for the three and nine months ended August 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 2000.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------------

Reclassifications

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - CONVERTIBLE NOTES PAYABLE
-----------------------------------

In March 2000, the Company completed a $7,000,000 private placement offering ("Private Placement") of convertible promissory notes (the "Notes"). All of the proceeds from the Private Placement were loaned to Global DataTel, Inc. ("Global") and MailEncrypt. The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000, or earlier upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into shares of the Company's common stock at a conversion price of $2.50 per share. On February 1, 2001, Nasdaq advised the Company that in order to comply with Nasdaq's rules, absent specific shareholder approval, the Company must limit the delivery of the conversion shares to no greater than 19.9% of the Company's outstanding shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 shares of the Company's common stock. On July 10, 2001, the shareholders of the Company approved a proposal to authorize the issuance and delivery of 1,808,542 shares of the Company's common stock, pursuant to the automatic conversion of the Notes issued in the Private Placement plus up to an additional 407,185 shares of the Company's common stock in payment of accrued interest if the note holder chooses to receive shares. Following the approval of such proposal, the Company issued to the holders of the Notes (a) 1,808,542 shares of the Company's common stock in order to fully satisfy the Company's delivery obligation in connection with the automatic conversion of the principal amount of the Notes and (b) 60,753 shares to the note holders who agreed to accept the Company's common stock for the payment of the accrued interest due on the Notes. The remaining shares for accrued interest will be issued when the holders of the Notes agree to accept these shares in payment of such accrued interest. In July 2001, in order to avoid disputes, the Company decided to accrue additional interest through the dates the notes were converted. Previously interest was accrued only to December 31, 2000.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 2001




NOTE 3 - EMPLOYEE STOCK OPTIONS
-------------------------------

In June 2001, The Company granted an option to an employee to purchase 3,000 shares of the Company's common stock exercisable at $1.90625 per share.

NOTE 4 - TERMINATION AND SETTLEMENT AGREEMENTS
----------------------------------------------

In July 2001, the Company entered into termination and settlement agreements with its Chairman and Acting Chief Executive Officer and Vice President, Corporate Development. Among other provisions, the agreements provide for the Company to make severance payments totaling approximately $100,000 and $47,000 over six and three month periods, respectively.

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

INVENTORY PURCHASE AGREEMENT
----------------------------

In September 2001, the Company entered into an agreement with Invensys Co. pursuant to which the Company agreed to supply Invensys and its affiliates, ("Invensys") electrical components on the terms set forth in the agreement, including a minimum price reduction of 5% per year after the first year of the agreement. In connection with the agreement, the Company purchased certain inventory from Invensys for approximately $1,250,000 and Invensys agreed to repurchase at the Company's cost in installments over 12 months. In effect, the Company has provided one-year 0% financing of approximately $1,250,000. In addition Invensys agreed, subject to certain conditions, to purchase at least $3 million of the Company's inventory over 12 months.

PAYMENT OF LETTER OF CREDIT GUARANTEE
-------------------------------------

In connection with Superus' San Francisco lease, the Company guaranteed a letter of credit for approximately $345,000. The Company placed a $345,000 certificate of deposit with the bank providing the letter of credit in order to secure the guarantee. As part of Superus winding down its operations, it vacated its San Francisco premises. In October 2001, the landlord utilized the letter of credit for payment of Superus' obligations. The bank subsequently used the certificate of deposit in payment of the Company's guarantee on the letter of credit. The Company had provided for the cost to close the San Francisco facility during the quarter ended May 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

     o    our potential delisting by The Nasdaq Stock Market,

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2001 decreased by approximately $15,219,000, or 54%, to $12,898,000 as compared to net sales of $28,116,000 for the nine months ended August 31, 2000. The consolidated net sales for the three months ended August 31, 2001 decreased by approximately $10,117,000, or 77%, to $2,944,000 as compared to net sales of $13,061,000 for the three months ended August 31, 2000. The net sales for the nine months ended August 31, 2001 for Surge without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, decreased by approximately $49,000, or 1% when compared to the nine months ended August 31, 2000. The net sales for the three months ended August 31, 2001 for Surge decreased by approximately $364,000 or 15% when compared to the three months ended August 31, 2000. The Company had lower sales during the last two quarters as a result of a slowdown in the electronics industry.

The net sales for the nine months ended August 31, 2001 for Challenge decreased by approximately $15,170,000, or 71% when compared to the nine months ended August 31, 2000. The net sales for the three months ended August 31, 2001 for Challenge decreased by approximately $9,753,000, or 92% when compared to the three months ended August 31, 2000. This decrease was primarily attributable to the economic effect of the surplus of certain electronic components available in the broker distributor market in which Challenge primarily operates during the nine months ended August 31, 2001. Currently, Challenge is experiencing a decline in sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to exist for at least the remainder of 2001. Any future improvements in sales and possible profitability is expected to be based on future demand and supply for Challenge's product mix.

There can be no assurance that once demand for these products catches up with the supply, Challenge will be able to attain the sales levels experienced during fiscal 2000. However, Challenge started an audible products division in 1999. Sales of speakers, fans and buzzers by this division are expected to increase in fiscal 2001 from sales levels generated in fiscal 2000.

Our gross profit for the nine months ended August 31, 2001 decreased by approximately $4,284,000, or 53%, as compared to the nine months ended August 31, 2000. The Company's gross profit for the three months ended August 31, 2001 decreased by approximately $1,793,000, or 59%, as compared to the three months ended August 31, 2000. Gross margin as a percentage of net sales relatively remained the same at 29% in the nine months ended August 31, 2001 compared to the nine months ended August 31, 2000. The gross profit for the nine months ended August 31, 2001 and 2000 was $1,937,000 and $1,853,000 for Surge and $1,823,000 and $6,192,000 for Challenge. The gross profit for the three months ended August 31, 2001 and 2000 were $790,000 and $734,000 for Surge and $434,000 and $2,283,000 for Challenge. The decrease in our gross profit was a result of Challenge's decreased sales as described above.

General and administrative expenses for the nine months ended August 31, 2001 increased by approximately $1,138,000, or 29%, as compared to the nine months ended August 31, 2000. For the three months ended August 31, 2001, general and administrative expenses decreased by $340,000, or 20%, as compared to the three months ended August 31, 2000. The increase during the nine months ended August 31, 2001 is primarily due to our funding of MailEncrypt's operations, the costs of which were expensed as incurred, and overhead attributable to Superus. We acquired MailEncrypt in November 2000 and commenced operating Superus in March 2000. Superus incurred approximately $1,495,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for the nine-month period ended August 31, 2001. Superus had no revenues for the nine months ended August 31, 2001. In March 2001, our board of directors decided to not proceed with the proposed recapitalization and merger of Surge into Superus. Superus is attempting to settle and terminate its obligations and commitments, and to wind down its operations, to aid in reducing general and administrative costs in future periods. We currently estimate the cost to terminate the Superus' San Francisco lease to be a minimum of $402,000, which was expensed during the quarter ended May 31, 2001. This estimated cost includes $345,000 subject to a letter of credit, which is secured by a certificate of deposit. In October 2001, the landlord utilized the letter of credit for payment of Superus' obligations. The bank subsequently used the certificate of deposit in payment of the guarantee.

Selling and shipping expenses for the nine months ended August 31, 2001, decreased by approximately $520,000, or 35%, as compared to the nine months ended August 31, 2000. For the three months ended August 31, 2001, selling and shipping expenses decreased by approximately $326,000, or 53%, as compared to the three months ended August 31, 2000. This decrease is primarily due to the decreased sales commissions resulting from lower sales in the current nine-month period. We are committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet Web site, literature, and participation in trade shows.

Financial consulting fees and expenses for the nine months ended August 31, 2001 were approximately $2,171,000, representing the amortization of the value of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. There were no comparable financial consulting fees and expenses for the nine months ended August 31, 2000.

Interest expense for the nine months ended August 31, 2001 decreased by approximately $172,000, as compared to the nine months ended August 31, 2000. This decrease primarily is related to our conversion of our private placement notes as of December 31, 2000. Interest expense for the three months ended August 31, 2001 increased by approximately $9,000, as compared to the three months ended August 31, 2000. In July 2001, in order to avoid disputes, the Company decided to accrue additional interest on the convertible notes through the dates the notes were converted. Previously interest was accrued only to December 31, 2000.

Investment income decreased by approximately $226,000 for the nine months ended August 31, 2001, as compared to the nine months ended August 31, 2000. Investment income decreased by approximately $158,000 for the three months ended August 31, 2001, as compared to the three months ended August 31, 2000. This decrease is primarily related to interest due on monies loaned to Global DataTel, Inc. and MailEncrypt in the nine months ended August 31, 2000. These loans were fully reserved at November 30, 2000. Accordingly, no additional interest has been accrued in the current nine-month period.

In connection with its acquisition of MailEncrypt in November 2000, we incurred acquisition costs, consisting of finders' fees and financial consulting fees, totaling an aggregate of $607,188. We did not meet certain provisions of the merger agreement with MailEncrypt, and, accordingly, the former shareholders had the option to repurchase MailEncrypt from us. We ceased funding the operations of MailEncrypt as of May 31, 2001. We are currently negotiating the sale of MailEncrypt back to MailEncrypt's former shareholders and have, therefore, expensed the costs associated with the acquisition of MailEncrypt during the quarter ended May 31, 2001.

We have included in other income $1 million in respect of a return of a portion of the questionable payments reported in our Form 10-Q for the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to our legal counsel to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at the time, and thereafter, that such payments are not illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in our books and records and financial statements. We duly issued a Form 1099 to the recipient of the payments.

According to Steven Lubman, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to us in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, we disclosed in a 10-QSB that the questionable payments had been made.

In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid, and we received $1 million.

In May 2001, the law firm Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was formally engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "questionable payments". We have taken steps to ensure that such payments are not made in the future, including requiring that payments above $5,000 be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and audit committee members, as well as, as soon as feasible, a controller and chief financial officer. Except for proceedings relating to the potential delisting of our stock by Nasdaq and the Boston Stock Exchange and an SEC inquiry commenced in October, we are not aware of any pending proceedings relating to the questionable payments.

Our previously announced restructuring initiative, including the resignation of Adam J. Epstein as Surge's Chairman of the Board and Acting Chief Executive Officer, are completely unrelated to the questionable payments being investigated and/or any similar payments.

As result of the foregoing, we had a consolidated net loss of $4,358,000 for the nine months ended August 31, 2001, as compared to consolidated net income of $1,511,000 for the nine months ended August 31, 2000. We had a consolidated net loss of $645,101 for the three months ended August 31, 2001, as compared to consolidated net income of $299,810 for the three months ended August 31, 2000.

Liquidity and Capital Resources

Our working capital increased by approximately $884,000 during the nine months ended August 31, 2001 from $3,324,000 at November 30, 2000, to $4,208,000 at
August 31, 2001. This increase primarily resulted from the conversion of the convertible notes payable and a portion of the related interest into shares of our common stock partially offset by our loss for the nine months ended August 31, 2001 and purchase of fixed assets and purchase and retirement of treasury stock. Our current ratio increased to 1.9:1 at August 31, 2001, as compared to 1.4:1 at November 30, 2000.

Inventory turned at a rate of approximately two-thirds less in the nine months ended August 31, 2001 compared to the rate during nine months ended August 31, 2000. This change primarily resulted from the reversal of the shortage of electronic components in Challenge's broker distributor market and the general economic slowdown between the current period and the prior year's corresponding period. The average number of days to collect receivables increased from 27 days to 50 days. Historically, our number of days to collect receivables has been approximately 45 to 50 days. As a result of the shortage of electronic components in 2000, Challenge was able to obtain much more favorable terms from customers which significantly reduced the period to collect receivables. We believe that working capital levels are adequate to meet our current operating requirements.

We have no existing lines of credit.

We continue to incur increasing operating costs. These costs principally consist of rent, payroll, professional fees and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we have reduced payroll and are reviewing other possible reductions.

Surge and Challenge moved their operations to larger quarters at the end of April 2001. The lease for the new premises is with a company owned by certain of our officers, directors and shareholders. Rental costs for the new premises are approximately $95,000 per year higher than rental costs incurred at the prior premises. We estimate the total cost of improvements at the new premises to be approximately $961,000. Amortization of the leasehold improvements are made ratably over the shorter of the ten year term of the new lease or the life of the improvements.

From December 1, 2000 through August 31, 2001, a total of 27,550 shares of our common stock were issued upon exercise of previously granted options for which we received aggregate proceeds of $36,238.

During the nine months ended August 31, 2001, net cash provided by our operating activities totaled approximately $385,000, as compared to $151,000 provided by operating activities in the nine months ended August 31, 2000. The increase in cash provided by operating activities resulted from decreases in accounts receivable, other assets and other noncash expenses including write off of MailEncrypt, as offset by our net operating loss.

In September 2001, we entered into an agreement with Invensys Co. pursuant to which we agreed to supply Invensys and its affiliates ("Invensys") electrical components on the terms set forth in the agreement, including providing Invensys with a minimum price reduction of 5% per year after the first year of the agreement. We believe that Invensys could provide substantial business. In connection with such agreement, we purchased certain inventory from Invensys for $1,250,000 and Invensys agreed to repurchase the inventory at our cost in installments over 12 months. In effect, we have provided one-year 0% financing of approximately $1,250,000 and provided certain other favorable terms to Invensys in order to potentially expand our business with them. In addition Invensys agreed, subject to certain conditions, to purchase at least $3 million of our products over 12 months.

We expect that our cash flow from operations and cash on hand will be sufficient to meet our current financial requirements over at least the next twelve months.

Our net cash used in investing activities totaled approximately $79,000 for the nine months ended August 31, 2001, as compared to $4,076,000 for the nine months ended August 31, 2000. The net cash used in investing activities during the nine months ended August 31, 2001 resulted from the acquisition of fixed assets and construction of improvements to our new premises, offset by the sale of marketable securities. The net cash used in investing activities during the nine months ended August 31, 2000 resulted primarily from advances made to Global and MailEncrypt.

Our net cash used in financing activities totaled approximately $614,000 for the nine months ended August 31, 2001, as compared to cash provided by financing activities of $6,854,000 for the nine months ended August 31, 2000. The cash used in financing activities during the nine months ended August 31, 2001 resulted from the purchasing of treasury stock, partially offset by the exercise of stock options. The cash provided during the nine months ended August 31, 2000 primarily resulted from the $7 million of gross proceeds from our 12% note private placement.

As a result of the foregoing, we had a net decrease in cash of approximately $308,000 during the nine months ended August 31, 2001, as compared to a net increase of $2,930,000 for the nine months ended August 31, 2000.

Between November 2000 and January 2001, we sold approximately $513,000 of new convertible promissory notes, due December 31, 2001, to two investors in a private placement. This amount included the conversion of $238,000 of prior debt plus accrued interest of $24,000 from an investor in our $7 million private placement whose over-subscription was loaned to us outside of such $7 million private placement. The notes paid interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until converted into equity or paid at maturity. These notes are convertible into our common stock at $2.56 per share at the option of the note holders.

As of November 30, 2000, we had outstanding convertible debt in the principal amount of $7 million as a result of our private placement of 12% notes. These notes were payable on or before December 31, 2000, unless earlier converted upon shareholder approval. On February 1, 2001, Nasdaq advised us that, in order to comply with Nasdaq's strict interpretation of its Marketplace Rules, we must limit the delivery of the conversion shares to no greater than 19.9% of the total number of shares of our common stock issued and outstanding at the time of the commencement of the $7 million note offering and seek additional shareholder approval prior to the delivery of the remaining conversion shares and any shares representing the payment of accrued interest. During the three months ended February 28, 2001, we issued an aggregate of 991,462 shares of our common stock to the holders of the 12% notes in partial satisfaction of our delivery obligation of an aggregate 2.8 million shares due in connection with the conversion of principal on the 12% notes. On July 10, 2001, our shareholders authorized an issuance and delivery of the remaining 1,808,542 shares of our common stock, plus up to an additional 407,185 shares of our common stock in payment of accrued interest. We issued 60,753 shares of our common stock in connection with the partial conversion of the accrued interest due on these notes. The remaining shares for accrued interest will be issued when the holders of the notes agree to accept these shares in payment. Accordingly, the liability in the amount of $4,635,257, was reclassified to equity as of July 10, 2001.

Between February and September 2000, we loaned to MailEncrypt an aggregate of $875,000. These loans, which are evidenced by notes in the principal amounts of $750,000 and $125,000, bear interest at the rate of 10% per annum and were due April 16, 2001. In the event the acquisition of MailEncrypt is unwound, these notes would be convertible into common stock of MailEncrypt at the rate of one share of MailEncrypt common stock for every $5.58 of principal so converted. Subsequent to November 30, 2000, we continued to advance additional funds to MailEncrypt, secured by the assets of MailEncrypt. Additional advances totaled approximately $163,000 through May 31, 2001. No additional advances have been made since May 31, 2001. We are seeking to unwind MailEncrypt transaction and have entered into negotiations with the parties from whom we acquired MailEncrypt to sell to them MailEncrypt for the consideration of their return to us of the series B preferred stock we issued in connection with the acquisition in November 2000.

On August 6, 2001, we received a notice that the staff of The Nasdaq Stock Market had determined to delist our Common Stock from quotation on The Nasdaq Stock Market. The delisting was to have been effective on August 14, 2001 unless the Company appealed prior to such date. The Staff stated that its decision was based principally upon the public interest concerns raised by Surge's involvement in the previously disclosed "questionable payments," the refusal by two of our top executives to appear in person to respond directly to questions from the Staff, and our inability to meet certain of the quantitative continued listing criteria under Nasdaq's Marketplace Rules. We appealed the Staff's determination to the Nasdaq Listing Qualifications Panel and presented our arguments for continued listing at a hearing with such Panel on September 28, 2001. We are currently waiting for the Staff's final determination as to our request for continued listing. Our common stock will continue to trade on Nasdaq until the appeal has been decided. There can be no assurance that the Panel will grant our request for continued listing.

The effects of delisting include more limited information as to the market prices of our common stock, less liquidity for the common stock and less news coverage of us. Delisting may adversely affect investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2000, filed with the Securities and Exchange Commission on March 15, 2001 (Commission File No.:0-14188), and to the references made in such Item, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties, except that in October 2001, our subsidiary Superus was sued by its landlord for possession of the premises leased by Superus due to Superus' failure to pay rent. Superus did not contest the lawsuit and the landlord has taken possession of such premises.


Item 2. Changes in Securities.

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

In July 2001, we issued an aggregate of 60,753 shares of our common stock to the holders of certain of our convertible promissory notes originally in the aggregate principal amount of $7 million. These shares were issued to partially satisfy our delivery obligation in connection with the conversion of the accrued interest due through December 31, 2000 on such notes. In July 2001, in order to avoid disputes, the Company decided to accrue additional interest on the convertible notes. Previously interest was accrued only to December 31, 2000. The issuance of such shares was exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

We have included in other income $1 million in respect of a return of a portion of the questionable payments reported in our Form 10-Q for the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to our legal counsel to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at the time, and thereafter, that such payments are not illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in our books and records and financial statements. We duly issued a Form 1099 to the recipient of the payments.

According to Steven Lubman, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to us in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Our counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, we disclosed in a 10-Q that the questionable payments had been made.

In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. We requested that the $3 million be repaid, and we received $1 million.

In May 2001, the law firm Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was formally engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "questionable payments". We have taken steps to ensure that no such payments are made in the future, including requiring that no payments above $5,000 be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and audit committee members, as well as, as soon as feasible, a controller and chief financial officer. Except for proceedings relating to the potential delisting of our stock by Nasdaq and the Boston Stock Exchange and an SEC inquiry that commenced in October, we are not aware of any pending proceedings relating to the questionable payments.

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

We received correspondence from The Nasdaq Stock Market, dated July 12, 2001, stating that our common stock had failed to maintain a minimum bid price of $1.00 per share over the last 30 consecutive trading days. Such minimum bid price is a requirement for listing under Nasdaq's Marketplace Rules. Under the Marketplace Rules, we had 90 calendar days, or until October 10, 2001, to regain compliance with this listing requirement. To regain compliance, our common stock must maintain a bid price of at least $1.00 for a minimum of ten consecutive trading days. However, in response to the extraordinary market conditions following the events of September 11, 2001, Nasdaq has suspended the minimum bid price and public float requirements until January 2, 2002.

On August 6, 2001, we received a notice that the staff of The Nasdaq Stock Market had determined to delist our Common Stock from quotation on The Nasdaq Stock Market. The delisting was to have been effective on August 14, 2001 unless we appealed prior to such date. The Staff stated that its decision was based principally upon the public interest concerns raised by Surge's involvement in the previously disclosed "questionable payments," the refusal by two of our top executives to appear in person to respond directly to questions from the Staff, and our inability to meet certain of the quantitative continued listing criteria under Nasdaq's Marketplace Rules. We appealed the Staff's determination to the Nasdaq Listing Qualifications Panel and presented our arguments for continued listing at a hearing with such Panel on September 28, 2001. We are currently waiting for the Staff's final determination as to our request for continued listing. Our common stock will continue to trade on Nasdaq until the appeal has been decided. There can be no assurance that the Panel will grant our request for continued listing.

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

(b)      Reports on Form 8-K.

         On August 1, 2001, we filed a Current Report on Form 8-K (i) under Item 5 relating to notification by Nasdaq that the Company was not in compliance with the maintenance requirements of the Nasdaq SmallCap Market and (ii) under Item 6 relating to James A. Miller's resignation from our Board of Directors.

         On August 13, 2001, we filed a Current Report on Form 8-K under Item 5 relating to our notification of delisting by Nasdaq.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: October 22, 2001       Surge Components, Inc.


                              By:              /s/ Ira Levy
                                   -----------------------------------------
                                            Ira Levy, President


                              By:          /s/ Steven J. Lubman
                                   -----------------------------------------
                                     Steven J. Lubman, Vice President,
                                   Secretary and Chief Financial Officer
                                      (Principal Accounting Officer)