Form 10KSB
period 2001-11-30
SURGE COMPONENTS INC
filed 2002-03-19
CIK 747540

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

         [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.
                  For the fiscal year ended: November 30, 2001
         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.
             For the transition period from _________ to __________

                         Commission file number: 0-14188

                             Surge Components, Inc.
                 (Name of small business issuer in its charter)

              New York                            11-2602030
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

           95 East Jefryn Boulevard
             Deer Park, New York                     11729
    (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number: (631) 595-1818

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $.001 per share Redeemable Class A common stock purchase warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's net revenues for its most recent fiscal year: $15,722,613.

The aggregate market value of the 8,478,826 shares of voting and non-voting common equity stock held by non- affiliates (all shareholders other than officers, directors and 5% or greater shareholders) of the registrant was $466,335.43, as of March 5, 2002, based on the last sale price of the registrant's common stock on such date of $0.055 per share, quoted on the over-the-counter "pink sheets" maintained by Pink Sheets LLC.

There were a total of 9,185,235 shares of the registrant's common stock outstanding as of March 5, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format:   Yes        No   X
                                                     ---        ---

                                     PART I

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refers to Surge Components, Inc. ("Surge") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiary, Challenge/Surge, Inc. ("Challenge").

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

         o political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials,

         o the market acceptance and amount of sales of our products and services,

         o the extent that our distribution network and marketing programs achieve satisfactory response rates,

         o the effect of the current surplus of electronic component parts in the broker distributor market on sales by our Challenge subsidiary,

         o        our historical losses,

         o the competitive environment within the electronic components industry,

         o        our ability to raise additional capital, if and as needed,

         o        the cost-effectiveness of our product development activities,

         o the effect of the delisting of our common stock from The Nasdaq Stock Market,

         o the extent of any further investigations or proceedings with respect to the questionable payments, and

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

Item 1.  Description of Business.

Business Development

         Surge was incorporated under the laws of the State of New York on November 24, 1981. Surge, a supplier of electronic products and components, completed an initial public offering of its securities in 1984 and a second offering of its securities in August 1996. Challenge, a broker and distributor of electronic components, is a New York corporation formed in 1988. Superus, a Delaware corporation, was formed in March 2000 to ultimately become our Delaware parent holding company through the proposed merger of Surge with and into Superus, which we determined not to proceed with. Superus is currently inactive and has filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

         In January 2000, Surge formed Mail Acquisition Corp., a Delaware corporation. On November 16, 2000, MailEncrypt.com, Inc., a California-based infrastructure application service provider offering Web-based encrypted e-mail solutions, was merged with and into Mail Acquisition, which changed its name to MailEncrypt, Inc. upon completion of the merger. On October 23, 2001, Surge completed a stock exchange transaction with David Bird, Adam J. Epstein, Chris Harano, Michael Patchen and Thomas Taulli, such individuals being the former shareholders (the "Shareholders") of MailEncrypt, Inc., the company with whom Surge had entered into an acquisition agreement, subject to rescission, on November 16, 2000. Such acquisition agreement provided, among other things, that if the shareholders of Surge did not approve the conversion into common stock of Surge's Series B Preferred Stock issued in the MailEncrypt acquisition on or before July 1, 2001, then the Shareholders had the option, exercisable through August 15, 2001, to rescind the transaction and reacquire MailEncrypt from Surge. The Shareholders did not exercise such option. However, Surge and the Shareholders continued to negotiate the terms of such rescission subsequent to August 15, culminating in a stock exchange transaction based substantially on the rescission provisions set forth in the original acquisition agreement. The rescission was completed pursuant to a Stock Exchange Agreement, dated as of October 23, 2001, among Surge and the Shareholders. Pursuant to the Stock Exchange Agreement, Surge exchanged 100 shares of common stock of MailEncrypt, which represented all of the issued and outstanding capital stock of MailEncrypt, for 182,139.797 shares of Series B Preferred Stock of Surge which had been issued to the Shareholders in the MailEncrypt acquisition transaction. Also, approximately $1.1 million of debt of MailEncrypt was exchanged for
7.31979 shares of MailEncrypt common stock, representing approximately 6.8% of MailEncrypt, which was issued to Surge based substantially on the rescission provisions set forth in the original acquisition agreement. Surge also made payments of $30,000 to each of David Bird and Michael Patchen. In addition, for a two year period commencing on the closing date, Surge has agreed not to directly or indirectly engage in the electronic mail encryption business, except that Surge may sell or provide electronic components to one or more companies that are engaged in such business.

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

         Surge's and Challenge's principal executive offices are currently located at 95 East Jefryn Boulevard, Deer Park, New York 11729; and its telephone number is (631) 595-1818.

Business of Our Company

         Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. Surge's products are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and smoke detectors. Surge's products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of Surge's product lines, who resell these products within their customer base.

         Surge's products are manufactured predominantly in Asia by approximately thirteen independent manufacturers. Surge does not have any binding long-term supply, distribution or franchise agreements with its manufacturers. Surge acts as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for many of its manufacturers pursuant to oral agreements. In addition, in December 2000, Surge launched a joint-venture limited liability company with Lelon Electronics Corporation, a Taiwan corporation, whereby the joint venture will act as sales and marketing agent in North America for all Lelon products utilizing Surge's existing organization and resources. The joint venture is currently inactive.

         Challenge engages in the electronic components and products broker distribution business. Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge purchases these components and products in the open market on the best available terms and generally keeps inventories of these products. Challenge's revenues are principally derived from the mark-up on the sale of these products. During the latter part of 1999, Challenge began selling new product lines which required maintaining higher inventory levels for these speaker, fan and buzzer products. Challenge expects increased sales of these new product lines in the current year. Challenge has added sales representative organizations throughout the United States, as well as some distributors, to help develop the market for this line of products. Challenge has its own sales representatives, but generally shares management and facilities with Surge.

         We have achieved consolidated net sales during the last three years of approximately $12,147,000 in Fiscal 1999, $36,555,000 in Fiscal 2000 and $15,723,000 in Fiscal 2001. The net sales for Challenge decreased by $20,084,000 in Fiscal 2001 to $7,239,000 when compared to Fiscal 2000. This decrease was primarily attributable to the economic effect of the overage of certain electronic components during Fiscal 2001 in the market in which Challenge primarily operates. Challenge expects to see a significant decline in sales for at least the first half of Fiscal 2002, which ends on November 30, 2002, due to the continued slowdown in manufacturing among certain of Challenge's customers. This is expected to adversely affect sales and profits until demand for these particular products exceeds supply which may or may not occur in Fiscal 2002 or thereafter.

         The electronic components industry have been characterized by intense price cutting which could materially adversely affect our future operating results. Due to our limited financial resources, anticipated expenses and the highly competitive environment in which we operate, there can be no assurance that our current rate of revenue growth will continue in the future or that our future operations will remain profitable. We expect to incur operating losses at least for the first half of Fiscal 2002.

         In the past few years, we expanded our operations through the opening of additional sales/stocking offices, the expansion of our headquarters office and warehouse facility and the increase of our inventories. In April 2001, we relocated Surge's and Challenge's office and warehouse facilities to a new location in the same local area as our facility and increase the total square footage for their facility from approximately 7,500 square feet to approximately 23,000 square feet. In order for us to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

Industry Background

         The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and resistors), and electro mechanical, interconnect (such as connectors and wire) and computer products. Surge focuses its efforts on the distribution of capacitors and discrete components, a small subset of the electronic components market.

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

         The industry is also experiencing a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia using their own factory or a subcontractor. The company is planning to register in Hong Kong and hire sales staff for this Hong Kong/Greater China market.

Products

         Surge supplies a wide variety of electronic components bearing our private "Surge" label which can be broadly divided into two categories --capacitors and discrete components. For Fiscal 2001, capacitors accounted for approximately 90% of Surge's sales. For Fiscal 2000, capacitors accounted for 85% in Surge's sales. Discrete components accounted for Surge's remaining sales in Fiscal 2001 and Fiscal 2000. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by Surge under the Surge name or by Challenge are set forth below.

Capacitors

         A capacitor is an electrical energy storage device used in the electronics industry for varied applications, principally as elements of resonant circuits, in coupling and bypass applications, blockage of DC current, as frequency determining and timing elements, as filters and delay-line components, and in voltage transient suppression (circuit protection devices). All products are available in traditional leaded as well as surface mount (chip) packages.

         Our product line of capacitors includes:

         o Aluminum Electrolytic Capacitors. These capacitors, which are Surge's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. Our supplier has one of the largest facilities for these products in Taiwan. This facility is fully certified for the International Quality Standard ISO 9001 and 9000, which means that it meets the strictest requirements established by the automotive industry and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information and to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This certification permits us to monitor quality control/manufacturing process information and to respond to any customer questions.

         o Ceramic Capacitors. These capacitors are the least expensive, and are widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost products including computer, telecom, appliances, games and toys.

         o Mylar Film Capacitors. These capacitors are frequently used for noise suppression and filtering. They are commonly used in telecommunication and computer products. Surge's supplier in Korea has a facility fully certified for the International Quality Standard ISO 9002.

         Discrete Components. Discrete components, such as semiconductor rectifiers, transistors and diodes, are packaged individually to perform a single or limited function, in contrast to integrated circuits, such as microprocessors and other "chips," which contain from a few diodes to as many as several million diodes and other elements in a single package, and are usually designed to perform complex tasks. Surge almost exclusively distributes discrete, low power semiconductor components rather than integrated circuits. Our product line of discrete components includes:

         Rectifiers. Low power semiconductor rectifiers are devices that convert alternating current, or AC power, into one directional current, or DC power, by permitting current to flow in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. Surge offers a wide variety of rectifiers, including:

         o        Schottky barrier rectifiers;

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

         o self packaged surface mount rectifiers, chip style without leads and used in miniaturization; and

         o        auto rectifiers.

         All products are available in traditional leaded as well as surface mount (chip) packages. Surge's main rectifier supplier has QS 9000 automotive certification, giving us an opportunity to market our products to the automotive industry.

         Transistors. Transistors send a signal to the circuit for transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. All products are available in traditional leaded as well as surface mount (chip) packages. Surge sells many types of ISO 9002 transistors, including:

         o small signal transistors, designed for lower levels of current; and

         o power transistors, designed for large currents to safely dissipate large amounts of power.

         Diodes. Diodes are two-lead or surface mount components that allow electric current to flow in only one direction. They are used in a variety of electronic applications, including signal processing and direction of current. All products are available in traditional leaded as well as surface mount (chip) packages. Diodes sold include:

         o        zener diodes;

         o        high speed switching diodes;

         o        and rectifiers, the most popular type of diode.

         Circuit Protection Devices. Our circuit protection devices include transient voltage suppressors and metal oxide varistors, which protect circuits against switching, lightning surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors which are more economically priced and are used in consumer products. All products are available in traditional leaded as well as surface mount (chip) packages.

         Audible Components. These include audible transducers and Piezo buzzers and speakers which produce an audible sound for, and are used in back-up power supplies for, computers, alarms, appliances, smoke detectors, automobiles, telephones and other products which produce sounds. Challenge has initiated marketing relationships with certain Asian manufacturers of audible components to sell these products worldwide. All products are available in traditional leaded as well as surface mount (chip) packages.

         New Products. We periodically introduce new products which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other of our products and will further provide a one-stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. We are currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. These new products include fuses, printed circuit boards and switches. All products are available in traditional leaded as well as surface mount (chip) packages.

Inventory

         In order to obtain the best available price from our suppliers, we will typically waive the right to obtain refunds if prices are subsequently lowered prior to our sale of the products, as well as the right to return inventory to manufacturers. We generally try to pass these savings on to our customers. We plan to eventually implement a bar code system to improve the efficiency of its inventory control. A bar code system would enable us to automatically record all inventory received, reduce the open order status with the supplier by such amounts of inventory received, control levels of inventory on hand and create customer invoices based on shipments made to them.

         In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. Although the number of components and products will continue to increase as we continue to increase our inventories, we plan to generally maintain a two to four month inventory. Our products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2001, Surge and Challenge maintained an inventory valued at $2,311,000. Our inventories at November 30, 2000 were valued at $3,017,000.

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

         Challenge is in the broker distribution business and fills orders from customers which need electronic components and products that are not readily available from their suppliers. Throughout Fiscal 2001, there was an excess of electronics products in the United States markets. The excess of electronics products resulted in decreased business among broker distributors. A decrease in Challenge's broker distribution business is reflected in the decrease in net sales from approximately $27,323,000 in Fiscal 2000 to $7,239,000 in Fiscal 2001. Challenge has obtained and is seeking to obtain additional product rights to certain brand name product lines and establish direct relationships with those manufacturers for the audible products and fans.

         Although Challenge cannot be certain, it believes that the broker distribution business will continue to change and that many of such businesses will have difficulties surviving if they have insufficient resources to compete with the factory direct distributors. In furtherance of this belief, Challenge began to develop in late 1999, a new product division of speakers, fans and buzzers manufactured in Asia sold under the Challenge name.

Product Availability

         Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2001, Challenge purchased approximately 51% of its products overseas as a result of the shortages domestically and Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2001, those foreign manufactured products were supplied from manufacturers in Taiwan (41%), Hong Kong (20%), elsewhere in Asia (14%) and overseas outside of Asia (1%). Surge purchases its products from approximately thirteen different manufacturers, for many of which we act as exclusive sales agent in North America. While these manufacturers are often the leading suppliers for OEMs, especially in the consumer market which is extremely price sensitive, they are typically not the largest manufacturers for these products. Management believes, however, that these manufacturers usually offer lower prices and quicker response times than some of the largest manufacturers.

         In December 2000, Surge launched a joint-venture limited liability company with Lelon Electronics Corporation, a Taiwan corporation, whereby the joint venture acts as sales and marketing agent in North America for all Lelon products. Lelon, in business since 1976 and publicly-traded in Taiwan, is a world-class manufacturer of aluminum electrolytic capacitors and has been supplying products to Surge for over ten years on a master distributor basis. The newly formed company is operating under the name of Surge/Lelon, LLP and markets and sells the full range of product offerings in North America that are currently manufactured under the Lelon name. As a result of the synergies created by Surge/Lelon, we have increased the addressable market and breadth of our product offerings, and also share in revenue from all North American sales with Lelon and also from all North American joint-venture sales. Surge/Lelon LLP is operating from our existing location in Deer Park, NY, and is headed by Ira Levy, Surge's President. To date, we have not derived any revenues from the joint venture.

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

         We have established payment terms with our manufacturers of between 30 and 60 day open account terms.

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

         For Fiscal 2001, DB Products and Lelon accounted for 10% or more of Surge's consolidated purchases. DB Products accounted for 11% and Lelon 29% of Surge's consolidated purchases. In Fiscal 2000, no supplier accounted for 10% or more of Surge's consolidated purchases.

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

         The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. While we believe that because of our inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in components. However, should there be shortages in the future, such shortages could have both a beneficial or an adverse effect upon our business. Conversely, due to poor market demand, there could be an excess of components in the market, causing a stronger competition, and an erosion of prices.

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

         We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2001, we had representation agreements with approximately 20 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with our products. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

         We engage independent sales representative organizations in various regions throughout the world for marketing to OEM customers and distributors. Sales by the independent sales representative organization Win-Cor Electronics Sales Corp. in the New York metropolitan area represented 18% of Surge's sales in Fiscal 2001 and 18% in Fiscal 2000.

         We have initiated a formal national distribution program to attract more distributors to promote our products. We have a National Distribution Manager to develop and manage this program. We expect this market segment to contribute significantly to our sales growth over time.

         Many OEMs require their suppliers to have a local presence and Surge's network of independent sales representatives are responsive to these needs. In this regard, in order to service the growing importance of the electronics community, Surge has a quality support/engineering location and a sales location in California. Surge also opened a contracted warehouse space in Phoenix, Arizona to stock products for customers in the western region. Surge pays for this space on a monthly basis. Surge also has a marketing office in Taiwan that provides marketing and customer service for the Asian market. The cost and related expenses of this office have been minimal since Surge is utilizing the same office space used by one of its supplier management groups. Currently, Surge is planning to register the company in Hong Kong and hire a regional sales manager to service the Hong Kong/Greater China region customers.

         We utilize the services of the Progressive Marketing Corp., of Melville, New York, an unaffiliated marketing/public relations organization, which publicizes our achievements and helps us develop greater name recognition and positioning within the electronics industry. Progressive places announcements in trade journals concerning our new product introductions, hiring of key personnel, new sales organizations and representatives. Other marketing efforts include generation and distribution of our product catalogs and brochures and attendance at trade shows. We have produced an exhibit for display at electronics trade shows throughout the year. Our products have been exhibited at the electronic distribution show in Las Vegas, Nevada and we will continue our commitment and focus on the distribution segment of the industry by our visibility at the Electronic Distributor Trade Show.

Customers

         Our products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, smoke detectors, and household appliances industries. We request our distributors to provide point of sales reporting which enables us to gain knowledge of the breakdown of industries into which our products are sold. For Fiscal 2001, one customer, Millennium Components, a company owned by a non-officer/director employee of Surge, accounted for 10% of Surge's consolidated net sales. For Fiscal 2000, such customer accounted for 29% of Surge's consolidated net sales. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Competition

         We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition, in both our selling efforts and purchasing efforts, from the many companies that manufacture or distribute electronic components. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata and Kemet. Our principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Microsemi Corp., Diodes, Inc. and Samsung. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

         Other factors that will affect our success in these markets include our continued ability to attract additional experienced marketing, sales and management talent, and our ability to expand our support, training and field service capabilities. Our motto is "never say no," as we offer same day fulfillment without minimum purchase order requirements and generally maintain flexibility to ensure complete customer satisfaction.

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

Customer Service

         We have two full-time customer service employees whose time is dedicated largely to respond to customer inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. We intend to increase our customer service capabilities, as necessary.

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

Backlog

         As of November 30, 2001, our backlog was approximately $5,076,000, as compared with $3,770,000 at November 30, 2000. Substantially all backlog is shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

         As of November 30, 2001, Surge and Challenge employed 25 persons, two of whom are employed in executive capacities, eight are engaged in sales, one in engineering, three in purchasing, three are engaged in administrative capacities, two are in customer service, two are in accounting and four are in warehousing. As of November 30, 2001, Superus had no employees. Its Chief Executive Officer is employed by Surge. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.


RISK FACTORS

 All forward-looking statements should be read with caution. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

We have limited historical profitability and our future operating results could be weak.

         We had a net loss of $6,111,000 in Fiscal 2001 and $11,370,000 in Fiscal 2000. Given our historical losses there can be no assurance we will be able to become profitable in the future. The electronics and semiconductor industries have been characterized by intense price cutting which could materially adversely affect our future operating results. Given our limited financial resources, anticipated expenses and legal fees and the highly competitive environment in which we operate, there can be no assurance that we will be able to achieve revenue growth in the future or that our future operations will become profitable.

We may need additional financing to operate profitably.

         We have recently expanded our facilities to achieve growth primarily through the increased penetration of the OEM and distribution market, the introduction of new products and the upgrade of existing product lines. We expect to continue to incur significant operating costs. These costs consist principally of payroll, marketing and facilities related charges. Our future profitability depends on increased future sales. In the event that future sales levels do not increase or in the event that we are unable to obtain such additional financing as it becomes necessary, we will not be able to achieve all of our business plans and our business could be materially adversely affected.

We may be adversely affected by a downturn in our industry and the economy in general.

         The electronics components industry is cyclical and as a result we are subject to downturns in general economic conditions and changes in client business and marketing budgets. A downturn in general economic conditions in one or more markets or changes in client business and marketing budgets could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty competing in the electronic components market.

         Surge conducts business in the highly competitive electronic components industry. We expect this industry to remain competitive. Throughout Fiscal 2001 and 2000, there was an excess of electronics products in the U.S. markets.

If we fail to attract and retain employees, our growth could be limited and our business may be adversely affected.

         Our future success will depend in large part upon the abilities and continued services of Ira Levy, our President and Chief Executive Officer. We cannot assure you that we will be able to retain the services of Mr. Levy. In addition, we must be able to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. The competition in our industries for skilled personnel is intense, and we cannot be sure that we will be successful in attracting, training and retaining such personnel. An inability to hire and retain employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. This could have a material adverse effect on our business.

Regulatory and legal uncertainties could harm our business.

         Several industries in which our clients operate are subject to varying degrees of governmental regulation. Generally, compliance with these regulations is the responsibility of our clients. However, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with these regulations. These actions could have a material adverse effect on our business.

         From time to time state and federal legislation is proposed with regard to the use of proprietary databases of consumer groups. The fact that we generate and receive data from many sources increases the uncertainty of the regulatory environment. As a result, there are many ways both domestic and foreign governments might attempt to regulate our use of our data. Any such restrictions could have a material adverse effect on our business. The services we offer outside the United States may be subject to foreign regulations including:

         o        advertising content;

         o        promotions of financial products;

         o        activities requiring customers to send money with mail orders;
                  and

         o        the maintenance and use of customer data held on databases.

We lack written long-term supply contracts with manufacturers and depend on a limited number of suppliers.

         Surge does not have any written long-term supply, distribution or franchise agreements with any of its manufacturers. We act as the exclusive sales agent in North America for many of our manufacturers, pursuant to oral agreements. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships. For Fiscal 2001, two suppliers accounted for in excess of 10% of our net purchases. Purchases from these two suppliers in Fiscal 2001 were approximately $4,306,000. While we believe that there are alternative semiconductor and capacitor manufacturers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would most likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed; price fluctuations could harm us.

         In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of our products. Accordingly, we attempt to maintain a three to four month inventory of those products we offer which are in high demand. As a result of our strategic inventory purchasing policies, under which we order in to obtain preferential pricing, waive the rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), we bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected.

We depend on certain customers.

         For Fiscal 2001 approximately 10% of our net sales were derived from Millennium Components, a related party, which accounted for 10% of our revenues. During Fiscal 2000, this customer accounted for approximately 29% of our net sales. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

We may not be able to compete against large competitors who have better resources.

         We face intense competition, in both our selling efforts and purchasing efforts, from the many companies that manufacture or distribute electronic components and semiconductors. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata and Kemet. Our principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Microsemi Corp., Diodes, Inc. and Samsung. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

Our business will be adversely affected if there is a shortage of components.

         The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. While we believe that because of our large inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in certain discrete semiconductor components. However, in the future shortages may have an adverse effect upon our business.

We may be adversely affected by trade regulation and foreign economic conditions.

         Approximately 76% of the total goods which we purchased in Fiscal 2001 were manufactured in foreign countries, with the majority purchased in Taiwan (41%), China (3%), Hong Kong (20%), Japan (1%), other Asia countries (10%) and overseas outside of Asia (1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. In addition, the current economic conditions in Southeast Asia may severely impact our business. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

         The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors have adversely impacted our business in the past, there can be no assurance that these factors will not materially adversely affect us in the future.

The cyclical nature of the electronics industry may adversely affect our operations.

         The electronics industry is currently being affected and has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of capacitors and semiconductors. In addition, the life-cycle of existing electronic products and the timing of new product developments and introductions can affect demand for semiconductor components. Any further downturns in the electronics distribution industry could adversely affect our business and results of operations.

We do not have any registered patents, trademarks or copyrights.

         We do not have any patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. We rely on the know-how, experience and capabilities of our management personnel. Therefore, without trademark and copyright protection, we have no protection from other parties attempting to offer similar services.

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

We may be subject to further investigations or proceedings due to the "questionable payments."

         As we have previously disclosed, there have been certain "questionable payments" which have resulted in the delisting of our common stock from The Nasdaq Stock Market and which are currently the subject of an inquiry by the Securities and Exchange Commission. We have taken steps to ensure that no such payments are made in the future, including requiring that no payments above $5,000 be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and audit committee members, as soon as feasible, a controller and chief financial officer. However, there can be no assurance that the questionable payments and related investigations will not lead to any other proceedings and we have received threats of litigation related to such events. Any such proceeding or litigation could adversely affect our business and results of operations.

The delisting of our common stock from Nasdaq could adversely affect us.

         Our common stock was delisted from The Nasdaq Stock Market effective November 30, 2001 and currently trades on the over-the-counter Pink Sheets maintained by Pink Sheets LLC. The effects of delisting include more limited information as to the market prices of our common stock, less liquidity for the common stock and limited news coverage of us. Our delisting may restrict investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.


Item 2.  Description of Property.

         Surge and Challenge each lease their current executive offices and warehouse facilities, located at 95 Jefryn Boulevard, Deer Park, New York, 11729, at an aggregate annual rental for each of Surge and Challenge of $174,376 during 2001. The Lessor is Great American Realty of 95 Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its directors, Mark Siegel. These leases expire on September 30, 2010. Each lease is subject to a 3% annual increase. Each tenant occupies approximately 11,625 square feet of office space and warehouse space.


Item 3.  Legal Proceedings.

         As disclosed in our public filings and in this Annual Report, there have been certain questionable payments which have led to the delisting of the Company's stock from Nasdaq and which are currently the subject of an informal inquiry by the Securities Exchange Commission which began in October 2001. There can be no assurance that the questionable payments and related investigations will not lead to any other proceedings and we have received threats of litigation related to such events.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the year ended November 30, 2001.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

         On November 30, 2001, our common stock was delisted from the Nasdaq SmallCap Market. Since such date, our common stock has been quoted on the over-the-counter "pink sheets" maintained by Pink Sheets LLC (formerly the National Quotation Bureau), under the symbol "SPRS".

         Until November 30, 2001, our common stock was traded on the Nasdaq SmallCap Market under the symbol "SPRS" and on the Boston Stock Exchange under the symbol "SRD."

         The following tables set forth the range of high and low prices for our common stock for the periods indicated as derived from reports furnished by The Nasdaq Stock Market and Pink Sheets LLC. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions.

                                                         High         Low
                  Fiscal 2000:

                  Quarter Ended February 29, 2000       8-3/16         1-3/4
                  Quarter Ended May 31, 2000            10-3/8          3
                  Quarter Ended August 31, 2000         6-7/16         3-1/16
                  Quarter Ended November 30, 2000        4-7/8         4-7/8

                  Fiscal 2001:

                  Quarter Ended February 28, 2001        3.125         1.594
                  Quarter Ended May 31, 2001             2.000         0.750
                  Quarter Ended August 31, 2001          1.000         0.130
                  Quarter Ended November 30, 2001        0.229         0.100

                  Fiscal 2002:

                  Quarter Ended February 28, 2002        0.160         0.041

         On March 5, 2002, the closing price of our common stock as reported by the Pink Sheets was $0.055. As of March 5, 2002, (i) we had 233 holders of record of our common stock, (ii) 9,185,235 shares of our common stock were outstanding, (iii) 62,000 shares of our Series C preferred stock were outstanding, and (iv) 620,000 shares of our common stock were reserved for issuance upon conversion of our Series C preferred stock.

Dividends and Dividend Policy

         We have not paid any cash dividends on our common stock during the last two fiscal years and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In addition, we are required to give preference in any declaration and payment of dividends to the Series C preferred stock. Series C preferred stock requires an annual dividend payment of $.50 per share, or $35,000 in the aggregate. We paid dividends totaling $6,625 to Series C preferred stock holders during the year ended November 30, 2001.

Recent Sales of Unregistered Securities

         The information set forth below is a list of all our sales and issuances of our equity securities occurring during our fiscal year ended November 30, 2001 which we have not otherwise disclosed in any of our Quarterly Reports on Form 10-QSB.

         In March 2000, the Company completed a $7,000,000 private placement offering ("Private Placement") of convertible promissory notes (the "Notes"). All of the proceeds from the Private Placement were loaned to Global DataTel, Inc. ("Global") and MailEncrypt. The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000, or earlier upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into shares of the Company's common stock at a conversion price of $2.50 per share. On February 1, 2001, Nasdaq advised the Company that in order to comply with Nasdaq's rules, absent specific shareholder approval, the Company must limit the delivery of the conversion shares to no greater than 19.9% of the Company's outstanding shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 shares of the Company's common stock. On July 10, 2001, the shareholders of the Company approved a proposal to authorize the issuance and delivery of 1,808,542 shares of the Company's common stock, pursuant to the automatic conversion of the Notes issued in the Private Placement plus up to an additional 407,185 shares of the Company's common stock in payment of accrued interest if the note holder chooses to receive shares. Following the approval of such proposal, the Company issued to the holders of the Notes (a) 1,808,542 shares of the Company's common stock in order to fully satisfy the Company's delivery obligation in connection with the automatic conversion of the principal amount of the Notes and (b) 60,753 shares to the note holders who agreed to accept the Company's common stock for the payment of accrued interest due on the Notes through December 31, 2000. The Company accrued additional interest through the dates the notes were converted of approximately $282,000. In October and November 2001, 270,954 shares valued at $740,000 for accrued interest were issued in partial payment of such accrued interest to certain holders of the notes who agreed to accept stock in payment of such accrued interest. The issuance of the Notes was exempt from registration under the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act. The issuance of such shares upon conversion of the Notes was exempt from registration under the Securities Act pursuant to the provisions of Sections 3(a)(9) and 4(2) of the Securities Act.

         Between November 2000 and January 2001, Surge sold $513,448 in principal amount of 12% convertible promissory notes to two accredited investors. These notes were sold at par. The amount sold includes the exchange of $238,374 of prior debt, plus accrued interest on such prior debt of $23,043, received in connection with an over-subscription to our $7 million private placement of December 1999 through March 2000. Such over-subscription amount was loaned to Surge outside of such private placement. These two notes were convertible into Surge common stock at $2.56 per share at the option of the note holders. The Company issued to the holders of these notes 283,912 shares of the Company's Common Stock pursuant to the conversion of the notes and a portion of the interest due. We paid $25,600 in sales commissions to a broker-dealer involved in the sale of one of such notes. Surge believes that this transaction was exempt from registration under the exemption provided pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering, based on the knowledge, sophistication and net worth of the note purchasers, as well as exemption from registration under Regulation D under the Securities Act.

         On October 23, 2001, Surge completed a stock exchange transaction with David Bird, Adam J. Epstein, Chris Harano, Michael Patchen and Thomas Taulli, such individuals being the former shareholders (the "Shareholders") of MailEncrypt, the company with whom Surge had entered into an acquisition agreement, subject to rescission, on November 16, 2000. Such acquisition agreement provided, among other things, that if the shareholders of Surge did not approve the conversion into common stock of Surge's Series B Preferred Stock issued in the MailEncrypt acquisition on or before July 1, 2001, then the Shareholders had the option, exercisable through August 15, 2001, to rescind the transaction and reacquire MailEncrypt from Surge. The Shareholders did not exercise such option. However, Surge and the Shareholders continued to negotiate the terms of such rescission subsequent to August 15, culminating in a stock exchange transaction based substantially on the rescission provisions set forth in the original acquisition agreement. The rescission was completed pursuant to a Stock Exchange Agreement, dated as of October 23, 2001, among Surge and the Shareholders. Pursuant to the Stock Exchange Agreement, Surge exchanged 100 shares of common stock of MailEncrypt, which represented all of the issued and outstanding capital stock of MailEncrypt, for 182,139.797 shares of Series B Preferred Stock of Surge which had been issued to the Shareholders in the MailEncrypt acquisition transaction. Also, approximately $1.1 million of debt of MailEncrypt was exchanged for 7.31979 shares of MailEncrypt common stock, representing approximately 6.8% of MailEncrypt, which was issued to Surge based substantially on the rescission provisions set forth in the original acquisition agreement. Surge also made payments of $30,000 to each of David Bird and Michael Patchen. In addition, for a two year period commencing on the closing date, Surge has agreed not to directly or indirectly engage in the electronic mail encryption business, except that Surge may sell or provide electronic components to one or more companies that are engaged in such business. We believe that the share exchange transaction was exempt from registration under the exemption provided pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         Fiscal Year Ended November 30, 2001 as Compared to Fiscal Year Ended November 30, 2000

         Consolidated net sales for the year ended November 30, 2001 decreased by approximately $20,832,000, or 57%, to $15,723,000 as compared to net sales of $36,555,000 for the year ended November 30, 2000. The net sales for the year ended November 30, 2001 for Surge without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, decreased by approximately $748,000, or 8% when compared to the year ended November 30, 2000. The Company had lower sales during the current year as a result of a slowdown in the electronics industry.

         The net sales for the year ended November 30, 2001 for Challenge decreased by approximately $20,085,000, or 74% when compared to the year ended November 30, 2000. This decrease was primarily attributable to the economic effect of the surplus of certain electronic components available in the broker distributor market in which Challenge primarily operates during the year ended November 30, 2001. Currently, Challenge is experiencing a decline in sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to exist through the first half of 2002. Any future improvements in sales and possible profitability is expected to be based on future demand and supply for Challenge's product mix.

         There can be no assurance that once demand for these products catches up with the supply, Challenge will be able to attain the sales levels experienced during fiscal 2000. However, Challenge started an audible products division in 1999 and sales of speakers, fans and buzzers by this division has increased steadily since their introduction.

         Our gross profit for the year ended November 30, 2001 decreased by approximately $5,962,000, or 62%, as compared to the year ended November 30, 2000. Gross margin as a percentage of net sales relatively decreased to 24% in the year ended November 30, 2001 as compared to 26% for the year ended November 30, 2000. The decrease in our gross profit was a result of Challenge's decreased sales as described above.

         General and administrative expenses for the year ended November 30, 2001 increased by approximately $438,000, or 12%, as compared to the year ended November 30, 2000. The increase during the year ended November 30, 2001 is due to our continued funding of MailEncrypt's operations and the subsequent unwinding of the MailEncrypt acquisition transaction, the costs of which were expensed as incurred, and overhead attributable to Superus. We acquired MailEncrypt in November 2000 and unwound such acquisition on October 23, 2001 and commenced operating Superus in March 2000. Superus incurred approximately $2,185,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for the year ended November 30, 2001. Superus had no revenues for the year ended November 30, 2001. In March 2001, our board of directors decided to not proceed with the proposed recapitalization and merger of Surge into Superus. Superus is attempting to settle and terminate its obligations and lease commitments, and to wind down its operations, which should reduce general and administrative costs in future periods. We estimated the cost to terminate the Superus' San Francisco lease to be a minimum of $402,000, which was expensed during the quarter ended May 30, 2001. This estimated cost included $345,000 subject to a letter of credit, which was secured by a certificate of deposit. In October 2001, the landlord utilized the letter of credit for payment of Superus' obligations. The bank subsequently used the certificate of deposit in payment of the guarantee. Throughout 2001, we attempted to negotiate a settlement with the landlord to terminate the lease. To date, we have been unable to enter into a settlement agreement with the landlord. On March 8, 2002, Superus filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code.

         Selling and shipping expenses for the year ended November 30, 2001, decreased by approximately $645,000, or 33%, as compared to the year ended November 30, 2000. This decrease is primarily due to the decreased sales commissions resulting from lower sales in the current year. We are committed to increasing sales through authorized distributors, global and domestic sales representatives, an Internet web site, literature, and participation in trade shows.

         Financial consulting fees and expenses for the year ended November 30, 2001 were approximately $2,334,000, principally representing the amortization of the value of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with an investment banker regarding services through May 2001 and reimbursement of expenses. Financial consulting fees and expenses in Fiscal 2000 pursuant to the agreement were approximately $5,916,000.

         Interest expense, including the amortization of debt costs, for the year ended November 30, 2001 decreased by approximately $1,234,000, as compared to the year ended November 30, 2000. This decrease primarily is related to our conversion of our private placement notes as of December 30, 2000. In July 2001, in order to avoid disputes, the Company decided to accrue additional interest on the convertible notes through the dates the notes were converted. Previously interest was accrued only to December 30, 2000.

         Investment income decreased by approximately $284,000 for the year ended November 30, 2001, as compared to the year ended November 30, 2000. This decrease is primarily related to interest due on monies loaned to Global DataTel, Inc. and MailEncrypt in the year ended November 30, 2000. These loans were fully reserved at November 30, 2000. Accordingly, no additional interest has been accrued in the current year.

         In connection with its acquisition of MailEncrypt in November 2000, we incurred acquisition costs, consisting of finders' fees and financial consulting fees, totaling an aggregate of $607,188. We did not meet certain provisions of the merger agreement with MailEncrypt, and, accordingly, the former shareholders had the option to repurchase MailEncrypt from us. We ceased funding the operations of MailEncrypt as of May 30, 2001. As discussed further in liquidity and capital resources, in October 2001, we entered into a Stock Exchange Agreement with the former shareholders of MailEncrypt, effectively unwinding the acquisition.

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

         According to Steven Lubman, our vice president, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to us in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, we disclosed in a 10-QSB that the questionable payments had been made.

         In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid, and we received $1 million.

         In May 2001, the law firm Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was formally engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "questionable payments". We have taken steps to ensure that such payments are not made in the future, including requiring that payments above $5,000 be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and audit committee members, as well as, as soon as feasible, a controller and chief financial officer. Except for proceedings relating to the delisting of our stock by Nasdaq and the Boston Stock Exchange and an SEC inquiry commenced in October, we are not aware of any pending proceedings relating to the questionable payments.

         Our previously announced restructuring initiative, including the resignation of Adam J. Epstein as Surge's Chairman of the Board and Acting Chief Executive Officer, are completely unrelated to the questionable payments being investigated and/or any similar payments.

         As result of the foregoing, we had a consolidated net loss of $6,117,000 for the year ended November 30, 2001, as compared to $11,370,000 for the year ended November 30, 2000.

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

Liquidity and Capital Resources

         Working capital increased by $572,000 during Fiscal 2001 to $3,896,000 at November 30, 2001, from $3,324,000, at November 30, 2000. This increase resulted primarily from the conversion of the private placement of $7 million of 12% convertible promissory notes and related accrued interest into our common stock. Our current ratio increased to 2.1:1 at November 30, 2001, as compared to 1.4:1 at November 30, 2000. This current ratio increase also was the result of the conversion of the $7 million of notes. Inventory turned about one-third as much in Fiscal 2001 as compared to Fiscal 2000. The average number of days to collect receivables increased from 26 days to 54 days. This increase to 54 days to collect receivables represents a return to our historical levels and also reflects the impact of the slowdown in the electronic components market. We believe that our working capital levels are adequate to meet our current operating requirements.

         We have no existing lines of credit. The Company is currently negotiating a credit line between $1,000,000 and $1,500,000 from an asset based lender.

         We continue to incur increasing operating costs. These costs principally consist of rent, payroll, professional fees and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we continue to streamline our operations by reducing payroll and are reviewing other possible reductions.

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

         From December 1, 1999 through November 30, 2000, stock options for an aggregate of 103,950 shares at an aggregate exercise price of $176,449 were exercised. In addition, in March 2000, 1,031 warrants were exercised for at an aggregate exercise price of $5,155. From December 1, 2000 through May 31, 2001, stock options totaling 27,550 shares at an aggregate exercise price of $36,238 were exercised.

         During Fiscal 2001, we had net cash provided by operating activities of approximately $234,000 as compared to $959,000 in Fiscal 2000. The decrease in cash provided by operating activities resulted from our net loss, offset in part by increases in accounts receivable and prepaid expenses.

         We had net cash used in investing activities of approximately $1,481,000 for Fiscal 2001, as compared to $5,301,000 for Fiscal 2000. Approximately $961,000 was expended for improvements at our new premises during Fiscal 2001. Additionally, we expended approximately $1,055,000 as the result of repurchase agreement entered into with Invensys, as more fully discussed below. We partially funded these expenditures through the sale of marketable securities. As discussed more fully below, we loaned an aggregate of $4,016,000 to Global and $875,000 to MailEncrypt, during Fiscal 2000. We expect that our cash flow from operations will be sufficient to meet our current financial requirements over at least the next twelve months.

         We had net cash provided by financing activities of approximately $7,088,000 for Fiscal 2000, as compared to $630,000 used in financing activities for Fiscal 2001. We expended $650,000 in April 2001 to repurchase a portion of the shares issued to our investment banker in November 2000. The increase in Fiscal 2000 was a result of $7 million of gross proceeds from our 12% note private placement, the proceeds from notes payable and the exercise of stock options and offset, in part, by loan costs. The net proceeds of the $7 million note offering of approximately $6,295,000 and the loan payable of approximately $494,000 were used primarily to lend money to fund the operations of Global in the amount of approximately $4,016,000 and to lend money to fund the operations of MailEncrypt in the amount of $875,000. This private placement was over-subscribed by approximately $238,000. An investor in the private placement agreed to loan us this over-subscribed amount with interest at 12% per annum, rather than accept a partial return of its subscription. The investor converted this loan into a convertible promissory note issued in our November 2000 private placement discussed below. As a result of the foregoing, we had a net decrease in cash of $1,876,000 during Fiscal 2001, as compared to a net increase of $2,747,000 for Fiscal 2000.

         Between November 2000 and January 2001, we sold approximately $513,000 of new convertible promissory notes, due December 31, 2001, to two investors in a private placement. This amount included the conversion of $238,000 of prior debt plus accrued interest of $24,000 from an investor in our $7 million private placement whose over-subscription was loaned to us outside of such $7 million private placement. The notes paid interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until converted into equity or paid at maturity. In November 2001, the Company converted these notes and a portion of the interest into 283,912 shares of our common stock.

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

         On July 10, 2001, our shareholders authorized an issuance and delivery of the remaining 1,808,542 shares of our common stock, plus up to an additional 407,185 shares of our common stock in payment of accrued interest. We issued 60,753 shares of our common stock in connection with the partial conversion of the accrued interest due on these notes. The remaining shares for accrued interest were issued when the holders of the notes agreed to accept these shares in payment. The liability in the amount of $4,635,257 was reclassified to equity as of July 10, 2001.

         On November 3, 2000, we terminated the Asset Purchase Agreement with Global due to the failure of Global to obtain regulatory and other required approvals and Global's failure to fulfill various conditions precedent to closing the transaction. The Securities and Exchange Commission, The Nasdaq Stock Market and the U.S. Attorney's Office all had substantial concerns about Global and certain principal shareholders of Global. Following the termination of the Global acquisition transaction, we entered into a Termination, Release, and Debt Discharge Agreement with Global (the "Termination Agreement") pursuant to which we released Global from payment of approximately $3.25 million of debt in exchange for mutual releases and approximately 239,000 shares of Surge's Series A Preferred Stock held in escrow for all of the Global Shareholders and agreed to release an additional $1.25 million in principal amount of indebtedness owed to us by Global, if no legal actions were commenced against us relating to Global and/or the termination of the Global agreement. Thereafter, an arbitration in Mexico was commenced against Superus relating to a Global transaction. We have notified Global that it was in default of the termination agreement and that the $1.25 million remaining indebtedness was due and owing and would not be canceled. We have provided a 100% reserve for this remaining indebtedness due to the uncertainty of collection. In addition, we have guaranteed and co-signed Global loans totaling $500,000. We placed a $500,000 certificate of deposit with the bank to secure our guarantee. We had provided a 100% reserve for this guarantee due to the uncertainty related to Global's ability to repay the loan during Fiscal 2000. In May 2001, the bank demanded payment per the terms of the guarantee and claimed $454,000 of the certificate of deposit. The remaining $46,000 plus interest totaling approximately $25,000 were returned to the Company.

         Between February and September 2000, we loaned to MailEncrypt an aggregate of $875,000. These loans, which are evidenced by notes in the principal amounts of $750,000 and $125,000, bear interest at the rate of 10% per annum and are due April 16, 2001. In the event the acquisition of MailEncrypt were to be unwound, these notes would be convertible into common stock of MailEncrypt at the rate of one share of MailEncrypt common stock for every $5.58 of principal so converted. Subsequent to November 30, 2000, we continued to advance additional funds to MailEncrypt to be secured by the assets of MailEncrypt if the acquisition was unwound. Subsequent to November 30, 2000, we continued to advance additional funds to MailEncrypt, secured by the assets of MailEncrypt. Additional advances totaled approximately $222,970 through May 31, 2001. No additional advances have been made since May 31, 2001. The MailEncrypt acquisition was unwound on October 23, 2001 as described below.

         On November 24, 2000, we entered into an agreement with our financial consultant, Equilink Capital Partners LLC, which provided for the issuance of 900,000 shares of our common stock, 70,000 shares of our Series C preferred stock and warrants to purchase 2,000,000 shares of our common stock at $3.00 per share in consideration for past and future services (over a six month period) and accrued reimbursable expenses. Included in the past services were fees totaling approximately $338,000 relating to services performed and expenses incurred in connection with the MailEncrypt merger. The securities issued under the agreement were the sole consideration paid by us to Equilink during a two-year period. Should the Equilink warrants be exercised, the $6 million of gross proceeds from such exercise will be used for general working capital.

         The 70,000 shares of Series C preferred stock issued to Equilink will automatically convert into 700,000 shares of Surge common stock upon shareholder approval of the issuance of such 700,000 shares. The Series C preferred stock has limited voting rights and ranks senior to Surge common stock and on parity to the Surge Series B preferred stock. The Series C preferred stock has a liquidation preference of $5.00 per share. The Series C preferred stock also has cumulative dividends of $.50 per share per year, payable semi-annually. We paid $6,625 in dividends during Fiscal 2001. The Series C preferred stock has a liquidation preference of $5.00 per share.

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

         In July 2001, we entered into a Termination and Separation Agreement with Adam J. Epstein. Mr. Epstein had served as our Chairman and Acting Chief Executive Officer since February 2000, positions he resigned from effective July 11, 2001. Under the terms of this agreement, we made severance payments to Mr. Epstein totaling $100,000 over a six month period. These severance payments have been completed and we have no further obligations in connection with this agreement.

         In July 2001, we entered into a Termination and Separation Agreement with Craig Carlson. Mr. Carlson had served as our Vice President, Corporate Development since March 2000, a position he resigned from effective July 9, 2001. Under the terms of this agreement, we made severance payments to Mr. Carlson totaling approximately $47,000 over a three month period. These severance payments have been completed and we have no further obligations in connection with this agreement.

         In September 2001, we entered into an agreement with Invensys Co. pursuant to which we agreed to supply Invensys and its affiliates ("Invensys") electrical components on the terms set forth in the agreement, including providing Invensys with a minimum price reduction of 5% per year after the first year of the agreement. We believe that Invensys could provide substantial business. In connection with such agreement, we purchased certain inventory from Invensys for approximately $1,250,000 and Invensys agreed to repurchase the inventory at our cost in installments over 12 months. In effect, we have provided one-year 0% financing of approximately $1,250,000 and provided certain other favorable terms to Invensys in order to potentially expand our business with them. In addition Invensys agreed, subject to certain conditions, to purchase at least $3 million of our products over 12 months. In December 2001, the Company received the second scheduled payment of approximately $260,459. As of November 30, 2001, the Company had received $200,549, the first scheduled payment from Maple Chase, one-year non-interest bearing financing. We have received an approximately $3,000,000 purchase order from Maple Chase, an Invensys division.

         In October 2001, we entered into a Stock Exchange Agreement with the former shareholders of MailEncrypt which recinded our acquisition of MailEncrypt. Pursuant to the Stock Exchange Agreement, Surge exchanged 100 shares of common stock of MailEncrypt, which represented all of the issued and outstanding capital stock of MailEncrypt, for 182,139.797 shares of Series B Preferred Stock of Surge which had been issued to the Shareholders in the MailEncrypt acquisition transaction. Also, approximately $1.1 million of debt of MailEncrypt was exchanged for 7.31979 shares of MailEncrypt common stock, representing approximately 6.8% of MailEncrypt, which was issued to Surge based substantially on the rescission provisions set forth in the original acquisition agreement. Surge also made payments of $30,000 to each of David Bird and Michael Patchen. In addition, for a two year period commencing on the closing date, Surge has agreed not to directly or indirectly engage in the electronic mail encryption business, except that Surge may sell or provide electronic components to one or more companies that are engaged in such business.

         On November 30, 2001, our common stock was delisted from the Nasdaq SmallCap Market. The effects of delisting include more limited information as to the market prices of our common stock, less liquidity for the common stock and less news coverage of us. Delisting may adversely affect investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.


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


Item 7.  Financial Statements.

         Set forth below is a list of our financial statements included in this Annual Report on Form 10-KSB and their location.

Item                                                                     Page*
----                                                                     -----
Independent auditors' report ........................................     F-2
Consolidated balance sheet at November 30, 2001 .....................     F-3
Consolidated statements of operations and comprehensive loss
 for the years ended November 30, 2001 and 2000 .....................     F-4
Consolidated statements of shareholders' equity
 for the years ended November 30, 2001 and 2000 .....................     F-5
Consolidated statements of cash flows for the years
 ended November 30, 2001 and 2000 ...................................     F-6
Notes to consolidated financial statements ..........................     F-7-21

         * Page F-1 follows Part III to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On November 27, 2000, we replaced Seligson & Giannattasio, LLP as the independent auditors of our financial statements. We appointed Richard A. Eisner & Company, LLP as our new independent auditors for our fiscal year ended November 30, 2000.

         The reports of Seligson & Giannattasio for the previous two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, we had no disagreements with Seligson & Giannattasio requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-B, nor were there any reportable events requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-B. In addition, during our two most recent fiscal years and through the date of termination of Seligson & Giannattasio, neither we nor anyone acting on our behalf consulted with Richard A. Eisner & Company, LLP on matters which would require disclosure pursuant to Item 304(a)(2) of Regulation S-B.

         Seligson & Giannattasio has furnished us with a letter, addressed to the Commission, stating it agrees with the above statements. A copy of the Seligson & Giannattasio letter has been made an exhibit to our current Report on Form 8-K (Date of Report: November 27, 2000).

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our Executive Officers and Directors

Surge's current executive officers and directors, and their ages, positions and offices with us are as follows:

Name                  Age   Positions and Offices with Surge
----                  ---   --------------------------------
Ira Levy              45    Chief Executive Officer, President and Director
Steven J. Lubman      46    Vice President, Principal Financial Officer,
                            Secretary and Director
Alan Plafker          43    Director, Member of the Audit Committee and
                            Member of the Compensation Committee
David Siegel          75    Director, Member of the Audit Committee and
                            Chairman of the Compensation Committee
Mark Siegel           47    Director, Member of the Audit and Compensation
                            Committees
Lawrence Chariton     44    Director, Member of Audit Committee

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

Alan Plafker has served as a director since June 2001. Mr. Plafker is the President and Chief Executive Officer of Member Brokerage Service LLC, a credit union service organization owned by Melrose Credit Union. Mr. Plafker has over 20 years of management experience in the insurance and credit union industries.

Lawrence Chariton has served as a director since August 2001. For the last 25 years, Mr. Chariton has worked as a Sales Manager for Linda Shop, a retail jewelry business, and is involved in charitable organizations benefiting the State of Israel. Mr. Chariton graduated from Hofstra University in 1979 with a Bachelor's Degree in accounting.

Director Compensation

         Currently, our directors, other than David Siegel, receive $500 compensation per month for serving on our board of directors and are entitled to any grant of stock options from time to time at the discretion of our board. David Siegel receives $750 per month to serve in addition on our board of directors. See "Item 12. Certain Relationships and Related Transactions." Directors are reimbursed for their reasonable expenses incurred in attending meetings.

         During Fiscal 1999, 2000, and 2001 David Siegel received $750 per month for serving as a director and chairman of the audit and compensation committees. During Fiscal 1999, 2000, and 2001, Mark Siegel received $500 per month for serving on the audit and compensation committees. During Fiscal 2001, Lawrence Chariton received $2,000 in total and James Miller received $23,825 in total.

Meetings of the Board of Directors and its Committees

         Surge held eight formal meetings of its board of directors and took action by written consent in lieu of a meeting on eight occasions during Fiscal 2001. The audit and compensation committees of Surge's board held four meetings during Fiscal 2001. Alan Plafker, Lawrence Chariton, David Siegel and Mark Siegel currently serve on Surge's audit and compensation committees. The compensation committee reviews and approves the compensation to be paid to our executive officers.

         Each member of Surge's board of directors attended, in person or telephonically, all of the meetings of the Surge board and its committees upon which he served during Fiscal 2000 and Fiscal 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2001 Fiscal year, except that an initial report of ownership has not yet been filed by Lawrence Chariton.

Item 10. Executive Compensation.

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Surge during the fiscal years ended November 30, 2001, 2000 and 1999 by those persons who served as chief executive officer and any executive officer who received compensation in excess of $100,000 during such years.

                           Summary Compensation Table


                                                                                                          Long-Term
                                                                                                         Compensation
                                                         Annual Compensation             Other              Shares
                                                       -----------------------          Annual            Underlying
Name and Principal Positions             Year          Salary             Bonus      Compensation(1)       Options
----------------------------             ----          ------             -----      ---------------       -------
Ira Levy,                                2001         $200,000           $48,736(3)        0                     0
President and Chief                      2000          200,000           528,156(3)        0               250,000
Executive Officer(2)                     1999          200,000            51,996           0                50,000

Steven J. Lubman,                        2001         $200,000          $161,230(3)        0                     0
Vice President and President             2000          200,000           651,028(3)        0                50,000
of Challenge                             1999          200,000            56,614           0                50,000

Adam Epstein                             2001         $184,615              $-0-                           500,000(4)
Former Chairman of the Board and         2000          157,692               -0-           0             1,000,000(4)
Former Chief Executive Officer(2)


     (1) The above compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

     (2) Adam Epstein became Acting Chief Executive Officer of Surge in 2000 until his separation from Surge in July 2001. Ira Levy served as Chief Executive Officer during all of Fiscal 1998 and Fiscal 1999 and until February 2000 and became Chief Executive Officer again in July 2001.

     (3) Messrs. Levy and Lubman participated in the Surge bonus pool, which consisted of 10% of Surge's and Challenge's combined net profits, defined as income before income taxes, accrued interest charges and annualized costs, and also excluding interest on Surge's $7 million private placement of its 12% convertible promissory notes, specifically identifiable costs relating entirely to Superus and costs associated with the terminated acquisition of Global, but before the payment of bonuses. For Fiscal 2000, they each also received $250,000 in additional year end bonuses.

     (4) Pursuant to his Termination and Separation Agreement in July 2001, all of Mr. Epstein's options terminated except for an option to purchase up to 125,000 shares of Surge common stock at an exercise price of $2.90 per share, which shall remain exercisable until the earlier of a material breach by Mr. Epstein of his agreement or one year and one day after the date of such agreement.


Option Grants in Last Fiscal Year

         The following table sets forth the (a) number of shares of Surge common stock underlying Surge options granted to each executive officer named in the summary compensation table during Fiscal 2001, (b) percentage that the grant represents of the total number of Surge options granted to all of our employees during Fiscal 2001, (c) per share exercise price of each Surge option and (d) expiration date of each Surge option.


                             Number of Shares       Percentage of Total
                            Underlying Options      Options Granted to          Exercise            Expiration
Name                       Granted During 2001      Employees in 2001      Price (per share)           Date
----                       -------------------      -----------------      -----------------           ----
Ira Levy                           25,000                   3.8%                 $2.00                3/8/2011
Steven J. Lubman                   25,000                   3.8%                 $2.00                3/8/2011
Adam Epstein                      500,000(1)                 75%                 $2.90                3/5/2011


     (1) Pursuant to his Termination and Separation Agreement in July 2001, all of Mr. Epstein's options terminated except for an option to purchase up to 125,000 shares of Surge common stock at an exercise price of $2.90 per share, which shall remain exercisable until the earlier of a material breach by Mr. Epstein of his agreement or one year and one day after the date of the agreement.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

         Set forth in the table below is information, with respect to Ira Levy, Steven J. Lubman and Adam Epstein, our only executive officers listed in the summary compensation table above, as to:

    o the total number of unexercised Surge options held by them on November 30, 2001, separately identified between those exercisable and those not exercisable as of such date, and

    o the aggregate value of in-the-money, unexercised Surge options held by them on November 30, 2001, separately identified between those exercisable and those not exercisable.


                                  Number of                        Value of Unexercised
                             Unexercised Options                   In-the-Money Options
                            at November 30, 2001                  at November 30, 2001(1)
                        --------------------------------      -------------------------------
Name                    Exercisable        Unexercisable      Exercisable       Unexercisable
                        -----------        -------------      -----------       -------------
Adam Epstein.......        125,000             0                   $0              $0
Ira Levy...........        315,555             0                   $0              $0
Steven J. Lubman...        200,000             0                   $0              $0


         (1) Based on a closing price of $0.14 per share on November 30, 2001.

Employment Agreements

Employment Agreements for Ira Levy and Steven J. Lubman

         Surge entered into employment agreements, each dated as of February 1, 1996, with Ira Levy, our president, and Steven J. Lubman, our vice president. These employment agreements provide that Messrs. Levy and Lubman shall devote all of their business time to Surge, each in consideration of an annual salary of $200,000 for five-year periods commencing on July 31, 1996. Bonuses to Messrs. Levy and Lubman are to be based upon the performance of Surge and Challenge and determined at the discretion of our board of directors. Their salaries may be increased annually during the term of their employment, at the discretion of our board or its compensation committee. These employment agreements provide that, during the term of their employment with Surge and Challenge and for a period of one year following termination of employment, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of Surge. In March 1998, the employment agreements were amended to extend their respective terms to July 30, 2003 and to provide that, unless terminated in writing by either party, on July 30th of each successive year of the employment agreements, the employment agreements shall automatically renew for an additional one-year term, so that on each July 30th there will be five years remaining on the terms of the agreements. The employment agreements further provide that in the event of a change of control where Messrs. Levy or Lubman is not elected to the Surge board and/or is not appointed as a Surge officer and/or there has been a change in ownership of at least 25% of the issued and outstanding stock and such issuance was not approved by either Ira Levy or Steven J. Lubman, then the non-approving person(s) may elect to terminate his employment contract and receive 2.99 times his annual compensation including benefits, or such other amount then permitted under the Internal Revenue Code without an excess penalty, in addition to the remainder of his compensation under his existing employment contract. In such event, however, the right of first refusal and warrants granted to Messrs. Levy and Lubman discussed in the following paragraph would not apply.

         In July 2001, we entered into a Termination and Separation Agreement with Adam J. Epstein. Mr. Epstein had served as our Chairman and Acting Chief Executive Officer since February 2000, positions he resigned from effective July 11, 2001. Under the terms of this agreement, we made severance payments to Mr. Epstein totaling $100,000 over a six month period. These severance payments have been completed and we have no further obligations in connection with this agreement. All of Mr. Epstein's options terminated except for an option to purchase up to 125,000 shares of Surge common stock at an exercise price of $2.90 per share, which shall remain exercisable until the earlier of a material breach by Mr. Epstein of his agreement or one year and one day after the date of the agreement.

         In July 2001, we entered into a Termination and Separation Agreement with Craig Carlson. Mr. Carlson had served as our Vice President, Corporate Development since March 2000, a position he resigned from effective July 9, 2001. Under the terms of this agreement, we made severance payments to Mr. Carlson totaling approximately $47,000 over a three month period. These severance payments have been completed and we have no further obligations in connection with this agreement.

Our Stock Plans

         In 1996, we adopted and our shareholders ratified, our 1995 Employee Stock Option Plan. The option plan, as amended, provides for the grant of options to purchase an aggregate of 850,000 shares of our common stock to our qualified employees, officers, directors, independent contractors, consultants and other individuals. The exercise price of options must be at least 85% of fair market value of the common stock on the date of grant (100% of fair market value, in the case of incentive stock options). As of November 30, 2001, options to purchase 689,500 shares were outstanding and 12,000 shares were available for grant. Of the 689,500 shares subject to outstanding options granted under the 1995 Plan, an aggregate of 615,555 were held by our officers and directors as follows:

         o     Ira Levy held options to purchase 315,555 shares,

         o     Steven J. Lubman held options to purchase 200,000 shares,

         o     David Siegel held options to purchase 40,000 shares,

         o     Mark Siegel held options to purchase 40,000 shares, and

         o     Alan Plafker held options to purchase 20,000 shares.

         As of November 30, 2000, options to purchase an aggregate of 4,585,000 shares of a Superus tracking common stock had been granted under the Superus plan. In January 2001, in connection with the deletion of Superus tracking stocks from the authorized capital of Superus, options to purchase an aggregate of 1,735,000 of such Superus shares were forfeited. In March 2001, in connection with Surge's determination to not proceed with the proposed recapitalization with Superus, Surge granted options to purchase 2,650,000 shares of common stock (the issuance of such stock subject to shareholder approval) which are not included above. The holders of the remaining 2,850,000 Superus options agreed to forfeit their Superus options upon future shareholder approval of the new Surge options. See "Item 12. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Our common stock is the only class of our voting securities presently outstanding. The following table sets forth information with respect to the beneficial ownership of shares of our common stock, as of March 5, 2002, by:

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

                                      Amount and              Percentage
                                   Nature of Surge        of Surge Common
Name and address of                  Common Stock        Stock Beneficially
Beneficial Owner                 Beneficially Owned             Owned(1)
----------------                 ------------------      ------------------

Ira Levy(2)                            568,855(3)               6.0%
Adam J. Epstein (4)                    125,000(5)               1.3%
Steven J. Lubman (2)                   455,000(6)               4.8%
Equilink Capital
Partners, LLC  (7) (10)                810,000(8)               8.1%
Lawrence Chariton (2)                  101,795(9)               1.1%
Alan Plafker (2)                        20,916(10)                *
David Siegel (2)                        75,000(11)                *
Mark Siegel (2)                        101,998(12)              1.1%

All directors and executive
officers as a group (6 persons)      1,322,648(13)             13.5%

     * Less than 1% of the issued and outstanding shares of Common Stock.

     (1) Based on 9,185,235 shares of Surge common stock issued and outstanding as of March 5, 2002.

     (2) The business and mailing address for each of these individuals is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, New York 11729.

     (3) Includes 315,555 shares of Surge common stock issuable upon exercise of options granted to Mr. Levy, which shares are exercisable within the next 60 days. Also includes shares of Surge common stock held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a stock purchase agreement between Mr. Lubman and Mr. Levy. Does not include (a) 105,553 shares of Surge common stock issuable upon exercise of a Surge option granted Mr. Levy, which shares are not exercisable within 60 days, nor (b) 1,025,000 shares of Surge common stock issuable upon exercise of options subject to shareholder approval.

     (4) The business and mailing address of Mr. Epstein is 156 Lower Terrace, San Francisco, California 94114. Mr. Epstein was Surge's Chief Executive Officer until July 2001.

     (5) Includes 125,000 shares of Surge common stock issuable upon exercise of an option granted to Mr. Epstein in connection with his Termination and Separation Agreement with Surge, which shares are exercisable within the next 60 days. All other options held by Mr. Epstein were terminated pursuant to such agreement.

     (6) Includes 200,000 shares of Surge common stock issuable upon exercise of options granted to Mr. Lubman, which shares are exercisable within the next 60 days. Also includes shares of Surge common stock held by Mr. Lubman which are subject to certain voting and transfer restrictions pursuant to a stock purchase agreement between Mr. Lubman and Mr. Levy. Does not include 1,000,000 shares of Surge common stock issuable upon exercise of options granted subject to shareholder approval.

     (7) The business and mailing address for Equilink is 488 Madison Avenue - 8th Floor, New York, New York 10022.

     (8) Includes (a) 60,000 shares of Surge common stock issuable upon conversion of Series C preferred stock issued to and currently owned by Equilink and/or its assignees, and (b) 750,000 shares of Surge common stock issuable upon exercise of warrants issued to and currently owned by Equilink and/or its assignees.

     (9) Includes 1,810 shares of Surge common stock issuable upon exercise of warrants held by Mr. Chariton, which are exercisable within the next 60 days.

     (10) Includes 20,000 shares of Surge common stock issuable upon exercise of options granted to Mr. Plafker, which are exercisable within the next 60 days.

     (11) Includes 40,000 shares of Surge common stock issuable upon exercise of options granted to Mr. D. Siegel, which shares are exercisable within the next 60 days. Does not include 400,000 shares of Surge common stock issuable upon exercise of an option subject to shareholder approval.

     (12) Includes 40,000 shares of Surge common stock issuable upon exercise of options granted to Mr. M. Siegel, which shares are exercisable within the next 60 days. Does not include 225,000 shares of common stock issuable upon exercise of an option subject to shareholder approval.

     (13) Includes an aggregate of 617,365 shares of Surge common stock issuable upon exercise of options and warrants held by Surge's executive officers and directors, which shares are exercisable within the next 60 days.

Item 12. Certain Relationships and Related Transactions.

         Surge and Challenger's executive offices and warehouse facilities were leased from Great American Realty of Deer Park Co., a company whose stock is owned 33-1/3% each by Ira Levy and Steven J. Lubman, two of our executive officers and directors, and Mark Siegel, one of our directors. Our monthly rental cost for such lease was $6,654 during Fiscal 2001, $6,461 during Fiscal 2000, and $6,272 during Fiscal 1999. These leases were terminated when the premises were vacated in April 2001.

         In October 2000, we entered into a lease with Great American Realty of 95 Jefryn Blvd., LLC for a 23,250 square foot executive office and warehouse facility, which we occupied in April 2001. The yearly rental for this facility is approximately $175,000 for the first year, increasing by 3% annually to approximately $228,000 in the final year of the lease. This lease expires on September 30, 2010. Our monthly rental cost for such lease was $14,531 during Fiscal 2001.

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

         In November 2000, Surge acquired MailEncrypt pursuant to which Surge issued an aggregate of 182,140 shares of Surge Series B preferred stock. At the time of such acquisition, Adam J. Epstein, Surge's Chairman of the Board and Acting Chief Executive Officer was a director and stockholder of Superus. Mr. Epstein received 372,768 shares of Series B preferred stock in his capacity as a MailEncrypt stockholder. Such transaction was unwound in October 2001 as described in Item 5, "Recent Sales of Unregistered Securities."

         Information concerning employment agreements with Ira Levy and Steven
J. Lubman and termination and separation agreements with Adam J. Epstein and Craig Carlson is provided under "Item 10. Executive Compensation."

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

         In March 2001, in connection with the Company's determination to not proceed with the proposed recapitalization of the Company in which Superus would become the Delaware parent corporation, the Company granted options to purchase 2,650,000 shares to certain of its officers and directors. These options are exercisable until December 28, 2003 at $2.00 per share, subject to shareholder approval of their grants, in accordance with New York law and Nasdaq Marketplace Rules. The officers and directors granted these March 2001 options agreed that, immediately upon such shareholder approval, they will forfeit their options to purchase 2,650,000 shares of Superus common stock granted to them on March 8, 2000 and more fully described in the preceding paragraph, as well as an additional 200,000 share option granted to Ira Levy on March 8, 2000 by Superus. Superus has subsequently filed for bankruptcy.

         On January 15, 2001, Surge granted an option to purchase 25,000 shares of Surge common stock to James Miller upon his appointment to the Board of Directors. The option vests over a two-year period and is exercisable at $2.00 per share.

         In March 2001, Mark Siegel and David Siegel were each granted options to purchase 15,000 shares of Surge common stock and Ira Levy and Steven Lubman were each granted options to purchase 25,000 shares of Surge common stock. These options are exercisable at $2.00 per share for five years. In July 2001, Mark Siegel, David Siegel, James Miller and Alan Plafker were each granted options to purchase 20,000 shares of Surge common stock exercisable at the market price for ten years.

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

10.2     Superus Holdings, Inc. Incentive Stock Plan. (3)

10.3 Employment Agreement, dated February 1, 1996, between Surge Components, Inc. and Ira Levy. (2)

10.4 Employment Agreement, dated February 1, 1996, between Surge Components, Inc. and Steven J. Lubman. (2)

10.5 Employment Agreement, effective February 16, 2000, between Superus Holdings, Inc. and Adam J. Epstein. (3)

10.6 Employment Agreement, effective March 20, 2000, between Surge Components, Inc. d/b/a Superus Holdings and Craig Carlson. (11)

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

10.17 Lease, dated October 1, 2000, between Great American Realty of 95 Jefryn Blvd., LLC and Surge Components, Inc. (11)

10.18 Lease, dated October 1, 2000, between Great American Realty of 95 Jefryn Blvd., LLC and Surge/Challenge, Inc. (11)

10.19 Office Lease between One Embarcadero Center Venture and Superus Holdings, Inc., dated March 27, 2000. (11)

10.20 Agreement, dated as of March 6, 2001, by, and among Surge Components, Inc., MailEncrypt, Inc. and the former stockholders of MailEncrypt.com Inc. (11)

10.21 Stock Exchange Agreement dated as of October 23, 2001, by and among Surge Components, Inc. and David Bird, Adam J. Epstein, Chris Harano, Michael Patchen and Thomas Taulli (12)

16.1 Letter of Surge Components, Inc., to Seligson & Giannattasio, LLP, dated November 29, 2000 forwarded in accordance with Item 304(a)(3) of Regulation S-B. (9)

16.2 Letter from Seligson & Giannattasio, LLP, dated November 30, 2000, as received by Surge Components, Inc. (9)

21.1     Subsidiaries of Surge Components, Inc.

23.1     Consent of Richard A. Eisner & Company, LLP


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

(9) Incorporated by reference from our Current Report on Form 8-K (Date of
Report: November 27, 2000) filed with the SEC on December 1, 2000.

(10) Incorporated by reference from our Current Report on Form 8-K (Date of
Report: December 4, 2000) filed with the SEC on December 4, 2000.

(11) Incorporated by reference from our Annual Report of Form 10-KSB, for the fiscal year ended November 30, 2000, filed with the SEC on March 15, 2001.

(12) Incorporated by reference from our Current Report on Form 8-K (Date of
Report: October 23, 2001) filed with the SEC on November 2, 2001.

(b)  Reports on Form 8-K

A Current Report on Form 8-K (Date of Report: September 27, 2001) was filed with the SEC on September 27, 2001 reporting, as an Item 5 matter, the conclusion of Surge's investigation as to certain questionable payments.

A Current Report on Form 8-K (Date of Report: October 23, 2001) was filed with the SEC on November 2, 2001 as an Item 2 matter, completion of a stock exchange transaction with the former shareholders of MailEncrypt.

A Current Report on Form 8-K (Date of Report: November 29, 2001) was filed with the SEC on November 30, 2001 reporting, as an Item 5 matter, our notification that Surge was being delisted from the Nasdaq Stock Market effective November 30, 2001.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Contents

                                                                                                     Page

Consolidated Financial Statements

    Independent auditors' report                                                                     F-2

    Consolidated balance sheet as of November 30, 2001                                               F-3

    Consolidated statements of operations and comprehensive loss for the years ended
        November 30, 2001 and 2000                                                                   F-4

    Consolidated statements of changes in shareholders' equity for the years ended
        November 30, 2001 and 2000                                                                   F-5

    Consolidated statements of cash flows for the years ended November 30, 2001 and 2000             F-6

    Notes to consolidated financial statements                                                       F-7


Supplementary Information

    Exhibit II - computation of earnings per common share                                            F-22


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders
Surge Components, Inc.


We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and subsidiaries as of November 30, 2001 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP

New York, New York
February 11, 2002

(except for Note A as to which the date is March 8, 2002)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
November 30, 2001

ASSETS
Current assets:
    Cash                                                                                   $  1,030,181
    Marketable securities - available for sale                                                1,176,534
    Accounts receivable (net of allowance for doubtful accounts of $40,335)                   1,610,032
    Due under repurchase agreement                                                            1,054,602
    Inventory, net                                                                            2,311,412
    Prepaid expenses and income taxes                                                           142,454
                                                                                           ------------

           Total current assets                                                               7,325,215

Fixed assets - net of accumulated depreciation and amortization of $475,706                   1,478,886
Other assets                                                                                      7,985
                                                                                           ------------

                                                                                           $  8,812,086
                                                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $  2,315,760
    Accrued expenses                                                                          1,113,479
                                                                                           ------------

           Total current liabilities                                                          3,429,239

Deferred rent                                                                                    28,910
                                                                                           ------------

           Total liabilities                                                                  3,458,149
                                                                                           ------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock - $.001 par value stock, 1,000,000 shares authorized: Series
        A - 260,000 shares authorized, none outstanding. Series B - 200,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
        Series C - 100,000 shares authorized, 62,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of
        $5 per share                                                                                 62
    Common stock - $.001 par value stock, 25,000,000 shares authorized, 9,022,448
        shares issued and outstanding                                                             9,023
    Additional paid-in capital                                                               23,080,835
    Stock subscriptions receivable                                                               (9,200)
    Accumulated other comprehensive loss - unrealized loss on
        marketable securities - available for sale                                              (61,912)
    Accumulated deficit                                                                     (17,664,871)
                                                                                           ------------

           Total shareholders' equity                                                         5,353,937
                                                                                           ------------

           Total liabilities and shareholders' equity                                      $  8,812,086
                                                                                           ============


See notes to financial statements                                           F-3

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss


                                                                                          Year Ended
                                                                                          November 30,
                                                                                  ----------------------------
                                                                                      2001             2000
                                                                                  ------------    ------------

Net sales                                                                         $ 15,722,613    $ 36,555,360
Cost of goods sold                                                                  12,000,469      26,871,416
                                                                                  ------------    ------------
Gross profit                                                                         3,722,144       9,683,944
                                                                                  ------------    ------------

Operating expenses:
    Selling and shipping                                                             1,308,517       1,953,087
    General and administrative                                                       6,037,413       5,599,016
    Financial consulting services                                                    2,333,676       1,645,782
    Financial consulting services - terminated Global acquisition                                    3,704,999
    Settlements (recovery) on termination of the Global acquisition and related
        write-off                                                                      (46,000)      6,027,603
    Loss on MailEncrypt                                                                902,919         875,000
                                                                                  ------------    ------------
           Total operating expenses                                                 10,536,525      19,805,487
                                                                                  ------------    ------------
Loss before other income (expense) and income taxes                                 (6,814,381)    (10,121,543)
                                                                                  ------------    ------------

Other income (expense):
    Other income                                                                     1,000,000
    Investment income                                                                  232,680         516,787
    Interest expense (including amortization of debt costs)                           (449,817)     (1,684,299)
    Loss on sale of securities                                                         (43,372)
                                                                                  ------------    ------------
           Other income (expense)                                                      739,491      (1,167,512)
                                                                                  ------------    ------------
Loss before income taxes                                                            (6,074,890)    (11,289,055)
Income taxes                                                                            35,792          81,314
                                                                                  ------------    ------------

Net loss                                                                            (6,110,682)    (11,370,369)
Dividends on preferred stock                                                             6,625
                                                                                  ------------    ------------

Net loss available to common shareholders                                         $ (6,117,307)   $(11,370,369)
                                                                                  ============    ============

Other comprehensive loss:
    Net loss                                                                      $ (6,110,682)   $(11,370,369)
    Unrealized holding gain (loss) on investment securities
                                                                                        62,661         (71,717)
    Reclassification adjustment - loss on sale of securities                            43,371
                                                                                  ------------    ------------

Comprehensive (loss)                                                              $ (6,004,650)   $(11,442,086)
                                                                                  ============    ============

Weighted average shares outstanding:
    Basic                                                                            7,390,314       4,976,947
    Diluted                                                                          7,390,314       4,976,947
(Loss) available to common shareholders, per share
    Basic                                                                         $       (.83)   $      (2.28)
    Diluted                                                                       $       (.83)   $      (2.28)


See notes to financial statements                                           F-4

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity
Year Ended November 30, 2001 and 2000Net

                                                           Series C Preferred              Common             Additional
                                                           ------------------       ----------------------     Paid-in
                                                           Shares     Amount         Shares        Amount       Capital
                                                           -------    ------        ---------    ---------   -----------
Balance - December 1, 1999                                                          4,858,894    $   4,859    $ 6,386,063
Proceeds from options exercised                                                       103,950          104        176,345
Warrants for financial consulting services -
    convertible debt financing                                                                                    226,812
Financial consulting services                                20,000    $ 20           100,000          100      3,816,500
Financial consulting services - mail acquisition              5,000       5           200,000          200        606,983
Financial consulting services - terminated
    Global acquisition                                       45,000      45           700,000          700      3,704,254
Compensatory options issued for consulting fees                                                                   186,352
Proceeds from exercise of underwriter-warrants                                         23,400           23        116,617
Proceeds from exercise of A warrants                                                    1,031            1          5,154
Net unrealized loss on available for sale securities
Net loss
                                                            -------    -----       -----------       ------   -----------
Balance - November 30, 2000                                 70,000       70         5,987,275         5,987    15,225,080
Repurchase and retirement of shares                         (8,000)      (8)         (423,000)         (423)     (649,569)
Proceeds from options exercised common stock                                           27,550            28        36,210
Loan to employee to exercise options
Conversion of debt                                                                  2,800,004         2,800     6,997,200
Conversion of interest payable                                                        415,053           415       937,182
Conversion of promissory notes                                                        200,566           201       513,247
Amortization of unearned compensation
Shares issued for non-employee services                                                15,000            15        28,110
Preferred stock dividends                                                                                          (6,625)
Net unrealized gains on available for sale securities
Net loss
                                                            -------    -----       -----------      -------   -----------
Balance - November 30, 2001                                 62,000      $ 62        9,022,448       $ 9,023   $23,080,835
                                                            =======    =====       ===========      =======   ===========
                                                                           Net
                                                                       Unrealized     Unearned
                                                         Stock         Gain (Loss)  Compensation
                                                     Subscriptions    on Investment    Equity          Accumulated
                                                       Receivable      Securities    Instruments         Deficit         Total
                                                       ---------      ------------  --------------    ------------   --------------
Balance - December 1, 1999                                            $ (52,856)                      $ (183,820)   $  6,154,246
Proceeds from options exercised                                                                                          176,449
Warrants for financial consulting services -
    convertible debt financing                                                                                           226,812
Financial consulting services                                                         $(2,170,838)                     1,645,782
Financial consulting services - mail acquisition                                                                         607,188
Financial consulting services - terminated
    Global acquisition                                                                                                  3,704,999
Compensatory options issued for consulting fees                                                                           186,352
Proceeds from exercise of underwriter-warrants                                                                            116,640
Proceeds from exercise of A warrants                                                                                        5,155
Net unrealized loss on available for sale securities                     (71,717)                                         (71,717)
Net loss                                                                                              (11,370,369)    (11,370,369)
                                                          ---------   ------------  --------------    ------------   --------------
Balance - November 30, 2000                                              (124,573)     (2,170,838)    (11,554,189)      1,381,537
Repurchase and retirement of shares                                                                                      (650,000)
Proceeds from options exercised common stock                                                                              36,238
Loan to employee to exercise options                     $  (9,200)                                                        (9,200)
Conversion of debt                                                                                                      7,000,000
Conversion of interest payable                                                                                            937,597
Conversion of Promissory Notes                                                                                            513,448
Amortization of unearned compensation                                                   2,170,838                       2,170,838
Shares issued for non-employee services                                                                                    28,125
Preferred stock dividends                                                                                                   (6,625)
Net unrealized gains on available for sale securities                      62,661                                          62,661
Net loss                                                                                               (6,110,682)      (6,110,682)
                                                          ---------   ------------  --------------    ------------   --------------
Balance - November 30, 2001                               $ (9,200)    $  (61,912)  $            0  $ (17,664,871)  $   5,353,937
                                                          ---------   ------------  --------------    ------------   --------------

See notes to financial statements                                           F-5

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                               Year Ended
                                                                                               November 30,
                                                                                          2001           2000
                                                                                       ------------    ------------
Cash flows from operating activities:
    Net loss                                                                           $ (6,110,682)   $(11,370,369)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                       249,749         293,385
        Provision for losses on accounts receivable                                          12,642          64,139
        Inventory provision for losses on inventory                                       1,031,982
        Amortization of loan costs                                                                          931,400
        Deferred income taxes                                                                                89,223
        Amortization of unearned compensation                                             2,170,838       1,645,783
        Financial consulting services - terminated Global transaction                                     3,704,999
        Option issued for consulting services                                                               186,352
        Settlement on termination of Global acquisition                                                   5,134,828
        Loss on sale of securities                                                           43,372
        Loss on MailEncrypt                                                                 830,158         875,000
        Consulting services paid with stock                                                  28,125
        Changes in operating assets and liabilities:
           Accounts receivable                                                            1,396,114        (772,478)
           Inventory                                                                       (326,030)     (1,575,297)
           Prepaid expenses and taxes                                                       663,950        (869,324)
           Other assets                                                                     140,733           2,188
           Accounts payable                                                                 119,672         913,021
           Accrued expenses and taxes                                                       (45,255)      1,706,455
           Deferred rent                                                                     28,910
                                                                                       ------------    ------------

               Net cash provided by operating activities                                    234,278         959,305
                                                                                       ------------    ------------
Cash flows from investing activities:
    Purchase of marketable securities                                                      (102,671)       (143,992)
    Sale of marketable securities                                                         1,250,000
    Other receivable (net)                                                               (1,054,602)
    Acquisition of fixed assets                                                          (1,350,713)       (265,607)
    Loans to Global Datatel, Inc.                                                                        (4,015,906)
    Loans to MailEncrypt                                                                   (222,970)       (875,000)
                                                                                       ------------    ------------

               Net cash used in investing activities                                     (1,480,956)     (5,300,505)
                                                                                       ------------    ------------
Cash flows from financing activities:
    Proceeds from convertible notes payable                                                               7,000,000
    Proceeds from notes payable                                                                             494,378
    Loan costs related to convertible notes                                                                (704,588)
    Dividends on preferred stock                                                             (6,625)
    Proceeds on exercise of warrants and options                                             27,038         298,244
    Purchase and retirement of treasury stock                                              (650,000)
                                                                                       ------------    ------------

               Net cash (used in) provided by financing activities                         (629,587)      7,088,034
                                                                                       ------------    ------------

Net (decrease) increase in cash                                                          (1,876,265)      2,746,834
Cash at beginning of year                                                                 2,906,446         159,612
                                                                                       ------------    ------------
Cash at end of year                                                                    $  1,030,181    $  2,906,446
                                                                                       ============    ============
Supplemental disclosure of cash flow information:
    Income taxes paid                                                                  $     11,166    $    515,975
    Interest paid                                                                      $     31,911    $     28,334

Noncash investing and financing activities:
    Compensation for financial consulting services paid through issuance of warrants                   $  2,170,838
    Issuance of warrants for loan costs of convertible notes                                           $    226,812
    Acquisition costs of MailEncrypt paid with stock                                                   $    607,188
    Repayment of notes and convertible notes payable through issuance of stock         $  7,513,448
    Interest paid with common stock                                                    $    937,597
    Stock subscription receivable                                                      $      9,200

See notes to financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE A - ORGANIZATION, DESCRIPTION OF COMPANY'S BUSINESS AND BASIS OF
         PRESENTATION

Surge Components, Inc. ("Surge") was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and rectifiers, to customers located principally throughout the United States. On June 24, 1988, Surge formed Challenge/Surge Inc., ("Challenge") a wholly-owned subsidiary to engage in the distribution of electronic component products from established brand manufacturers to customers located principally throughout the United States.

In January 2000, Surge formed Mail Acquisition Corp. ("MAC") a Delaware corporation, as a wholly-owned subsidiary. On November 16, 2000, MailEncrypt.com, Inc. ("Mail"), a California based development stage company, developing Web-based encrypted e-mail solutions was acquired conditionally by MAC. On October 23, 2001, the Mail transaction was unwound (Note E). Mac is currently inactive.

In January 2000, Surge formed GDIS Acquisition Corp., a Delaware corporation, as a wholly owned subsidiary. On November 30, 2000, the entity, changed its name to SolaWorks, Inc. ("SolaWorks"). SolaWorks is currently inactive.

In March 2000, Surge formed Superus Holdings, Inc. ("Superus"), a Delaware corporation, as a wholly owned subsidiary. Superus, inactive at March 8, 2002, filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code.

The accompanying financial statements have been prepared assuming that the Company will be able to sustain its operations through November 30, 2002. While the Company has experienced recurring net losses, management has estimated that the Company will be able to reduce operating expenses and maintain adequate liquidity based on information currently available, to meet its obligations without having to dispose of assets in other than the normal course of business. In addition, management is attempting to arrange financing under a line of credit.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Principles of consolidation:

         The consolidated financial statements include the accounts of Surge, Challenge, SolaWorks, MAC and Superus (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

[2]      Revenue recognition:

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance for revenue recognition. SAB 101 was effective beginning in the first quarter of the fiscal year ended November 30, 2001 and did not have a material impact on the Company's financial statements.

         Revenue is recognized when product is shipped from the Company's warehouse. For direct shipments, revenue is recognized when product is shipped from the Company's supplier. The Company performs ongoing credit evaluation of its customers and maintains reserves for potential credit losses. During February 2002, the Company obtained $2,000,000 of credit insurance covering most of their customers.

[3]      Marketable securities:

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities available for sale. The unrealized gain (loss) on these securities is reflected as a separate component of shareholders' equity and any changes in their value are included in comprehensive loss. The value of these securities at November 30, 2001 is as follows:

               Cost                            $  1,238,445
               Cumulative unrealized loss           (61,912)
                                               ------------
                                               $  1,176,533
                                               ============

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]      Marketable securities: (continued)

         Cost used in the computation of realized gains and losses is determined using the average cost method. During 2001, the Company sold $1,250,000 of the marketable securities and had a realized loss of $43,372. During 2000, there were no sales of these securities.

[4]      Inventories:

         Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2001 approximated $334,000. The Company, at November 30, 2001, has a reserve against slow moving and obsolete inventory of approximately $1,032,000.

[5]      Depreciation and amortization:

         Fixed assets are recorded at cost. Depreciation is generally provided on a straight method for property and amortization of leasehold improvements is provided for on the straight-line method over the shorter of the lease term or the estimated useful lives of the various assets as follows:

         Furniture, fixtures and equipment     5 - 7 years
         Computer equipment                    5 years
         Leasehold improvements                Estimated useful life or lease
                                                term, whichever is shorter

         Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

[6]      Concentration of credit risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes and accounts receivable. The Company maintains substantially all of its cash balances in two financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 2001, the Company's uninsured cash balances totaled approximately $893,000.

[7]      Deferred acquisition costs:

         Deferred acquisition costs consisted of expenses for financial consulting services related to the acquisition of Mail. The costs were expensed as a result of the Mail transaction being unwound during the year ended November 30, 2001 (see Note E).

[8]      Income taxes:

         The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[9]      Cash equivalents:

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

[10]     Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[11]     Loan costs:

         Loan costs related to the convertible notes payable (Note G) were amortized over the terms of the underlying debt.

[12]     Accounting for stock-based compensation:

         The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which established a fair value-based method of accounting for stock-based compensation plans. The Company utilizes the intrinsic value method for grants to employees and directors and has adopted the disclosure only alternative under SFAS No. 123. SFAS No. 123 requires disclosure of the pro forma effects on net income (loss) and net income (loss) per share as if the stock-based compensation was measured utilizing the fair value method as well as certain other information. The Company accounts for stock-based compensation to nonemployees using the fair value method in accordance with SFAS No. 123.

[13]     Fair value of financial instruments:

         Cash balances and the carrying amount of the due under repurchase agreement and accrued expenses approximate their fair value based on the nature of those items.

         Estimated fair value of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[14]     Earnings (loss) per share:

         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". The earnings (loss) has been adjusted for cumulative dividends on preferred stock. Basic earnings
         (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants and the conversion of notes payable and preferred stock. The Company had a net loss for the fiscal years ended November 30, 2001 and 2000, and accordingly, potential common share equivalents are excluded from this computation, as the effect would be anti-dilutive.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[14]     Earnings (loss) per share:  (continued)

         These potential dilutive common shares consist of the following:

                                        Potential Dilutive
                                           Common Shares
                                        2001          2000
                                     -----------   -----------
          Preferred Series C stock       620,000     2,521,400
          Stock options                6,239,499     5,905,050
          Warrants                     5,423,969     5,482,169
          Convertible notes payable           --     3,082,096
                                     -----------   -----------
                                      12,283,468    16,990,715
                                     ===========   ===========

[15]     Reclassifications:

         Certain prior year information has been reclassified to conform to the current year's repairing presentation.

[16]     Recently issued accounting standards:

         In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", was issued and is effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for acquisitions is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The Company currently has no goodwill or intangible assets.

         On October 3, 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued and is applicable to financial statements issued for fiscal years beginning after December 15, 2001. New rules on asset impairment supercede SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of APB No. 30, "Reporting the Results of Operations". This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date as previously required. The Company is currently assessing the potential impact of SFAS No. 144 on its operating results and financial position.


NOTE C - DUE UNDER REPURCHASE AGREEMENT

In September 2001, the Company entered into an agreement with a subsidiary ("Maple Chase") of Invensys Plc pursuant to which the Company paid approximately $1,250,000 for certain inventory held by Maple Chase who agreed to repay the Company, in non-interest installments over 12 months for such inventory (the "Repurchase Agreement"). For accounting purposes, the amount paid by the Company under the Repurchase Agreement is being treated as a one year financing. As of November 30, 2001, the Company received approximately $201,000, the first scheduled payment from Maple Chase. In December 2001, the Company received the second scheduled payment of approximately $260,000.

NOTE D - TERMINATED ACQUISITION OF GLOBAL DATATEL, INC.

In October 1999, the Company entered into a merger agreement with Global Datatel, Inc. ("Global"). In December 1999, the parties terminated the merger agreement and entered into an asset purchase agreement with Global. Among other provisions, the Company agreed to purchase the assets of Global and its subsidiaries ("Global Acquisition") in exchange for 239,000 shares of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred"), which were being held in escrow by Surge.

On November 3, 2000, due to the failure in obtaining regulatory and other required approvals and various conditions not having been met by Global, the Company terminated the Asset Purchase Agreement and the Series A preferred shares were returned to the Company and cancelled. The Company entered into a Termination, Release and Debt Discharge Agreement with Global in which approximately $4,505,000 of Global indebtedness, plus interest of approximately $119,000 as of November 3, 2000, due to the Company under a loan and pledge agreement was settled. In connection with the settlement, the Company obtained a new note for $1,250,000 due on December 4, 2001. The new note was to be cancelled if no litigation was commenced against the Company relating to Global and/or its termination of the Global agreement. Litigation has been commenced against the Company related to Global (Note R). The Company provided a 100% reserve for this remaining note due to doubtful collectibility. In addition, the Company had given as collateral, a $500,000 certificate of deposit for Global bank loans totaling $500,000. The Company had written off the value of the certificate of deposit due to Global's inability to repay its loans during the year ended November 30, 2000. In May 2001, the bank demanded payment per the terms of the guarantee and claimed $454,000 of the certificate of deposit. The remaining $46,000, which is shown as "Recovery of Global Settlement" on the statement of operations, plus interest of approximately $25,000 were returned to the Company.

During the fiscal year ended November 30, 2000, the Company recognized approximately $9,733,000 in expenses comprised of the settlement on termination of $6,028,000 and financial consulting fees of approximately $3,705,000 related to the asset purchase agreement with Global DataTel, Inc. ("Global") which was terminated on November 3, 2000.


NOTE E - TERMINATED ACQUISITION OF MAILENCRYPT.COM, INC.

In February 2000, the Company entered into a merger agreement to purchase Mail in exchange for 1,821,400 shares of Superus Class B Common Stock. On November 16, 2000, the Company, Mail, Mail Acquisition Corp. and the former Mail shareholders executed a Merger Agreement and Plan of Reorganization superseding the February 2000 agreement to reflect the termination of the Global Acquisition and the elimination of Superus Class B Common Stock. On November 16, 2000, the Company issued 182,140 shares of Voting Redeemable Convertible Series B Preferred Stock of the Company to the shareholders of Mail, subject to shareholder approval. The Company paid a finder's fee of 100,000 shares of the Company's Common Stock valued at $268,750, based upon the market price on the date issued.

On October 23, 2001, the Company unwound the Mail transaction by returning the 100 shares of Mail common stock in exchange for the 182,140 shares of its Voting Redeemable Convertible Series B Preferred Stock ("Series B Preferred") it had issued pending completion of the Mail acquisition.

As of November 30, 2000, the Company had advanced $875,000 in loans to Mail for which the Company provided a 100% reserve against these loans due to doubtful collectibility. Subsequent to November 30, 2000, the Company advanced an additional $222,970. These additional advances were expensed upon the unwinding of the Mail acquisition. The Company received for these advances 7.32 Debt Conversion Shares of Mail. Mail has an option through October 23, 2003 to repurchase all (not any less) of these shares for the amount of the advances the Company made ($1,097,970) plus a premium of 12% through the date of repurchase. The shares have antidilution rights and have been valued at $0.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE F - FIXED ASSETS

Fixed assets consist of the following at November 30, 2001:

          Furniture and fixtures          $  343,557
          Leasehold improvements             851,649
          Computer equipment                 759,386
                                          ----------
                                           1,954,592
          Less accumulated depreciation      475,706
                                          ----------

          Total fixed assets              $1,478,886
                                          ==========

Depreciation and amortization expense for the years ended November 30, 2001 and 2000 was $249,749 and $293,385, respectively.


NOTE G - CONVERTIBLE NOTES PAYABLE

In March 2000, the Company completed a $7,000,000 private placement offering ("Private Placement") of convertible promissory notes (the "Notes"). The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000, or earlier upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into shares of the Company's common stock at a conversion price of $2.50 per share. On February 1, 2001, Nasdaq advised the Company that in order to comply with Nasdaq's rules, absent specific shareholder approval, the Company must limit the delivery of the conversion shares to no greater than 19.9% of the Company's outstanding shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 shares of the Company's common stock. On July 10, 2001, the shareholders of the Company approved a proposal to authorize the issuance and delivery of 1,808,542 shares of the Company's common stock, pursuant to the automatic conversion of the Notes issued in the Private Placement plus up to an additional 407,185 shares of the Company's common stock in payment of accrued interest if the note holder chooses to receive shares. Following the approval of such proposal, the Company issued to the holders of the Notes (a) 1,808,542 shares of the Company's common stock in order to fully satisfy the Company's delivery obligation in connection with the automatic conversion of the principal amount of the Notes and (b) 60,753 shares to the note holders who agreed to accept the Company's common stock for the payment of the accrued interest due on the Notes through December 31, 2000. The Company accrued additional interest through the dates the notes were converted of approximately $282,000. In October and November 2001, 270,954 shares valued at $740,000 for accrued interest were issued in partial payment of such accrued interest to those who agreed to accept stock in lieu of cash. During the years ended November 30, 2001 and 2000, the Company had approximately $313,000 and $705,000, respectively, of interest expense on these notes.


NOTE H - CONVERTIBLE PROMISSORY NOTES PAYABLE

In November 2000, the Company raised approximately $513,000, including an exchange for $262,000 of debt and accrued interest and issued convertible notes due December 31, 2001. The notes paid interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until the outstanding principle amount was converted into common stock. These notes were converted into common stock at $2.56 per share. In November 2001, these notes were converted and a portion of the interest due into 283,912 shares of the Company's common stock. During the years ended November 30, 2001 and 2000, the Company had approximately $104,000 and $19,000, respectively, of interest expense on these notes.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE I - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Pension expense for the years ended November 30, 2001 and 2000 was $826 and $843, respectively.


NOTE J - SHAREHOLDERS' EQUITY

[1]      Preferred stock:

         In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series.

         In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock which was to be issued in connection with the acquisition of Global (Note D). None of the Series A preferred stock is outstanding as of November 30, 2001.

         In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock ("Series B Preferred") in connection with the acquisition of Mail. In November 2000, 182,140 shares of the Series B Preferred were issued to the former shareholders of Mail and were held in escrow until the Mail merger was unwound (Note E).

         In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock ("Series C Preferred") in payment of financial consulting services. Each share of Series C Preferred is automatically convertible into 10 shares of the Company's Common Stock upon shareholder approval. If the Series C Preferred stock was not converted into common stock on or before April 15, 2001, these shares are entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year. In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to Equilink, a shareholder of the Company. In April 2001, 8,000 shares of the preferred stock were repurchased (see Redemption Agreement). The Company paid $6,625 in dividends on June 30, 2001. The December 31, 2001 dividend of $15,500 has not been declared or paid.

[2]      Warrants:

         In connection with the Company's 1995 Private Placement, they issued 1,700,000 warrants with an exercise price of $5.00 per share these warrants expire on July 31, 2003.

         On August 8, 1996, the Company completed a public offering (the "Public Offering") under the Securities Act of 1933 as amended. The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the "Common Shares") and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase one share of common stock for a period of five years commencing two years after the July 31, 1996 effective date of the Public Offering at a price of $5.00 per share, subject to redemption. At November 30, 2001, 1,031 of the warrants have been exercised.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000

NOTE J - SHAREHOLDERS' EQUITY  (CONTINUED)

[2]         Warrants:  (continued)

         In connection with the Company's Public Offering, the underwriters received Unit Purchase Options ("UPOs") to purchase 172,500 of the above units at $5.12 per unit. Each unit consists of one share of the Company's common stock valued at $4.96 per share and one warrant valued at $.16 per warrant to purchase a share of the Company's common stock at $5.00 per share. In 2000, a portion of the UPO's aggregating 23,400 shares of the Company's common stock and 3,600 warrants were purchased for aggregate proceeds of $116,640. The remaining unexercised Underwriter Warrants expired in August 2001.

         Warrant transactions for the years ended November 30, 2001 and 2000 are as follows:

               Warrants outstanding December 31, 1999         3,479,600
               Granted                                        2,000,000
               Issued from UPO's                                  3,600
               Exercised                                         (1,031)
                                                            -----------
               Warrants outstanding November 30, 2000         5,482,169
               Expired                                          (58,200)
                                                            -----------

               Warrants outstanding November 30, 2001         5,423,969
                                                            ===========

[3]      1995 Employee Stock Option Plan:

         In January 1996, the Company adopted, and shareholders ratified in February 1996, the 1995 Employee Stock Option Plan ("Option Plan"). The plan provides for the grant of options to qualified employees of the Company, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 common shares. In March 1998, the plan was amended to increase the number of aggregate common shares available under the plan to 850,000.

         Stock option incentive plan activity is summarized as follows:

                                                                   Weighted
                                                                    Average
                                                      Shares     Exercise Price
                                                  -------------  --------------

          Options outstanding December 1, 1999          490,000       $1.59
          Granted                                       219,000       $2.77
          Exercised                                    (103,950)      $1.70
                                                   ------------
          Options outstanding November 30, 2000         605,050       $1.90
          Granted                                       116,500       $1.91
          Exercised                                     (27,550)      $1.32
          Canceled                                       (4,500)      $2.69
                                                   ------------

          Options outstanding November 30, 2001         689,500       $1.99
                                                   ============

          Options exercisable November 30, 2001         606,791       $1.98
                                                   ============


         Exercise prices for options outstanding as of November 30, 2001 ranged from $1.25 to $4.56. The weighted-average remaining contractual life of these options is approximately four years.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE J - SHAREHOLDERS' EQUITY  (CONTINUED)

[3]      1995 Employee Stock Option Plan: (continued)

         Exercises prices for outstanding stock options at November 30, 2001 are as follows:

                                         Exercise
                  Shares                  Price
                -------------           -----------
                    170,000               $1.25
                    120,000               $1.46
                    115,000               $1.91
                     29,000               $2.00
                     20,000               $2.09
                    198,000               $2.69
                     27,500               $3.20
                     10,000               $4.56
                -----------
                    689,500
                ===========


[4]      Additional stock options granted:

         In December 1998, the Company granted options to purchase 5,300,000 shares (the "December 1998 Options") of the Company's common stock to certain of its officers and directors. The options are exercisable four years from the grant date (December 28, 2002) at an exercise price of $2 per share (market value on the date of the grant). The options expire five years from the date of the grant.

         In November 2000, the Company granted options to purchase 1,435,000 shares of the Company's common stock to certain of its officers and employees. The options are exercisable for a five year period at an exercise price of $2.875 per share (market value on the date of the grant). The options vest at various dates over the next two years.

         On January 15, 2001, the Company granted an option to purchase 25,000 shares of the Company's common stock to a director upon his appointment to the Board of Directors. The option vests over a two year period and is exercisable at $2.00 per share (the market price on the date of grant).

         In March 2001, the Company granted an officer/director an option to purchase 500,000 shares, of which 375,000 were cancelled (see Note M), of the Company's common stock at an exercise price of $2.90 per share which exercise price exceeded the market price. In addition, the Company issued to certain officers/directors options to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of $2.00 per share.

         In March 2001, the Company also granted options to certain officers/directors to purchase an aggregate of 2,650,000 shares of the Company's common stock exercisable at $2.00 per share. The exercise of these options are subject to (i) obtaining shareholder approval and
         (ii) the cancellation of options to purchase 2,650,000 shares of Superus' common stock (see Note J[5]).

         In July 2001, the Company granted options to certain officers/directors to purchase 80,000 shares of the Company's common stock at the market price.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000

NOTE J - SHAREHOLDERS' EQUITY  (CONTINUED)

[5]      Superus stock option plan:

         In February 2000, Superus adopted, and the Company as sole shareholder ratified, the Superus 2000 Stock Incentive Plan (the "Superus Plan"). The Superus Plan provides for the grant of options to qualified employees, independent contractors, consultants and other individuals to purchase an aggregate of 15 million shares of common stock. During March 2000, the same officers and directors, of the Company discussed in [4] above, were granted 2,650,000 options to purchase a proposed tracking stock, with the same terms as the December 1998 options, except that the exercise price is $2.69 per share. Upon shareholder approval in September 2000, the options became immediately exercisable. In December 2000, the options became exercisable for Superus common stock since a determination was made that no tracking stock would be issued.

         Superus Plan activity is summarized as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares      Exercise Price
                                                   ------------   --------------

         Options outstanding December 1, 1999
         Granted                                      4,885,000       $4.31
         Exercised
         Canceled                                      (300,000)      $4.75
                                                   ------------

         Options outstanding November 30, 2000        4,585,000       $4.28
         Canceled                                     1,735,000       $6.47
                                                   ------------

         Options exercisable November 30, 2001        2,850,000       $2.96
                                                   ============


[6]      Stock options:

         The Company has determined its pro forma net (loss) and (loss) per share information as required by SFAS No. 123 utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2001               2000
                                           ----------         -----------

         Expected volatility               172% - 179%        122% - 179%

         Risk free interest rate           5.25% - 6%           6.75%

         Expected life                    2.5 - 10 Years       4 -5 years



         The average fair value of the common stock options granted during the years ended November 30, 2001 and 2000 was $1.75 and $2.53 per share, respectively. The fair value aggregated $747,639 in 2001 and $5,681,952 in 2000.

         The pro forma basic net loss and loss per share available to common shareholders for the years ended November 30, 2001 and 2000 would have been $(6,864,946) and $(17,052,321) and $(0.93) and $(3.43), respectively, had the fair value method been applied.

         The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1997. Additionally, future amounts are likely to be affected by the number of equity instruments granted and the vesting of such awards.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000

NOTE J - SHAREHOLDERS' EQUITY  (CONTINUED)

[7]      Redemption agreement: (continued)

         Pursuant to a Redemption Agreement, dated as of April 3, 2001, with Equilink Capital Partners, LLC ("Equilink") and B. DePalo, its sole shareholder. The Company purchased from Equilink 423,000 shares of the Company's common stock and 8,000 shares of the Company's Series C Preferred Stock for $650,000 in cash. The purchase price for these securities was based upon approximately 95% of the average closing price of the Company's common stock for the five trading days ended on April 2, 2001. The Company received general releases from Equilink, Mr. DePalo and a third party and the company agreed not to pursue any action against Equilink or Mr. DePalo, except in limited specified situations, in connection with the closing of the redemption transaction.

[8]      Nasdaq and Boston Stock Markets Delisting

         On November 30, 2001, the common stock of the Company was delisted from the Nasdaq and Boston Stock Markets.

NOTE K - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. As of November 30, 2001 the Company's deferred income taxes are comprised of the following:

         Deferred tax assets
             Net operating losses              $         6,353,000
             Allowance for bad debts                        16,000
             Inventory                                     412,000
             Depreciation                                   16,000
             Capital loss                                   34,000
                                               -------------------

             Total deferred tax assets                   6,831,000
             Valuation allowance                         6,831,000
                                               -------------------

             Deferred tax assets               $                 0
                                               ===================

The valuation allowance increased by $2,485,000 during the year ended November 30, 2001.

The Company has fully reserved the deferred tax asset resulting from the unrealized loss on a available for sale securities reflected as a separate component of shareholders' equity.

The Company's income tax expense (benefit) consists of the following:

                                                   Year Ended
                                                  November 30,
                                        -------------------------------
                                             2001              2000
                                        -------------    --------------

         Current:
             Federal
             States                     $      35,792    $       (7,909)
                                        -------------    --------------
                                               35,792            (7,909)
                                        -------------    --------------
         Deferred:
             Federal                                             64,656
             States                                              24,567
                                                         --------------
                                                                 89,223
                                                         --------------

         Provision for income taxes     $      35,792    $       81,314
                                        =============    ==============

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE K - INCOME TAXES  (CONTINUED)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $15,900,000 for federal and state purposes, which expire through 2021. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                                 Year Ended
                                                                November 30,
                                                             ----------------
                                                               2001      2000
                                                             ------    ------

U.S. Federal income tax statutory rate                        (34)%     (34)%
Valuation allowance                                            34 %      34 %
State income taxes                                              1 %       1 %
                                                             ----      ----

Effective tax rate                                              1 %       1 %
                                                             ====      ====



NOTE L - RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2010 from a corporation that is controlled by officers/shareholders of the Company ("Related Company"). Annual minimum rental payments to related parties will approximate $181,000 for the fiscal year ending November 30, 2002, and will increase at the rate of three per cent per annum throughout the lease term.

Pursuant to the lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating to rental payments, including those attributable to scheduled rent increases, on a straight line basis, over the lease term.

The future minimum rental commitments at November 30, 2001:

      Year Ending
      November 30,
      ------------

         2002                         $    181,000
         2003                              186,000
         2004                              191,000
         2005                              197,000
         2006                              203,000
         2007 and thereafter               837,000
                                      ------------

                                       $ 1,795,000
                                      ============

Rental expense for the years ended November 30, 2001 and 2000, were $1,481,631 and $328,880, respectively, of which $245,936 and $100,369 were paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
November 30, 2001 and 2000


NOTE L - RENTAL COMMITMENTS  (CONTINUED)

In March 2000, Superus entered into a lease agreement for office space through 2005. Surge had provided the landlord with a letter of credit guaranteed with a certificate of deposit, in the amount of $344,604 for security, renewable on a yearly basis. Superus vacated its San Francisco premises and on March 8, 2002 declared bankruptcy (Note A). In October 2001, the landlord utilized the letter of credit for payment of Superus' obligations. The bank subsequently used the certificate of deposit in payment of the Company's guarantee on the letter of credit. During the year ended November 30, 2001, the Company has recognized as an expense, approximately $631,000, representing the rent paid during the year under the lease and the letter of credit utilized by the landlord.


NOTE M - EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2003 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company which provides each with a base salary of $200,000, subject to certain increases as defined, per annum plus fringe benefits and bonuses. The bonuses are determined by the Compensation Committee of the Company's Board of Directors. Bonuses for the year ended November 30, 2000 aggregated $1,179,184 for the two officer/stockholders. There were no such bonuses paid in 2001. The agreement also contains provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract. In addition, if the Company makes or receives a "firm commitment" for a public offering of the Company's common stock, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company's common stock, provided they do not voluntarily terminate employment.

On February 16, 2000, the Company entered into a three year employment agreement with the Chairman of the Board and Chief Executive Officer. The agreement calls for a base salary of $200,000 per annum and provides for an annual bonus at the discretion of the Board of Directors. In addition, the agreement, also provided for ten year options to purchase 1,500,000 shares of the Company's Common Stock exercisable at $2.875 per share, 300,000 of which options are immediately exercisable and the balance exercisable ratably on a monthly basis over 36 months.

On March 20, 2000, the Company entered into a four year employment agreement with another individual to be the Vice President of Corporate Development and calls for a base salary of $150,000 per annum and provides for an annual bonus at the discretion of the Board of Directors. In addition, he also received four year options to purchase 200,000 shares of the Company's Common Stock at $2.875 per share, 35,000 of which are exercisable six months after the Effective Date of a proposed recapitalization and the balance exercisable ratably on a monthly basis over 42 months the recapitalization was not consummated.

In July 2001, the Company entered into termination and settlement agreements with its Chairman and Acting Chief Executive Officer and Vice President, Corporate Development. Among other provisions, the agreements provide for the Company to make severance payments totaling approximately $100,000 over six months and $47,000 over three months, which have been charged to operations. The agreements also cancelled options to purchase 1,459,999 shares of the Company's common stock.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial statements
November 30, 2001 and 2000


NOTE N - FINANCIAL CONSULTING AGREEMENT

On November 24, 2000, the Company entered into an agreement with a financial consultant, Equilink, for which the consultant received 900,000 shares of the Company's common stock, 70,000 shares of the Series C preferred stock (see Note
J) and five year warrants to purchase 2,000,000 shares of the common stock at $3 per share for past and future services (over a six month period) and expenses. Included in the past services are fees totaling $338,438 relating to services and expenses of the Mail Merger, $302,812 relating to the terminated acquisition of Orbit Networks, Inc. acquisition, $226,812 for expenses relating to the $7 million Convertible Notes and $3,704,999 relating to the terminated Global acquisition. During the years ended November 30, 2001 and 2000, the Company expensed approximately $2,171,000 and $5,916,000, respectively, related to Equilink's services.


NOTE O - MAJOR CUSTOMERS

The Company has one customer, which is principally owned by an employee of the Company. This customer accounted for 10% and 29% of net sales for the years ended November 30, 2001 and 2000 respectively and accounted for 21% of accounts receivable at November 30, 2000. The accounts receivable for this customer at November 30, 2001 was less than 1%. The Company's personnel performs all services incidental to the operations of this customer. The Company evaluates its relationship with this customer at least annually which has resulted in special billing arrangements enabling the Company to invoice an additional $204,000 in the year ended November 30, 2000. There was no adjustment for the year ended November 30, 2001 due to the decrease in sales.


NOTE P - MAJOR SUPPLIERS

During the year ended November 30, 2001 there were two foreign suppliers accounting for 11% and 29% of total inventory purchased. There were no suppliers accounting for 10% or more of purchases during the year ended November 30, 2000.

The Company purchases a significant portion of its products overseas. For the year ended November 30, 2001, the Company purchased 41% from Taiwan, 20% from Hong Kong, 14% from elsewhere in Asia and 1% overseas outside of Asia.


NOTE Q - EXPORT SALES

The Company's export sales approximated:

                                          Year Ended
                                         November 30,
                                  --------------------------
                                     2001         2000
                                  --------------------------

         Canada                   $  871,000    $  744,000
         Asia                      1,294,000     2,937,000
         Europe                      185,000       237,000
         Central America              21,000

NOTE R - CONTINGENCIES AND OTHER MATTERS

In September 2000, Surge and Global were named in an arbitration instituted by Efflux Inc. with the American Arbitration Association. The allegations by Efflux relate solely to the relationship between Efflux and Global and certain services allegedly provided by Efflux to Global under several written contracts, and Global's alleged failure to pay for such services alleging damages of approximately $286,000 plus expenses and consequential damages. Surge was originally named as a "relief respondent" under the theory of successor liability and conversion. Efflux also sought to enjoin Surge from converting Efflux's work product, and for damages relating to any use of their product to date. However, since Surge has terminated the acquisition of Global and has not utilized any of Efflux's software, management upon consultation with counsel believes the Company has meritorious defenses and that they will apply for dismissal of this matter.

In December 2000, an arbitration claim filed in Mexico was instituted, naming Superus Holdings and Global in an action asserted by two companies in Mexico. The action alleges that Global did not consummate an agreement to purchase one of the companies. Since the Global acquisition has been terminated, the Company believes that Superus will be dismissed from such action. If the action is not dismissed, the Company believes that is has a meritorious defense.

On September 8, 2000, the U.S. Attorney's Office issued a subpoena to Surge and certain of its officers relating to Global and certain other persons/entities affiliated with Global. The subpoena requested documents and testimony before a grand jury in the U.S. District Court of New Jersey. Surge cooperated in every respect with their investigation. The U.S. Attorney's office has not informed the Company of any further action.

The accompanying financial statements make no provision for any liability that might result from the outcome of these uncertainties.

During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain questionable payments of approximately $2,137,000 and $774,000, respectively. These payments are currently the subject of an informal inquiry by the Securities and Exchange Commission. The recipient of these payments has repaid $1 million in cash to the Company which is included in other income. There can be no assurance that the questionable payments and related investigations will not lead to any other proceedings.

The Company has received letters from lawyers regarding various items including requests for cash instead of stock for the payment of interest on the convertible notes and promissory notes payable (Notes G and H). In addition, one of the letters requested that $13,000 deposited into an escrow for the purchase of convertible notes payable be returned. The Company has settled with one of the noteholders by making an $80,000 interest payment and it has settled in principle with another, subject to documentation. There can be no assurance that the matters referred to in the correspondence will not result in formal proceedings against the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2002                        Surge Components, Inc.

                                          By: /s/ Ira Levy
                                             --------------------------
                                              Ira Levy, President


/s/ Ira Levy
________________________                    President and Director
Ira Levy


/s/ Steven J. Lubman                        Vice President, Secretary,
________________________                    Chief Financial Officer and
Steven J. Lubman                            Director (Principal Accounting
                                            Officer)

________________________                    Director
Lawrence Chariton


/s/ David Siegel
________________________                    Director
David Siegel


/s/ Mark Siegel
________________________                    Director
Mark Siegel


/s/ Alan Plafker
________________________                    Director
Alan Plafker

                             Surge Components, Inc.

                           ANNUAL REPORT ON FORM 10-K
                       Fiscal Year Ended November 30, 2001

                                  EXHIBIT INDEX


21.1            Subsidiaries of Surge Components, Inc.

23.1            Consent of Richard A. Eisner & Company, LLP