Form 10QSB
period 2002-02-28
SURGE COMPONENTS INC
filed 2002-04-22
CIK 747540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


     For the quarterly period ended February 28, 2002


---  Transition report pursuant to Section 13 or 15(d) of the Exchange Act

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

                    95 Jefryn Boulevard, Deer Park, NY 11729
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Yes     No
   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2002:
9,022,448 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                              Index to Form 10-QSB
                     for the Period Ended February 28, 2002



         PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements:

         Consolidated Balance Sheets                                                  3 - 4

         Consolidated Statements of Operations and Comprehensive Loss                 5

         Consolidated Statements of Cash Flows                                        6

         Notes to Consolidated Financial Statements                                   7 - 8

         Item 2.  Management's Discussion and Analysis or Plan of Operation           9- 13


         PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                                   14


                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                             February 28,            November 30,
                                                                                 2002                   2001
                                                                                 ----                   ----
                           ASSETS
Current assets:
     Cash and equivalents                                                     $  924,000              $1,030,000
     Marketable securities - available for sale                                  966,000               1,177,000
     Accounts receivable (net of allowance for
       doubtful accounts of $40,000)                                           1,474,000               1,610,000
     Due under repurchase agreement                                              794,000               1,055,000
     Inventory, net                                                            2,137,000               2,311,000
     Prepaid expenses and income taxes                                           336,000                 142,000
                                                                              ----------              ----------

         Total current assets                                                  6,631,000               7,325,000

Fixed assets - net of accumulated depreciation
     of $559,000 and $476,000                                                  1,402,000               1,479,000

Other assets                                                                       8,000                   8,000
                                                                              ----------              ----------

         Total assets                                                         $8,041,000              $8,812,000
                                                                              ==========              ==========

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              February 28,          November 30,
                                                                                  2002                   2001
                                                                                  ----                   ----

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                         $  2,298,000          $  2,316,000
     Accrued expenses and taxes                                                    753,000             1,113,000
                                                                              ------------          ------------

         Total current liabilities                                               3,051,000             3,429,000

Deferred rent                                                                       34,000                29,000
                                                                              ------------          ------------

         Total liabilities                                                       3,085,000             3,458,000
                                                                              ------------          ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock - $.001 par value stock, 1,000,000 shares authorized:
         Series A - 260,000 shares authorized, none outstanding. Series C -
         100,000 shares authorized, 62,000 shares issued and outstanding, convertible, redeemable,
         liquidation preference of $5 per share                                         --                    --
     Common stock - $.001 par value stock,
         25,000,000 shares authorized, 9,022,448
         shares issued and outstanding                                               9,000                 9,000
     Additional paid-in capital                                                 23,065,000            23,081,000
     Stock subscription receivable                                                  (8,000)               (9,000)
     Net unrealized loss on investment securities                                  (77,000)              (62,000)
     Accumulated deficit                                                       (18,033,000)          (17,665,000)
                                                                              ------------          ------------

         Total shareholders' equity                                              4,956,000             5,354,000
                                                                              ------------          ------------

         Total liabilities and shareholders' equity                           $  8,041,000         $   8,812,000
                                                                              ============         =============

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                           Three Months Ended
                                                                                               February 28,
                                                                                        2002                   2001
                                                                                        ----                   ----
Net sales                                                                            $2,794,000              $6,570,000


Cost of goods sold                                                                    2,012,000               5,006,000
                                                                                    -----------             -----------

Gross profit                                                                            782,000               1,564,000
                                                                                    -----------             -----------

Operating expenses:
   General and administrative
    expenses                                                                            838,000               2,091,000
   Selling and shipping expenses                                                        234,000                 378,000
   Financial consulting fees                                                             75,000               1,129,000
                                                                                    -----------             -----------

         Total operating expenses                                                     1,147,000               3,598,000
                                                                                    -----------             -----------

Loss from operations                                                                   (365,000)             (2,034,000)
                                                                                    -----------             -----------

Other income (expense):
   Investment income                                                                     14,000                  70,000
   Interest expense                                                                      (4,000)                (90,000)
   Loss on sale of marketable securities                                                 (8,000)                (36,000)
                                                                                    -----------             -----------

         Total other income (expense)                                                     2,000                 (56,000)
                                                                                    -----------             -----------

Loss before income taxes                                                               (363,000)             (2,090,000)

Income taxes                                                                              5,000                   3,000
                                                                                    -----------             -----------

Net loss                                                                               (368,000)             (2,093,000)
Dividends on preferred stock                                                             16,000                      --
                                                                                    -----------             -----------

Net loss available to common shareholders                                           $  (384,000)            $(2,093,000)
                                                                                    ===========             ===========

Other comprehensive loss
   Net loss                                                                            (368,000)             (2,093,000)
   Unrealized holding (loss) gain on securities
     arising during the period                                                          (15,000)                  3,000
   Reclassification adjustment - loss on sale of securities                               8,000                  36,000
                                                                                    -----------             -----------

         Total comprehensive loss                                                   $  (375,000)            $(2,054,000)
                                                                                    ===========             ===========

Loss available to common shareholders, per share
   Basic                                                                            $     (.04)             $     (.32)
   Diluted                                                                          $     (.04)             $     (.32)

Weighted average shares outstanding
   Basic                                                                              9,022,000               6,644,000
   Diluted                                                                            9,022,000               6,644,000


See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                                  February 28,
                                                                                            2002                  2001
                                                                                            ----                  ----
OPERATING ACTIVITIES:
   Net loss                                                                            $   (368,000)         $  (2,093,000)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
         Depreciation and amortization                                                       83,000                 28,000
         Provision for bad debts                                                                 --                129,000
         Loss on sale of marketable securities                                                8,000                 36,000
         Unearned compensation                                                                   --              1,129,000
         Deferred rent                                                                        5,000                     --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                                      136,000                671,000
   Inventory                                                                                174,000                667,000
   Prepaid expenses and income taxes                                                       (194,000)              (205,000)
   Accounts payable                                                                         (18,000)              (157,000)
   Accrued expenses and taxes                                                              (377,000)              (294,000)
                                                                                       ------------          -------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (551,000)               (89,000)
                                                                                       ------------          -------------

INVESTING ACTIVITIES
   Collections of amounts due under repurchase agreement                                    261,000                     --
   Purchase of marketable securities                                                        (12,000)               (37,000)
   Proceeds from sale of marketable securities                                              200,000                450,000
   Acquisition of fixed assets                                                               (6,000)              (516,000)
                                                                                       ------------          -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         443,000               (103,000)
                                                                                       ------------          -------------

FINANCING ACTIVITIES
   Collections from stock subscription receivable                                             2,000                     --
   Proceeds from exercise of stock options                                                       --                 36,000
                                                                                       ------------          -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     2,000                 36,000
                                                                                       ------------          -------------

NET CHANGE IN CASH AND EQUIVALENTS                                                         (106,000)              (156,000)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               1,030,000              2,906,000
                                                                                       ------------          -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                  $    924,000          $   2,750,000
                                                                                       ============          =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                   $      5,000          $       3,000
                                                                                       ============          =============
   Interest paid                                                                       $      4,000          $       7,000
                                                                                       ============          =============
   Conversion of convertible debt into common stock                                    $         --          $   2,479,000
                                                                                       ============          =============

See accompanying notes to consolidated financial statements.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc. ("Superus"), Mail Acquisition Corp. ("Mail") and SolaWorks, Inc. contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2002 and the related statements of operations and comprehensive loss and cash flows for the three months ended February 28, 2002 and 2001.

The consolidated results of operations for the three months ended February 28, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 2001.

NOTE 2 - SUPERUS BANKRUPTCY

In March 2002, Superus filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy code.

NOTE 3 - SETTLEMENT AGREEMENT

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed to, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000 ($100,000 paid upon signing of the agreement and two payments of $62,500 due on July 1, 2002 and November 1, 2002), in settlement of potential claims relating to services provided by the Investors. The shares are being held in escrow until the final payment has been made. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company will record a charge of approximately $200,000 to income during the quarter ending May 31, 2002 in connection with the settlement.

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002


NOTE 4 - DUE UNDER REPURCHASE AGREEMENT

In September 2001, the Company entered into an agreement with a subsidiary ("Maple Chase") of Invensys Plc pursuant to which the Company paid approximately $1,250,000 for certain inventory held by Maple Chase who agreed to repay the Company, in non-interest bearing installments over 12 months for such inventory (the "Repurchase Agreement"). For accounting purpose, the amount paid by the Company under the Repurchase Agreement is being treated as a one-year financing. As of February 28, 2002, the Company had received approximately $461,000. In April 2002, the Company received the third scheduled payment of approximately $323,000.

NOTE 5 - PREFERRED DIVIDENDS

The dividends on the Non-Voting Redeemable Convertible Series C Preferred Stock totaling $15,500 for the semiannual period ended December 31, 2001 have not been paid. The Company has accrued these dividends.

NOTE 6 - SEC INVESTIGATION

During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain questionable payments of approximately $2,137,000 and $774,000, respectively. These payments are currently the subject of an investigation by the Securities and Exchange Commission. The recipient of these payments repaid $1 million in cash to the Company in the quarter ending May 31, 2001 which was included in other income. There can be no assurance that the questionable payments and related investigation will not lead to other proceedings.

Item 2. Management's Discussion and Analysis or Plan of Operation

         Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performance or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

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

          o the competitive environment within the electronic components industry,

          o    our ability to raise additional capital, if and as needed,

          o    the cost-effectiveness of our product development activities,

          o the effect of the delisting of our common stock from The Nasdaq Stock Market,

          o the extent of any further investigations or proceedings with respect to the questionable payments.

     Shareholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 2001, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Recent Developments

     On April 12, 2002, Surge entered into a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement with Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"). Pursuant to such agreement, the Investors transferred back to Surge 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of Surge's securities held by the Investors, and agreed to, among other things, not to purchase any securities of Surge and not to disparage the Company in any manner, in exchange for $225,000 ($100,000 paid upon signing of the agreement and two payments of $62,500 due on July 1, 2002 and November 1, 2002), in settlement of potential claims relating to services provided by the Investors. The shares are being held in escrow until the final payment has been made. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company will record a charge of approximately $200,000 to income during the quarter ending May 31, 2002 in connection with the settlement.

Results of Operations

     Consolidated net sales for the three months ended February 28, 2002 decreased by approximately $3,776,000, or 57%, to approximately $2,794,000 as compared to net sales of approximately $6,570,000 for the three months ended February 28, 2001. The net sales for the three months ended February 28, 2002 for Surge without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, decreased by approximately $857,000, or 33% when compared to the three months ended February 28, 2001. The Company had lower sales during the current year as a result of a slowdown in the electronics industry.

     The net sales for the three months ended February 28, 2002 for Challenge decreased by approximately $2,919,000, or 73% when compared to the three months ended February 28, 2001. Challenge is experiencing a decline in sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to exist through the second half of 2002. Any future improvements in sales and possible profitability is expected to be based on future demand and supply for Challenge's product mix.

     Our gross profit for the three months ended February 28, 2002 decreased by approximately $782,000 or 50%, as compared to the three months ended February 28, 2001. Gross margin as a percentage of net sales, however, increased from 23.8% for the three months ended February 28, 2001 to 28% for the three months ended February 28, 2002. This increase is due primarily to a change in our product mix.

     General and administrative expenses for the three months ended February 28, 2002 decreased by approximately $1,253,000, or 60%, as compared to the three months ended February 28, 2001. The decrease is primarily due to costs associated with funding the operations of MailEncrypt, which was unwound during the fourth quarter of the fiscal year ended November 30, 2001, and overhead attributable to Superus, which was inactive since the second quarter of 2001 and has subsequently filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. Superus incurred approximately $557,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for the three months ended February 28, 2001.

     Selling and shipping expenses for the three months ended February 28, 2002 decreased by approximately $144,000, or 38%, as compared to the three months ended February 28, 2001. This decrease is primarily due to the decreased sales commissions resulting from the lower sales in the current three-month period.

     Financial consulting fees and expenses for the three months ended February 28, 2001 were approximately $1,129,000, based on the amortization of unearned compensation recorded during the fiscal year ended November 30, 2000 for work to be performed by the Company's investment banker in 2001. During the three months ended February 28, 2002, the Company paid $75,000 to its investment banker for work performed during the current quarter.

     Interest expense decreased approximately $86,000 or 95% for the three months ended February 28, 2002 as compared to the three months ended February 28, 2001. This decrease primarily is related to our conversion of our private placement notes as of December 31, 2000. In July 2001, in order to avoid disputes, we decided to accrue additional interest on the convertible notes through the dates the notes were converted. Previously interest was accrued only to December 31, 2000.

     Investment income for the three months ended February 28, 2002 decreased by approximately $56,000, or 80%, as compared to the three months ended February 28, 2001. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates.

     As result of the foregoing, the Company on a consolidated basis had a net loss of approximately $368,000 for the three months ended February 28, 2002, as compared to approximately $2,093,000 for the three months ended February 28, 2001.

Liquidity and Capital Resources

     Working capital decreased by $316,000 during the three months ended February 28, 2002 from $3,896,000 at November 30, 2001, to $3,580,000, at
February 28, 2002. This decrease resulted primarily from the decrease in inventory and amounts due under a repurchase agreement as partially offset by a decrease in accrued expenses. Our current ratio increased from 2.1:1 at November 30, 2001, to 2.2:1 at February 28, 2002. Inventory turned 0.90 times during the three months ended February 28, 2002 as compared to 1.86 times during the three months ended February 28, 2001. The average number of days to collect receivables decreased from 54 days to 50 days. We believe that working capital levels are adequate to meet the current operating requirements of the Company.

     At February 28, 2002, we had no existing lines of credit. The Company is negotiating a $1 million line of credit from an asset based lender.

     We continue to incur substantial operating costs. These costs principally consist of rent, payroll, professional fees and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we continue to streamline our operations by reducing payroll and are reviewing other possible reductions.

     During the three months ended February 28, 2002, we had net cash used in operating activities of approximately $535,000 as compared to approximately $89,000 in the three months ended February 28, 2001. The increase in cash used in operating activities resulted from the Company's net loss, a decrease in accrued expenses and an increase in prepaid expenses and income taxes, partially offset by a decrease in inventory.

     We had net cash provided by investing activities of $443,000 for the three months ended February 28, 2002, as compared to $103,000 used in investing activities for the three months ended February 28, 2001. The net cash provided by investing activities during the three months ended February 28, 2002 resulted primarily from the sale of marketable securities and collection of amounts due under a repurchase agreement ($261,000).

     We anticipate that with our current cash position, marketable securities available for sale and collections due under Repurchase Agreement will be sufficient to meet our current financial requirements over at least the next twelve months.

     We had net cash provided by financing activities of approximately $2,000 for the three months ended February 28, 2002, as compared to net cash provided by financing activities of approximately $36,000 for the three months ended February 28, 2001. The cash provided by financing activities during the quarter ended February 28, 2001 was a result of the proceeds from the exercise of stock options.

     As a result of the foregoing, the Company had a net decrease in cash and equivalents of approximately $106,000 during the three months ended February 28, 2002, as compared to approximately $156,000 for the three months ended
February 28, 2001.


     In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed to, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for an aggregate of $225,000 ($100,000 paid upon signing of the agreement and two payments of $62,500 due on July 1, 2002 and November 1, 2002), in settlement of potential claims relating to services provided by the Investors. The shares are being held in escrow until the final payment has been made. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company will record a charge of approximately $200,000 to income during the quarter ending May 31, 2002 in connection with the settlement.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.


Exhibit No.                Description
-----------                -----------

10.1      (a)  Mutual Release, Settlement, Standstill and Non-Disparagement
               Agreement, dated as of April 12, 2002, by and among Surge Components, Inc. and Equilink Capital Partners, LLC,
               Robert DePalo, Old Oak Fund Inc. and Kenneth Orr.


          (b)  Reports on Form 8K

               None.


SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SURGE COMPONENTS, INC.



                                           By: /s/ Steven J Lubman
                                               -----------------------
                                               Steven J. Lubman
                                               Vice President, Principal
                                               Financial Officer, Secretary and
                                               Director



Dated: April 22, 2002