Form 10QSB
period 2002-05-31
SURGE COMPONENTS INC
filed 2002-07-18
CIK 747540

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended May 31, 2002


[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act
    For the transition period from ____________ to ____________.


Commission file number  0 - 14188

       		   Surge Components, Inc.
_____________________________________________________________________________
  (Exact name of small business issuer as specified in its charter)

           New York		  			11-2602030
______________________________________  ____________________________________
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)		        	Identification No.)

                 95 Jefryn Boulevard, Deer Park, NY 11729
_____________________________________________________________________________
                (Address of principal executive offices)

                             (631) 595-1818
_____________________________________________________________________________
              (Issuer's telephone number, including area code)

_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [X] No [ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 2002:
8,752,926 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes [ ] No[X]

                      SURGE COMPONENTS, INC. AND SUBSIDIARIES

                              Index to Form 10-QSB

                       for the Period Ended  May 31, 2002


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets		                             3 - 4

Consolidated Statements of Operations and Comprehensive Loss	     5

Consolidated Statements of Cash Flows		                     6

Notes to Consolidated Financial Statements		             7 - 9

Item 2.  Management's Discussion and Analysis or Plan of Operation. 10- 16


PART II.  OTHER INFORMATION

	Item 1. Legal Proceedings.								   17

Item 6.  Exhibits and Reports on Form 8-K.	                    17


Signatures		                                            17

                                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SURGE COMPONENTS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS



	                                        May 31, 	November 30,
	                                         2002	            2001
                                                 ----               ----
ASSETS


Current assets:
Cash and equivalents	                      $1,533,969	$1,030,181
Marketable securities - available for sale	 269,197	 1,176,534
Accounts receivable (net of allowance for
  doubtful accounts of $40,335)                1,304,073	 1,610,032
Due under repurchase agreement	                 470,963	 1,054,602
Inventory, net		                       2,108,917	 2,311,412
Prepaid expenses and income taxes	         206,817	   142,454
                                              ----------        ----------

Total current assets	                       5,893,936	 7,325,215

Fixed assets - net of accumulated depreciation
of $643,300 and $475,706	               1,326,449	 1,478,886

Other assets			                   3,300	     7,985
                                              ----------        ----------

		Total assets		      $7,223,685	$8,812,086
                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                   SURGE COMPONENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


	                                                    May 31, 	November 30,
	                                                     2002	   2001
                                                             ----          ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable	                                 $  2,078,576	$  2,315,760
   Accrued expenses and taxes	                              939,648	   1,113,479
                                                         ------------   ------------

      Total current liabilities                             3,018,224	   3,429,239

Deferred rent			                               39,056	      28,910
                                                         ------------   ------------

      Total liabilities	                                    3,057,280	   3,458,149
                                                         ------------   ------------

Commitments and contingencies

Shareholders' equity
   Preferred stock - $.001 par value stock,
      1,000,000 shares authorized: Series A - 260,000
      shares authorized, none outstanding. Series B -
      200,000 shares authorized, none outstanding,
      non-voting, convertible, redeemable. Series C -
      100,000 shares authorized, 42,700 and 62,000
      shares issued and outstanding, redeemable,
      convertible, liquidation preference of $5 per share	  43	         62
   Common stock - $.001 par value stock,
      25,000,000 shares authorized, 8,752,926 and
      9,022,448 shares issued and outstanding 	               8,753	      9,023
   Additional paid-in capital	                          23,001,620	 23,080,835
   Stock subscription receivable	                      (6,300)	     (9,200)
   Accumulated other comprehensive loss-
      unrealized loss on marketable securities-
      available for sale	                             (12,630)	    (61,912)
   Accumulated deficit	                                 (18,825,081)	(17,664,871)
                                                        ------------   ------------

      Total shareholders' equity	                   4,166,405	  5,353,937

      Total liabilities and shareholders' equity        $  7,223,685   $  8,812,086
                                                        ============   ============

See accompanying notes to consolidated financial statements.

                        SURGE COMPONENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			                              Six Months Ended	            Three Months Ended
				                          May 31,			May 31,
			                           2 0 0 2	    2 0 0 1	   2 0 0 2	  2 0 0 1
                                                   -------          -------        -------        -------
Net sales	                                $ 5,362,399	 $ 9,954,039	 $2,568,322    $ 3,384,372

Cost of goods sold	                          3,881,906	   7,417,494	  1,870,050	 2,411,722
                                                -----------      -----------    -----------   ------------

Gross profit	                                  1,480,493	   2,536,545	    698,272	   972,650
                                                -----------      -----------    -----------   ------------

Operating expenses:
  General and administrative expenses	          1,823,505	   3,645,158	    985,151	 1,683,136
  Selling and shipping expenses                     484,305	     690,396	    250,146	   312,605
  Financial consulting fees	                    268,850	   2,170,838        193,850	 1,042,002
  Provision for bad debts	                         --	     172,922	         --	    43,685
  Loss on investment in MailEncrypt	                 --	     607,188	         --	   607,188
  Recovery on Global settlement                          --	     (46,000)            --	   (46,000)
                                                 ----------	 -----------    -----------   ------------

    Total operating expenses	                  2,576,660	   7,240,502	  1,429,147      3,642,616
                                                 ----------      -----------    -----------   ------------

Loss from operations	                          (1,096,167)	  (4,703,957)	   (730,875)    (2,669,966)
                                                 -----------     -----------    -----------   ------------

Other income (expense):
  Other income	                                          --	   1,000,000	         --	 1,000,000
  Investment income	                              35,376	     160,596	     20,947	    90,344
  Interest expense	                              (9,601)       (114,409)	     (5,466)	   (23,820)
  Loss on sale of marketable securities	             (81,282)	     (39,852)       (72,975)	    (3,824)
                                                 -----------    ------------    -----------   ------------

    Total other income (expense)                     (55,507)	   1,006,335	    (57,494)     1,602,700
                                                 -----------    ------------    -----------   ------------

Loss before income taxes	                  (1,151,674)	  (3,697,622)	   (788,369)	(1,607,266)

Income taxes	                                       8,536	      15,700	      3,493	    12,791
                                                ------------    ------------    -----------   ------------

Net loss		                          (1,160,210)	  (3,713,322)	   (791,862)	(1,620,057)
Dividends on preferred stock	                      15,500	          --	         --	        --
                                                ------------    ------------    -----------   ------------

Net loss available to common shareholders       $ (1,175,710)	$ (3,713,322)	$  (791,862)  $ (1,620,057)
                                                ============    ============    ===========   ============

Other comprehensive loss:
  Net loss	                                  (1,160,210)	  (3,713,322)	   (791,862)	(1,620,057)
  Unrealized holding (loss) gain on
    securities arising during the period             (49,282)	       5,122	    (34,374)	      2,227
  Reclassification adjustment - loss on
    sale of securities	                              81,282	      39,852	     72,975	      3,824
                                                ------------    ------------    -----------   -------------

      Total comprehensive loss  	        $ (1,143,710)   $ (3,668,348)	$  (753,261)  $  (1,614,006)
                                                ============    ============    ===========   =============

Weighted average shares outstanding
  Basic		                                   8,946,189	   6,699,668	  8,871,588	  6,753,798
  Diluted	                                   8,946,189	   6,699,668	  8,871,588	  6,753,798
Loss available to common shareholders, per share
  Basic		                                 $      (.13)	$       (.55)	$      (.09)	$      (.24)
  Diluted	                                 $      (.13)	$       (.55)	$      (.09)	$      (.24)

See accompanying notes to consolidated financial statements.

                               SURGE COMPONENTS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

	                                                       Six Months Ended
		                                                    May 31,
	                                                     2 0 0 2	  2 0 0 1
                                                             -------      -------
OPERATING ACTIVITIES:
  Net loss 	                                          $(1,160,210)	$(3,713,322)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization	                      167,594	     94,960
     Provision for bad debts	                                   --	     10,000
     Loss on sale of marketable securities	               81,282	     39,852
     Amortization of financial consulting fees	                   --	  2,170,838
     Loss on investment in MailEncrypt	                           --	    607,188
     Issuance of stock for services	                           --	     28,125
     Deferred rent	                                       10,146	         --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable	                                      305,959	  1,091,782
  Inventory	                                              202,495	     86,090
  Prepaid expense and other assets	                      (59,678)	    397,764
  Accounts payable	                                     (237,184)	     272,035
  Accrued expenses and taxes	                             (222,185)	   (364,664)
                                                           ----------    ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	     (911,781)	    720,648
                                                           ----------    ----------

INVESTING ACTIVITIES
  Collections of amounts due under the repurchase agreement   583,639	         --
  Purchase of marketable securities	                      (25,233)	    (66,645)
  Acquisition of fixed assets	                              (15,157)	 (1,063,859)
  Proceeds from sale of marketable securities	              900,590	    850,000
                                                           ----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	    1,443,839	   (280,504)
                                                           ----------   -----------

FINANCING ACTIVITIES
  Collections from stock subscription receivable	        2,900	         --
  Repurchase of shares	                                      (31,170)	         --
  Proceeds from exercise of stock options	                   --	     36,238
  Purchase of treasury stock	                                   --	   (650,000)
                                                           ----------   -----------

NET CASH USED IN FINANCING ACTIVITIES	                      (28,270)	   (613,762)
                                                           ----------   -----------

NET CHANGE IN CASH 	                                      503,788	   (173,618)

CASH AT BEGINNING OF PERIOD	                            1,030,181	  2,561,842
                                                           ----------   -----------

CASH AT END OF PERIOD	                                   $1,533,969	$ 2,388,224
                                                           ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid	                                   $    8,371	$     2,735
                                                           ==========   ===========


  Interest paid                                     	   $    9,601	$    18,961
                                                           ==========   ===========

  Conversion of convertible debt into common stock	   $      --	$ 2,478,655
                                                           ==========   ===========

  Issuance of stock for services	                   $      --	$    28,125
                                                           ==========   ===========

See accompanying notes to consolidated financial statements.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MAY 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components, Inc.("Surge"), Challenge/Surge, Inc. ("Challenge"), Superus Holdings, Inc. ("Superus"), Mail Acquisition Corp. ("Mail") and SolaWorks, Inc. (collectively the "Company") contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2002 and the related statements of operations and comprehensive loss for the six and three months ended May 31, 2002 and cash flows for the six months ended May 31, 2002 and 2001.

The consolidated results of operations for the six and three months ended May 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2001.

In July 2000, Surge entered into a joint venture agreement with Lelon Electronics Corp. to form Surge/Lelon LLP, a Delaware limited liability partnership. The Company has membership interests in the joint venture totaling 55%. There has been no activity with the limited liability partnership.

In May 2002, Surge and an officer of Surge have become sole owners of Surge Components, Limited, a Hong Kong corporation. Under current Hong Kong
Law, Surge Components, Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock.
The officer of Surge has assigned his rights regarding his 1 share to Surge. As of May 31, 2002, there has been no activity in Surge Components, Limited.

NOTE 2 - SETTLEMENT AGREEMENT

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth
Orr (collectively, the "Investors"), the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series
C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000
($100,000 paid upon signing of the agreement and two payments of $62,500 due on July 1, 2002 (which was paid) and November 1,
2002), in settlement of potential claims relating to services provided by the Investors. The shares

                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002





NOTE 2 - SETTLEMENT AGREEMENT (CONTINUED)


are being held in escrow until the final payment has been made. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $193,850 to income during the quarter ending May 31, 2002, in connection with the settlement.


NOTE 3 - DUE UNDER REPURCHASE AGREEMENT

In September 2001, the Company entered into an agreement with a subsidiary ("Maple Chase") of Invensys Plc pursuant to which the Company paid approximately $1,250,000 for certain inventory held by Maple Chase who agreed to repay the Company, in non-interest bearing installments over 12 months for such inventory (the "Repurchase Agreement"). For accounting purposes, the amount paid by the Company under the Repurchase Agreement is being treated as a one-year financing. As of May 31, 2002, the Company had received approximately $784,000. In July 2002, the Company received the fourth scheduled payment of approximately $254,000.

NOTE 4 - REPURCHASE OF SHARES

In March 2002, the Company entered into agreements with two shareholders to settle a dispute as to the form of payment of interest on certain 12% Convertible Promissory
Notes. The Company will pay these shareholders an aggregate of $32,854, of which $18,000 has been paid, in exchange for 17,522 shares of Surge common stock issued to them for converted interest.

NOTE 5 - PREFERRED DIVIDENDS

The dividends on the Non-Voting Redeemable Convertible Series
C Preferred Stock totaling $15,500 for the semiannual period ended December 31, 2001 have not been paid. The Company has accrued these dividends. Dividend on these shares for the next semiannual period ended June 30, 2002 have not been declared. The Company will accrue dividends for the semiannual period ended June 30, 2002 totaling $10,675 as of June 30, 2002.

                 SURGE COMPONENTS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 31, 2002





NOTE 6 - SEC INVESTIGATION

During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain potentially questionable payments of approximately $2,137,000 and $774,000, respectively. These payments are currently the subject of an investigation by the Securities and Exchange Commission. The recipient of these payments repaid $1 million in cash to the Company in the quarter ending May
31, 2001, which was included in other income.

In May 2001, the law firm Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was formerly engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, the Company was unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "potentially questionable payments".
The Company has taken steps to ensure that such payments are not made in the future, including requiring that payments above
$5,000 not be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000 and adopting a Code of Conduct. Except for proceedings relating to the SEC inquiry commenced in October 2001, the Company is not aware of any pending proceedings relating to the questionable payments. There can be no assurance that these potentially questionable payments and related investigation will not lead to other proceedings.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performance or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

      -	our business strategies and future plans of operations,

      -	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

      -	political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials,

      -	the market acceptance and amount of sales of our products and services,

      - the extent that our distribution network and marketing programs achieve satisfactory response rates,

      - the effect of the current surplus of electronic component parts in the broker distributor market on sales by our Challenge subsidiary,

      - our historical losses,

      - the competitive environment within the electronic components industry,

      -	our ability to raise additional capital, if and as needed,

      -	the cost-effectiveness of our product development activities,

      -	the effect of the delisting of our common stock from The Nasdaq Stock
          Market,

      - the extent of any further investigations or proceedings with respect to the potentially questionable payments.

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

Results of Operations

     Consolidated net sales for the six months ended May 31, 2002 decreased by approximately $4,592,000, or 46%, to $5,362,000 as compared to consolidated net sales of $9,954,000 for the six months ended May 31, 2001. Consolidated net sales for the three months ended May 31, 2002 decreased by $816,000, or 24%, to $2,568,000 as compared to consolidated net sales of $3,384,000 for the three months ended May 31, 2001.

     The net sales for the six months ended May 31, 2002 for Surge exclusive of our Challenge subsidiary decreased by approximately $1,145,000, or 25%, when compared to Surge's net sales for the six months ended May 31, 2001. Net sales for the three months ended May 31, 2002 for Surge decreased by $287,000, or 14%, when compared to the three months ended May 31, 2001. The Company had lower sales during the current year as a result of a slowdown in the electronics industry.

     Net sales for the six months ended May 31, 2002 for Challenge decreased by approximately $3,449,000, or 64%, when compared to the six months ended May 31, 2001. Net sales for the three months ended May 31, 2002 for Challenge decreased by $530,000, or 38%, when compared to the three months ended May 31, 2001. Challenge continues to experience a decline in sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to adversely affect Challenge's sales for at least the remainder of calendar year 2002. Any future improvements in sales and possible profitability are expected to be based on future demand and supply for Challenge's product mix.

     Our gross profit for the six months ended May 31, 2002 decreased by approximately $1,056,000, or 42%, as compared to the six months ended May 31, 2001. Our gross profit for the three months ended May 31, 2002 decreased by approximately $274,000, or 28%, as compared to the three months ended May 31, 2001. Gross profits as a percentage of net sales increased to approximately 28% in the six months ended May 31, 2002 from approximately 26% in the six months ended May 31, 2001. The decrease in our gross profit was a result of decreased sales from the economic slowdown of electronic components. The increase in gross profit percentage is due to Surge making its operations more efficient by reducing inventory acquisition costs and instituting a policy of increasing direct shipments to its customers' factories overseas. This has resulted in a substantial reduction of import related and shipping fees.

     General and administrative expenses for the six months ended May 31, 2002 decreased by approximately $1,822,000, or 50%, as compared to the six months ended May 31, 2001. For the three months ended May 31, 2002, general and administrative expenses decreased by approximately $698,000, or 41%, as compared to the three months ended May 31, 2001. The decrease is primarily due to costs associated with funding the operations of MailEncrypt, which was unwound during the fourth quarter of the fiscal year ended November 30, 2001, and overhead attributable to Superus, which was inactive since the second quarter of 2001 and has subsequently filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. Superus incurred approximately $1,270,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for the six month period ended May 31, 2001.

     Selling and shipping expenses for the six months ended
May 31, 2002, decreased by approximately $206,000, or 30%, as compared to the six months ended May 31, 2001. For the three months ended May 31, 2002, selling and shipping expenses decreased by approximately $62,000, or 20%, as compared to the three months ended May 31, 2001. This decrease primarily is due to the decreased sales commissions resulting from lower sales in the current fiscal year.

     Financial consulting fees for the six months ended May 31, 2001 were approximately $2,171,000, representing the cost of the securities issued in payment of such fees. Financial consulting fees for the three months ended May 31, 2001 were $1,042,000. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses.
During the six months ended May 31, 2002, the Company paid $75,000 to its investment banker for work performed during the current quarter. Also in April 2002, the Company entered into a settlement with its investment banker, as more fully explained below in the Liquidity and Capital Resources section discussing the Investors.

     Investment income decreased by approximately $125,000, or 78%, for the six months ended May 31, 2002, as compared to the six months ended May 31,2001. Investment income decreased by approximately $69,000, or 77%, for the three months ended May 31, 2002, as compared to the three months ended May 31, 2001. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

     Interest expense decreased approximately $105,000 or 92% for the six months ended May 31, 2002 as compared to the six months ended May
31, 2001. Investment expense decreased by approximately $18,000, or 77%, for the three months ended May 31, 2002, as compared to the three months ended May 31, 2001. This decrease primarily is related to our conversion of our private placement notes as of December 31, 2000. In July 2001, in order to avoid disputes, we decided to accrue additional interest on the convertible notes through the dates the notes were converted. Previously interest was accrued only to December 31, 2000.

     As result of the foregoing, the Company on a consolidated basis had a net loss of approximately $1,160,000 for the six months ended May 31, 2002, as compared to approximately $3,713,000 for the six months ended May 31, 2001. The Company had a consolidated net loss of approximately $792,000 for the three months ended May 31, 2002, as compared to consolidated net loss of approximately $1,620,000 for the three months ended May 31, 2001.

Liquidity and Capital Resources

     Working capital decreased by $1,020,000 during the six months ended May 31, 2002 from $3,896,000 at November 30, 2001, to $2,876,000, at May 31, 2002. This decrease resulted primarily from the decrease in marketable securities, inventory and amounts due under a repurchase agreement as partially offset by a decrease in accounts payable and accrued expenses.
Our current ratio decreased from 2.1:1 at November 30, 2001, to 2.0:1 at May 31, 2002. Inventory turned 1.8 times during the six months ended May 31, 2002 as compared to 2.5 times during the six months ended May 31, 2001. The average number of days to collect receivables decreased from 54 days to 50 days.

     At May 31, 2002 we had no existing lines of credit.

     We continue to incur substantial operating costs. These costs principally consist of rent, payroll, professional fees, insurance premiums and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we are continuing to streamline our operations and are reviewing other possible reductions.

     During the six months ended May 31, 2002, we had net cash used in operating activities of approximately $912,000 as compared to net cash provided by operating activities of approximately $721,000 in the six months ended May 31, 2001.
The increase in cash used in operating activities resulted from the Company's net loss, a decrease in accrued expenses and accounts payable and an increase in prepaid expenses and income taxes, partially offset by a decrease in accounts receivable and inventory.

     We had net cash provided by investing activities of $1,443,000 for the six months ended May 31, 2002, as compared to $281,000 used in investing activities for the six months ended May 31, 2001. The net cash provided by investing activities during the six months ended
May 31, 2002 resulted primarily from the sale of marketable securities and collection of amounts due under a repurchase agreement ($584,000).

     We anticipate that in the ordinary course of business our current cash position, marketable securities available for sale and collections due under repurchase agreement will be sufficient to meet our current financial requirements over the next twelve months.

     We had net cash used in financing activities of approximately $28,000 for the six months ended May 31, 2002, as compared to approximately $614,000 for the six months ended May 31, 2001. The cash used in financing activities during the quarter ended May
31, 2001 was a result of the proceeds from the exercise of stock options and the Company purchasing treasury stock.

     As a result of the foregoing, the Company had a net increase in cash and equivalents of approximately $504,000 during the six months ended May 31, 2002, as compared to a net decrease in cash and equivalents of approximately $174,000 for the six months ended May 31, 2001.

     In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non- Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc.
and Kenneth Orr (collectively, the "Investors"), the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000 ($100,000 paid upon signing of the agreement and two payments of $62,500 due on July 1, 2002 (which has been paid) and November 1, 2002), in settlement of potential claims relating to services provided by the Investors. The shares are being held in escrow until the final payment has been made. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $194,000 to income during the quarter ending May 31, 2002, in connection with the settlement.

     In March 2002, the Company entered into an agreement with two shareholders to settle a dispute as to the form of payment of interest on certain 12% Convertible Promissory Notes. The Company agreed to pay these shareholders an aggregate of $32,854, of which $18,000 has been paid, in exchange for 17,522 shares of Surge common stock issued to them for converted interest.

     In July 2000, Surge entered into a joint venture agreement with Lelon Electronics Corp. to form Surge/Lelon LLP, a Delaware limited liability partnership. The Company has membership interests in the joint venture totaling 55%. There has been no activity with the limited liability partnership. The Company expects to commence operations during the third quarter 2002.

     In May 2002, Surge and an officer of Surge have become sole owners of Surge Components, Limited, a Hong Kong corporation. As of
May 31, 2002, there has been no activity in Surge Components, Limited. Under current Hong Kong law, Surge Components, Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. The Company expects to commence operations during the third quarter 2002.

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial Statements:

     Revenue is recognized when product is shipped from the Company's warehouse. For direct shipments, revenue is recognized when product is shipped from the Company's supplier.

     The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments.
If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. During February 2002, the Company obtained $2,000,000 of credit insurance covering most of its customers.

     Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier.
The Company, at May 31, 2002, has a reserve against slow moving and obsolete inventory of approximately $1,032,000.

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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     As disclosed in our public filings and in this Quarterly Report, there have been certain potentially questionable payments which have led to the delisting of the Company's stock from Nasdaq and which are currently the subject of an informal inquiry by the Securities and Exchange Commission which began in October 2001. There can be no assurance that the potentially questionable payments and related investigations will not lead to any other proceedings and we have received threats of litigation related to such events.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.


      3.1  Certificate of Incorporation of the Company, as amended.  (1)
      3.2  By-Laws of the Company. (1)
----------
  (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-630 NY) declared effective by the Securities and Exchange Commission on July 31, 1996.

(b)	Reports on Form 8-K.

     On June 7, 2002, the Company filed a current report on Form 8-K reporting, as an Item 4 matter, the change in our certifying accountant.


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		        SURGE COMPONENTS, INC.



		  By:   /s/ Steven J Lubman
                        -------------------
			Steven J. Lubman
			Vice President, Principal
			Financial Officer, Secretary and
			Director



Dated:  July 18, 2002