Form 10QSB
period 2002-08-31
SURGE COMPONENTS INC
filed 2002-10-21
CIK 747540

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended August 31, 2002
                                         ---------------
[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act
          For the transition period from           to
                                         ----------  ---------------
Commission file number  0 - 14188
                        ---------

                          Surge Components, Inc.
-------------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)
         New York                                         11-2602030
----------------------------------------             ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

                   95 Jefryn Boulevard, Deer Park, NY 11729
----------------------------------------------------------------------------
                   (Address of principal executive offices)

                              (631) 595-1818
----------------------------------------------------------------------------
                        (Issuer's telephone number)


----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of October 15 , 2002: 8,752,926 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                            Index to Form 10-QSB

                      for the Period Ended  August 31, 2002

                                                                     Page
                                                                    ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

     Consolidated Balance Sheets	                               3 - 4

     Consolidated Statements of Operations and Comprehensive Loss      5

     Consolidated Statements of Cash Flows		               6

     Notes to Consolidated Financial Statements		               7 - 9

  Item 2.  Management's Discussion and Analysis or Plan of Operation.  10- 16

  Item 3. Controls and Procedures		                       17

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.	           		               18

  Item 6.  Exhibits and Reports on Form 8-K.	                       18

  Signatures	                                                       19

Certifications		                                               20


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    SURGE COMPONENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     	                      August 31, 	November 30,
	                                          2002             2001
                                               ----------      ------------

ASSETS
------
Current assets:

  Cash and equivalents	                       $1,528,940	$1,030,181
  Marketable securities - available for sale	  268,215	 1,176,534
  Accounts receivable (net of allowance for
   doubtful accounts of $40,335)	        1,674,208	 1,610,032
  Due under repurchase agreement	          217,125	 1,054,602
  Inventory, net		                1,977,984	 2,311,412
  Prepaid expenses and income taxes	          162,303	   142,454
                                               ----------       ----------

    Total current assets	                5,828,775	 7,325,215

Fixed assets - net of accumulated depreciation
  of $728,790 and $475,706	                1,249,317	 1,478,886

Other assets			                    5,179	     7,985
                                               ----------       ----------

    Total assets		               $7,083,271	$8,812,086
                                               ==========       ==========


 See accompanying notes to consolidated financial statements.

               SURGE COMPONENTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS



                                        	August 31, 	November 30,
	                                           2002	            2001
                                               -----------      ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Loan payable		                       $   282,605	$         --
  Accounts payable	                         1,989,467         2,315,760
  Accrued expenses and taxes	                   859,559	   1,113,479
                                               -----------      ------------

    Total current liabilities                    3,131,631	   3,429,239

Deferred rent			                    44,130            28,910
                                               -----------       -----------

    Total liabilities                   	 3,175,761	   3,458,149
                                               -----------       -----------

Minority interest		                    33,191                --
                                               -----------       -----------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value stock,
    1,000,000 shares authorized: Series A - 260,000
    shares authorized, none outstanding. Series B -
    200,000 shares authorized, none outstanding,
    non-voting, convertible, redeemable. Series C -
    100,000 shares authorized, 42,700 and 62,000
    shares issued and outstanding, redeemable,
    convertible, liquidation preference
    of $5 per share                                     43          	  62
Common stock - $.001 par value stock,
    25,000,000 shares authorized, 8,752,926 and
    9,022,448 shares issued and outstanding 	     8,754             9,023

Additional paid-in capital	                22,990,945	  23,080,835

Stock subscription receivable	                    (5,200)	      (9,200)
Accumulated other comprehensive loss-
   unrealized loss on marketable securities-
   available for sale	                           (16,490)	     (61,912)
Accumulated deficit	                       (19,103,733)	 (17,664,871)
                                               -----------       -----------

   Total shareholders' equity	                 3,874,319         5,353,937
                                               -----------       -----------

   Total liabilities and shareholders' equity $  7,083,271     $   8,812,086
                                              ============     =============

See accompanying notes to consolidated financial statements.
                                       4

                         SURGE COMPONENTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (UNAUDITED)


		                             Nine Months Ended		Three Months Ended
          		                        August 31,            	    August 31,
                                          2 0 0 2    2 0 0 1	      2 0 0 2	   2 0 0 1
                                          -------    -------          -------      -------
Net sales		              $ 8,362,575  $12,897,707	   $3,000,176	$2,943,668

Cost of goods sold	                6,149,170    9,137,403	    2,267,264	 1,719,909
                                      -----------  -----------     ----------   ----------

Gross profit	                        2,213,405    3,760,304	      732,912	 1,223,759
                                      -----------  -----------     ----------   ----------
Operating expenses:
  General and administrative expenses	2,556,379    5,032,290	      732,874	 1,387,132
  Selling and shipping expenses	          745,894      982,658	      261,589	   292,262
  Financial consulting fees	          268,850    2,170,838	           --	        --
  Provision for bad debts	            8,413      172,922	        8,413	        --
  Recovery on Global settlement	               --      (46,000)	           --	        --
  Loss on investment on MailEncrypt            --       607,188	           --	        --
                                      -----------   -----------    ----------   ----------

Total operating expenses	        3,579,536     8,919,896	    1,002,876	 1,679,394
                                      -----------   -----------    ----------   ----------

Loss from operations	               (1,366,131)   (5,159,592)     (269,964)	  (455,635)
                                      -----------   -----------    ----------   ----------

Other income and (expense):
  Other income	                              --      1,000,000	           --	        --
  Investment income	                   43,238       206,713	        7,862	    46,117
  Interest expense	                  (23,592)     (338,351)      (13,991)	  (223,942)
  Loss on sale of marketable securities   (81,282)	(43,372)	   --	    (3,520)
                                      -----------   -----------    ----------   ----------

  Total other income and (expense)        (61,636)	824,990	       (6,129)	  (181,345)
                                      -----------   -----------    ----------   ----------

                   		       (1,427,767)   (4,334,602)     (276,093)	  (636,980)
Minority interest	                     (544)	     --	         (544)          --
                                      -----------   -----------    ----------   ----------

Loss before income taxes	       (1,427,223)   (4,334,602)     (275,549)	  (636,980)

Income taxes	                           11,639	 23,821	        3,103	     8,121
                                      -----------   -----------    ----------   ----------

Net loss		               (1,438,862)   (4,358,423)     (278,652)	  (645,101)
Dividends on preferred stock	           26,175	     --	       10,675           --
                                      -----------   -----------    ----------   ----------

Net loss available to
 common shareholders                 $ (1,465,037)  $(4,358,423)  $  (289,327)	$ (645,101)
                                     ============   ===========   ===========   ==========

Other comprehensive loss:
  Net loss	                     $ (1,438,862)  $(4,358,423)  $  (278,652)	$ (645,101)
  Unrealized holding (loss) gain
   on securities arising during
   the period                             (45,422)	 22,644	        3,860	    17,522
  Reclassification adjustment-loss
    on sale of securities	           81,282	 43,372            --	     3,520
                                     ------------   -----------   -----------    ---------

     Total comprehensive loss	     $ (1,403,002)  $(4,292,407)  $  (274,792)	$ (624,059)
                                     ============   ===========   ===========   ==========

Weighted average shares outstanding
  Basic                     		8,881,298     7,020,385	    8,752,926	  7,654,845
  Diluted                         	8,881,298     7,020,385	    8,752,926	  7,654,845

Loss available to common
 shareholders, per share
  Basic	         	             $       (.16)  $      (.62)  $      (.03)	$      (.08)
  Diluted	                     $       (.16)  $      (.62)  $      (.03)	$      (.08)


See accompanying notes to consolidated financial statements.

                   SURGE COMPONENTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  	Nine Months Ended
                                	   August 31,

	                                 2 0 0 2	2 0 0 1
                                         -------        -------
                                         (Unaudited)    (Unaudited)

OPERATING ACTIVITIES:
  Net loss	                          $(1,438,862)   $(4,358,423)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
        Depreciation and amortization         253,084	     172,284
	Loss on sale of marketable
          securities                           81,282	      43,372
	Provision for bad debts	                   --	      10,000
	Amortization of financial
          consulting fees                          --	   2,170,838
	Loss on investment in MailEncrypt          --	     607,188
	Issuance of stock for services	           --	      28,125
	Minority interest	               33,191	          --
	Deferred rent	                       15,220	          --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable	                      (64,176)	   1,345,735
  Inventory	                              333,428	    (171,671)
  Prepaid expenses and other assets	      (17,043)	     578,776
  Accounts payable	                     (326,293)	      43,705
  Accrued expenses and taxes	             (312,947)       (84,686)
                                          -----------     ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES   (1,443,116)	     385,243
                                          -----------     ----------

INVESTING ACTIVITIES
  Collections of amounts due under
    repurchase agreement	              837,477	         --
  Purchase of marketable securities	      (28,132)	    (87,776)
  Acquisition of fixed assets	              (23,515)	 (1,241,669)
  Proceeds from sale of
    marketable securities                     900,590	  1,250,000
                                           ----------   -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES    1,686,420	    (79,445)
                                           ----------   -----------

FINANCING ACTIVITIES
  Collections from stock
     subscription receivable                    4,000	         --
  Repurchase of shares	                      (31,150)	         --
  Proceeds from exercise of stock options	   --	     36,238
  Proceeds from loans payable	              282,605	         --
  Purchase of treasury stock	                   --	   (650,000)
                                           ----------   -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES      255,455	   (613,762)
                                           ----------   -----------

NET CHANGE IN CASH 	                      498,759	   (307,964)

CASH AT BEGINNING OF PERIOD	            1,030,181	  2,906,446
                                           ----------   -----------

CASH AT END OF PERIOD	                   $1,528,940	$ 2,598,482
                                           ==========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid	                   $    9,527	$     8,375
                                           ==========   ===========
  Interest paid	                           $   23,418	$    25,844
                                           ==========   ===========
  Conversion of convertible debt
     into common stock	                   $       --	$ 7,000,000
                                           ==========   ===========
  Conversion of accrued interest
     into common stock	                   $       --	$   151,883
                                           ==========   ===========


See accompanying notes to consolidated financial statements.

             SURGE COMPONENTS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AUGUST 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Surge Components, Inc.("Surge"), Challenge/Surge, Inc. ("Challenge"), Superus Holdings, Inc. ("Superus"), Mail Acquisition Corp. ("Mail"), SolaWorks, Inc., Surge/Lelon LLP and Surge Components, Ltd. (collectively the "Company") contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2002 and the related statements of operations and comprehensive loss for the nine and three months ended August 31, 2002 and cash flows for the nine months ended August 31, 2002 and 2001.

The consolidated results of operations for the nine and three months ended August 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2001.

In July 2000, Surge entered into a joint venture agreement with Lelon Electronics Corp. (a supplier of component parts to Surge) to form Surge/Lelon LLP, a Delaware limited liability partnership. The Company has membership interests in the joint venture totaling 55%. Operations commenced in August 2002. These operations have been consolidated with those of the Company. The ownership of Lelon Electronics in this joint venture, totaling 45%, has been reported as a minority interest.

In May 2002, Surge and an officer of Surge have become sole owners of Surge Components, Limited, a Hong Kong corporation. Under current Hong Kong law, Surge Components, Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. Surge Components, Limited started doing business in July 2002. These operations have been consolidated with those of the Company.

NOTE 2 - SETTLEMENT AGREEMENT

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc.
and Kenneth Orr (collectively, the "Investors"), among other provisions, the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000 ($100,000 paid upon signing of the agreement and two payments of $62,500 due on July 1, 2002 (which was paid) and

              SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2002

NOTE 2 - SETTLEMENT AGREEMENT (CONTINUED)

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


NOTE 3 - DUE UNDER REPURCHASE AGREEMENT

In September 2001, the Company entered into an agreement with Maple Chase, Corp. ("Maple Chase"), a subsidiary of Invensys Plc pursuant to which the Company paid approximately $1,250,000 for certain inventory held by Maple Chase who agreed to repay the Company, in non-interest bearing installments over 12 months for such inventory (the "Repurchase Agreement"). For accounting purposes, the amount paid by the Company under the Repurchase Agreement is being treated as a one-year financing. As of August
31, 2002, the Company had received approximately $1,033,000.
In October 2002, the Company received the final scheduled payment of approximately $217,000.

NOTE 4 - REPURCHASE OF SHARES

In March 2002, the Company entered into agreements with two shareholders to settle a dispute as to the form of payment of interest on certain 12% Convertible Promissory Notes. The Company will pay these shareholders an aggregate of $32,854, of which $18,000 has been paid, in exchange for 17,522 shares of Surge common stock issued to them for converted interest.

NOTE 5 - PREFERRED DIVIDENDS

The dividends on the Non-Voting Redeemable Convertible Series C
Preferred Stock totaling $15,500 for the semiannual period ended December 31, 2001 have not been paid. The Company has accrued these dividends. Dividends on these shares for the semiannual period ended June 30, 2002 have not been declared. The Company has accrued dividends for the semiannual period ended June 30, 2002 totaling $10,675.

              SURGE COMPONENTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AUGUST 31, 2002


NOTE 6 - SEC INVESTIGATION

During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain potentially questionable payments of approximately $2,137,000 and $774,000, respectively. These payments are currently the subject of an investigation by the Securities and Exchange Commission. The recipient of these payments repaid $1,000,000 to the Company in the quarter ending May 31, 2001, which was included in other income.

In May 2001, the law firm Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, the Company was unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "potentially questionable payments". The Company has taken steps to ensure that such payments are not made in the future, including requiring that payments above $5,000 not be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000 and adopting a Code of Conduct. Except for proceedings relating to the SEC inquiry commenced in October 2001, the Company is not aware of any pending proceedings relating to the questionable payments. There can be no assurance that these potentially questionable payments and related investigation will not lead to other proceedings.


NOTE 7- LOAN PAYABLE

In July 2002, the Company obtained financing with an asset-based lender totaling $1,000,000. Borrowings under the financing agreement accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company will pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the loan account. The loan is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. The Company is currently in default of the tangible net worth financial covenant. The Company has obtained a waiver from the lender regarding its rights pertaining to the default for the quarter ended August 31, 2002.

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

Results of Operations

     Consolidated net sales for the nine months ended August 31, 2002 decreased by approximately $4,535,000, or 35%, to $8,363,000 as compared to consolidated net sales of $12,898,000 for the nine months ended August 31, 2001. Consolidated net sales for the three months ended August 31, 2002 increased by $57,000, or 2%, to $3,000,000 as compared to consolidated net sales of $2,944,000 for the three months ended August 31, 2001.

     The net sales for the nine months ended August 31, 2002 for Surge exclusive of our Challenge subsidiary decreased by approximately $1,207,000, or 18%, when compared to Surge's net sales for the nine months ended August 31, 2001. Net sales for the three months ended August 31, 2002 for Surge decreased by $64,000, or 4%, when compared to the three months ended August 31, 2001. The Company had lower sales during the current nine and three month periods as a result of a slowdown in the electronics industry.

     Net sales for the nine months ended August 31, 2002 for Challenge decreased by approximately $3,328,000, or 54%, when compared to the nine months ended August 31, 2001. Net sales for the three months ended August 31, 2002 for Challenge increased by $121,000, or 14%, when compared to the three months ended August 31, 2001. Challenge continues to experience depressed sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to adversely affect Challenge's sales for at least the remainder of calendar year 2002. Any future improvements in sales and possible profitability are expected to be based on future demand and supply for Challenge's product mix.

     Our gross profit for the nine months ended August 31, 2002 decreased by approximately $1,547,000, or 41%, as compared to the nine months ended August 31, 2001. Our gross profit for the three months ended August 31, 2002 decreased by approximately $491,000, or 40%, as compared to the three months ended August 31, 2001. Gross profits as a percentage of net sales decreased to approximately 26% in the nine months ended August 31, 2002 from approximately 29% in the nine months ended August 31, 2001. The decrease in our gross profit was a result of decreased sales from the economic slowdown of electronic components. The decrease in gross profit percentage is due to industry pricing pressures requiring us to lower our prices.

     General and administrative expenses for the nine months ended August 31, 2002 decreased by approximately $2,476,000, or 49%, as compared to the nine months ended August 31, 2001. For the three months ended August 31, 2002, general and administrative expenses decreased by approximately $654,000, or 47%, as compared to the three months ended August 31, 2001. The decrease is primarily due to costs associated with funding the operations of MailEncrypt, which was unwound during the fourth quarter of the fiscal year ended November 30, 2001, and overhead attributable to Superus, which was inactive since the second quarter of 2001 and has subsequently filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. Superus incurred approximately $1,495,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for the nine month period ended August 31, 2001.

     Selling and shipping expenses for the nine months ended
August 31, 2002, decreased by approximately $237,000, or 24%, as compared to the nine months ended August 31, 2001. For the three months ended August 31, 2002, selling and shipping expenses decreased by approximately $31,000, or 11%, as compared to the three months ended August 31, 2001. This decrease primarily is due to the decreased sales commissions resulting from lower sales in the current fiscal year.

     Financial consulting fees for the nine months ended August 31, 2001 were approximately $2,171,000, representing the cost of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. During the nine months ended August 31, 2002, the Company paid $75,000 to an investment banker for work performed during the second fiscal quarter. Also in April
2002, the Company entered into a settlement with an investment banker, as more fully explained below in the Liquidity and Capital Resources section.

     Investment income decreased by approximately $163,000, or 79%, for the nine months ended August 31, 2002, as compared to the nine months ended August 31,2001. Investment income decreased by approximately $38,000, or 83%, for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

     Interest expense decreased approximately $315,000 or 93% for the nine months ended August 31, 2002 as compared to the nine months ended
August 31, 2001. Investment expense decreased by approximately
$210,000, or 94%, for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001. This decrease primarily is related to our conversion of our private placement notes as of December 31, 2000. In July 2001, in order to avoid disputes, we decided to accrue additional interest on the convertible notes through the dates the notes were converted. Previously interest was accrued only to December 31, 2000.

     As a result of the foregoing, the Company on a consolidated basis had a net loss of approximately $1,439,000 for the nine months ended August 31, 2002, or $(.16) per share,as compared to approximately
$4,358,000 for the nine months ended August 31, 2001, or $(.62) per share. The Company had a consolidated net loss of approximately
$279,000 for the three months ended August 31, 2002, as compared to consolidated net loss of approximately $645,000 for the three months ended August 31, 2001.

Liquidity and Capital Resources

     Working capital decreased by $1,199,000 during the nine months ended August 31, 2002 from $3,896,000 at November 30, 2001, to $2,697,000, at August 31, 2002. This decrease resulted primarily from the decrease in marketable securities, inventory and amounts due under a repurchase agreement as partially offset by a decrease in accounts payable and accrued expenses. Our current ratio decreased from 2.1:1 at November 30, 2001, to 1.9:1 at August 31, 2002. Inventory turned
2.8 times during the nine months ended August 31, 2002 as compared to 2.9 times during the nine months ended August 31, 2001. The average number of days to collect receivables increased from 50 days to 54 days.

     In July 2002, the Company entered into a financing agreement with an asset-based lender providing for borrowing up to $1,000,000
(the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%.
The Company will pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. We are currently in default of the tangible net worth financial covenant. We obtained a waiver from the lender regarding its rights pertaining to the default for the quarter ended
August 31, 2002.

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

     During the nine months ended August 31, 2002, we had net cash used in operating activities of approximately $1,443,000 as compared to net cash provided by operating activities of approximately $385,000 in the nine months ended August 31, 2001. The increase in cash used in operating activities resulted from the Company's net loss, a decrease in accrued expenses and accounts payable and an increase in prepaid expenses and income taxes, partially offset by a decrease in accounts receivable and inventory.

     We had net cash provided by investing activities of approximately $1,686,000 for the nine months ended August 31, 2002, as compared to $79,000 used in investing activities for the nine months ended August 31, 2001. The net cash provided by investing activities during the nine months ended August 31, 2002 resulted primarily from the sale of marketable securities and collection of amounts due under a repurchase agreement ($837,000).

     We anticipate that in the ordinary course of business our current cash position, marketable securities available for sale and our asset based financing will be sufficient to meet our current financial requirements over the next twelve months.

     We had net cash provided by financing activities of approximately $255,000 for the nine months ended August 31, 2002, as compared to net cash used in financing activities of approximately $614,000 for the nine months ended August 31, 2001. The cash provided by financing activities during the nine months ended August 31, 2002 was primarily a result of borrowing funds under the credit line. The cash used in financing activities during the nine months ended August 31, 2001 was a result of the proceeds from the exercise of stock options and the Company purchasing treasury stock.

     As a result of the foregoing, the Company had a net increase in cash and equivalents of approximately $499,000 during the nine months ended August 31, 2002, as compared to a net decrease in cash and equivalents of approximately
$308,000 for the nine months ended August 31, 2001.

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

     In July 2000, Surge entered into a joint venture agreement with Lelon Electronics Corp. (a supplier of component parts to Surge) to form Surge/Lelon LLP, a Delaware limited liability partnership.
The Company has membership interests in the joint venture totaling 55%. Operations commenced operations in August 2002. These operations have been consolidated with those of the Company. The ownership of Lelon Electronics in this joint venture, totaling 45%, has been reported as a minority interest.

     In May 2002, Surge and an officer of Surge have become sole owners of Surge Components, Limited, a Hong Kong corporation.
As of May 31, 2002, there has been no activity in Surge Components, Limited. Under current Hong Kong law, Surge Components, Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. Operations commenced in July 2002.
These operations have been consolidated with those of the Company.

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

     Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier.
The Company, at August 31, 2002, has a reserve against slow moving and obsolete inventory of approximately $1,032,000.

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

Item 3.      Controls and Procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer,of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act
Rule 13a-14. Based upon the evaluation, the Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     As disclosed in our public filings and in Note 6 to the financial statements contained in this Quarterly Report, there have been certain potentially questionable payments, which led to the delisting of the Company's stock from Nasdaq and which are currently the subject of an informal inquiry by the Securities and Exchange Commission which began in October 2001. There can be no assurance that the potentially questionable payments and related investigations will not lead to any other proceedings and we have not received any threats of litigation related to such events.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

   3.1 Certificate of Incorporation of the Company, as amended.  (1)

   3.2  By-Laws of the Company. (1)

  10.1 Financing Agreement, dated July 2, 2002, by and among Surge Components, Inc. and Rosenthal & Rosenthal, Inc.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------
     (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No 333-630 NY) declared effective by the Securities and Exchange Commission on July 31, 1996.

(b)	Reports on Form 8-K.   None.

                                SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		SURGE COMPONENTS, INC.

		By:/s/ Steven J Lubman
                   -------------------
                   Steven J. Lubman
		   Vice President, Secretary
		   and Director
                  (Principal Financial Officer)

Dated:  October 21, 2002

                By:/s/ Ira Levy
                   --------------------
                   Ira Levy
	           Chief Executive Officer,
	           President and Director
                  (Principal Executive Officer)


Dated:  October 21, 2002

                      CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	I, Ira Levy, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Surge
Components, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	(a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. 	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	(a) 	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process,summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. 	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 21, 2002
                                        /s/Ira Levy
                                        -------------------
                                        Name:  Ira Levy
                                        Title: Chief Executive Officer and
                                          Chief Financial Officer
                                        (Principal Executive Officer
                                          and Principal Financial Officer)