Form 10KSB
period 2002-11-30
SURGE COMPONENTS INC
filed 2003-03-17
CIK 747540

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549
                             FORM 10-KSB


[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

          For the fiscal year ended November 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ________ to _________

    Commission file number:   0-14188

                    SURGE COMPONENTS, INC.
        (Name of small business issuer in its charter)

           New York                           11-2602030
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

95 East Jefryn Boulevard, Deer Park, New York     11729
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (631) 595-1818

Securities  registered under Section 12(b) of the  Exchange  Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common  Stock,  par  value $.001 per share;  Redeemable  Class  A
Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]
State  issuer's  net  revenues for its most recent  fiscal  year:
$10,917,439.

The aggregate market value of the 7,404,025 shares of common stock held by non-affiliates (all shareholders other than officers, directors and 5% or greater shareholders) of the registrant was $518,282, as of March 11, 2003, based on the last sale price of the registrant's common stock on such date of $.07 per share, quoted on the over-the-counter "pink sheets" maintained by Pink Sheets LLC.

There were a total of 8,743,326 shares of the registrant's common stock outstanding as of March 11, 2003.

The Proxy Statement of the registrant to be filed on or before March 30, 2003 is incorporated herein by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]







                            PART I


     Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our" and "our company" refer to Surge Components, Inc. ("Surge") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc. ("Challenge"), Superus Holdings, Inc. ("Superus") Surge Components, Limited ("Surge Limited") and Surge Acquisition Corporation, as well as the majority owned joint venture Surge/Lelon LLC.


Introductory Comment - Forward-Looking Statements.

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

     o    our business strategies and future plans of operations,

     o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

      o political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials including the current threat of war with Iraq,
     o the market acceptance and amount of sales of our products and services,

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

     o    our historical losses,

       o the competitive environment within the electronic components industry,

      o our ability to raise additional capital, if and as needed,

       o the cost-effectiveness of our product development activities,

      o the effect of our non compliance with the tangible net worth covenant of our loan agreement with out principal lender,

      o the effect of the delisting of our common stock, par value $.001 per share (the "Common Shares") from The NASDAQ Stock
Market  and the proposed delisting of our Common Shares from  The
Boston Stock Exchange,

      o the extent of any further investigations or proceedings with respect to certain potentially questionable payments made by Surge during its fiscal year ended November 30, 2000 ("Fiscal
2000") and its quarter ended February 28, 2001, and

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

Business Development

     Surge was incorporated under the laws of the State of New York on November 24, 1981. Surge, a supplier of electronic products and components, completed an initial public offering of its securities in 1984 and a second offering of its securities in August 1996. Challenge, a wholly owned subsidiary of Surge, a broker and distributor of electronic components, is a New York corporation formed in 1988. Superus, a Delaware corporation, was formed in March 2000 to ultimately become our Delaware parent holding company through the proposed merger of Surge with and into Superus, which we determined not to proceed with. Superus is currently inactive and has filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The Company is currently waiting for the Bankruptcy Court to discharge the case.

     In May 2002, Surge and an officer of Surge became sole owners of Surge Components, Limited ("Surge Limited"), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and an officer of Surge owns one share of the outstanding common stock. The officer of Surge has assigned his rights regarding his one share to Surge. Surge Limited started doing business in July 2002. The Company has opened this office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. The Company expects that this office will strengthen its global capabilities and service to its customer base.

     Surge's and Challenge's principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729;
and the telephone number is (631) 595-1818.

Business of Our Company

     Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. Surge's products are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. Surge's products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of Surge's product lines, who resell these products within their customer base.

     Surge's products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. Surge does not have any binding long-term supply, distribution or franchise agreements with its manufacturers. Surge acts as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for many of its manufacturers pursuant to oral agreements. In addition, in December 2000, Surge launched a joint-venture limited liability company with Lelon Electronics Corporation ("Lelon"), a Taiwan corporation, whereby the joint venture will act as sales and marketing agent in North America for all Lelon products utilizing Surge's existing organization and resources. The joint venture commenced operations in August 2002. The Company established this joint venture to become the direct sales and marketing office for Lelon, as opposed to previous operations as a master distributor for Lelon products. The Company expects that this change will give greater comfort to the customers that they are now dealing with the manufacturer and not the middle man. Therefore, because of the additional customer confidence and closer cooperation and support from Lelon, the Company expects that this will result in additional business for the Company.

     Challenge engages in the electronic components and products broker distribution business. Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge purchases these components and products in the open market on the best available terms and generally keeps inventories of these products. Challenge's revenues are principally derived from the mark-up on the sale of these products. During the latter part of 1999, Challenge began selling new product lines which required maintaining higher inventory levels for these speaker, fan and buzzer products. Challenge expects increased sales of these new product lines in the current year. Challenge has added sales representative organizations throughout the United States, as well as some distributors, to help develop the market for this line of products. Challenge has its own sales and marketing channels, but generally shares management and facilities with Surge.

     We have achieved consolidated net sales during the last three years of approximately $10,917,000 in our fiscal year ended November 30, 2002 ("Fiscal 2002"), $15,723,000 in our fiscal year ended November 30, 2001 ("Fiscal 2001") and $36,555,000 in Fiscal 2000. The net sales for Challenge decreased to $3,722,200 in Fiscal 2002 from $7,239,000 in Fiscal 2001. This decrease was primarily attributable to the continued economic effect of the slowdown of sales of certain electronic components during Fiscal 2002 in the market in which Challenge primarily operates. Challenge expects to continue to see depressed sales for at least the first half of Fiscal 2003, which ends on November 30, 2003 ("Fiscal 2003"), due to the continued slowdown in manufacturing among certain of Challenge's customers. This is expected to continue to adversely affect sales and profits until demand for these particular products exceeds supply, which may or may not occur in Fiscal 2003 or thereafter.

     The electronic components industry has been characterized by intense price cutting which could materially adversely affect our future operating results. Due to our limited financial resources, anticipated expenses and the highly competitive environment in which we operate, there can be no assurance that we will obtain revenue growth or sustain our current levels of revenue in the future or that our future operations will become profitable. We expect to continue to incur operating losses at least for the first half of Fiscal 2003.

     In the past few years, we expanded our operations through the opening of additional sales/stocking offices, the expansion of our headquarters office and warehouse facility and the increase of our inventories. In April 2001, we relocated Surge's and Challenge's office and warehouse facilities to a new location in the same local area as our facility and increased the total square footage for their facility from approximately 7,500 square feet to approximately 23,000 square feet. In order for us to grow, we will depend on, among other things, the restored growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

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

      The industry is also experiencing a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia to benefit from this low cost labor region using their own factory or a subcontractor. Surge responded to this trend by setting up a Hong Kong corporation, Surge Components, Limited. and hiring sales staff to better position the Company in the Asian markets.
Products

     Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories--capacitors and discrete components. For Fiscal 2002 and Fiscal 2001, capacitors accounted for approximately 93% and 90% of Surge's sales, respectively. Discrete components accounted for Surge's remaining sales in Fiscal 2002 and Fiscal 2001. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by Surge under the Surge name or by Challenge are set forth below.

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

     New Products. We periodically introduce new products which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other of our products and will further provide a one-stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. We are currently marketing surface mount rectifiers which are used in miniature or compact products such as cellular telephones and pagers. These new products include fuses, printed circuit boards and switches. All products are available in traditional leaded as well as surface mount (chip) versions.

     Inventory

     In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a three to four month inventory on certain products in high demand for distributors and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. Although the number of components and products will continue to increase as we continue to increase our inventories, we plan to generally maintain a two to four month inventory. Our products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2002, Surge and Challenge maintained an inventory valued at $1,163,268 and $957,930, respectively. Our inventories for Surge and Challenge at November 30, 2001 were valued at $1,154,161 and $1,157,252, respectively.

     As a result of our strategic inventory purchasing policies, under which we obtain preferential pricing, we generally waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected.

     Challenge is in the broker distribution business and fills orders from customers which need electronic components and products that are not readily available from their suppliers. Throughout Fiscal 2002, there was an excess of electronics products in the United States markets. The excess of electronics products resulted in decreased business among broker distributors. The continued decrease in Challenge's broker distribution business is reflected in the decrease in net sales from approximately $7,239,000 in Fiscal 2001 to $3,722,000 in Fiscal 2002. Challenge has obtained and is seeking to obtain additional product rights to certain brand name product lines and establish direct relationships with those manufacturers for the audible products and fans.

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

     Product Availability

     Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2002 and Fiscal 2001, Challenge purchased approximately 74% and 51%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2002, those foreign manufactured products were supplied from manufacturers in Taiwan (47%), Hong Kong (18%), elsewhere in Asia (21%) and overseas outside of Asia (2%). Surge purchases its products from approximately thirteen different manufacturers, for many of which we act as exclusive sales agent in North America based on an oral agreement.

     In December 2000, Surge launched a joint-venture limited liability company with Lelon, a Taiwan corporation, whereby the joint venture acts as sales and marketing agent in North America for all Lelon products. Lelon, in business since 1976 and publicly-traded in Taiwan, is a world-class manufacturer of aluminum electrolytic capacitors and has been supplying products to Surge for over ten years on a master distributor basis. The newly formed company is operating under the name of Surge/Lelon, LLP and markets and sells the full range of product offerings in North America that are currently manufactured under the Lelon name. As a result of the synergies created by Surge/Lelon, we have increased the addressable market and breadth of our product offerings, and also share in revenue from all North American sales with Lelon and also from all North American joint-venture sales. Surge/Lelon is operating from our existing location in Deer Park, NY, and is headed by Ira Levy, Surge's President.

     Most of the facilities which manufacture products for Surge have obtained or have applied for the International Quality Standard ISO 9002 certification. We predominantly purchase our products in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. In all cases but Lelon, the products are manufactured to our order with the "Surge" logo and label. Surge is continually building relationships with suppliers and from time to time adds new suppliers when needed. Surge's relationships with many of its suppliers date back to the commencement of our import operations in 1983.

     We have established payment terms with our manufacturers of between 30 and 60 day open account terms.

     We do not have any written long-term supply, distribution or franchise agreements with any of our manufacturers, other than Surge/Lelon. We act as the exclusive sales agent in North America for many of our manufacturers, pursuant to oral agreements. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

      For Fiscal 2002 and Fiscal 2001, DB Products accounted  for
11% for both fiscal years and Lelon accounted for 36% and 29%, for Fiscal 2002 and Fiscal 2001, respectively, of Surge's consolidated purchases.

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

     The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our inventory and our relationships with our manufacturers, we have been able to mitigate the negotiations affect of any of these shortages in components. However, should there be shortages in the future, such shortages could have both a beneficial or an adverse effect upon our business. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices.
     Marketing and Sales

     Surge's sales efforts are directed towards OEM customers in numerous industries where our products have wide application. Surge currently employs twelve sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships. Our executive officers also devote a significant amount of time to developing and maintaining continuing relations with our key customers.

      We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2002, we had representation agreements with
approximately   20  sales  representative  organizations.   Sales
representative  organizations, which  are  generally  paid  a  5%
commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with our products. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

     We engage independent sales representative organizations in various regions throughout the world for marketing to OEM customers and distributors. Sales by the independent sales representative organization Win-Cor Electronics Sales Corp. in the New York metropolitan area represented 15% of Surge's sales in Fiscal 2002 and 18% in Fiscal 2001.

      We have initiated a formal national distribution program to attract more distributors to promote our products. We have a National Distribution Manager to develop and manage this program. We expect this market segment to contribute significantly to our sales growth over time.

      Many OEMs require their suppliers to have a local presence and Surge's network of independent sales representatives are responsive to these needs. In this regard, in order to service the growing importance of the electronics community, Surge has a quality support/engineering location and a sales location in California. Surge also opened a contracted warehouse space in Phoenix, Arizona to stock products for customers in the western region. Surge pays for this space on a monthly basis. Surge also has a marketing office in Taiwan that provides marketing and customer service for the Asian market. The cost and related expenses of this office have been minimal since Surge is utilizing the same office space used by one of its supplier management groups. Surge formed a Hong Kong corporation, Surge Components, Limited and hired a regional sales manager to service the Hong Kong/Greater China region customers.

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

     Customers

      Our products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment and household appliances industries. We request our distributors to provide point of sales reporting which enables us to gain knowledge of the breakdown of industries into which our products are sold. For Fiscal 2002, one customer accounted for 14% of Surge's consolidated net sales. The same customer accounted for 9% of Surge's consolidated net sales in Fiscal 2001. For Fiscal 2001, a Challenge customer, Millennium Components, a company owned by a non-officer/director employee of Challenge, accounted for 10% of Surge's consolidated net sales. Millennium in Fiscal 2002, accounted for less than 1% of Surge's consolidated net sales. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

     Competition

      We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition, in both our selling efforts and purchasing efforts, from the many companies that manufacture or distribute electronic components. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata and Kemet. Our principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Microsemi Corp., Diodes, Inc. and Samsung. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. We are finding increased competition from manufacturers located in Asia due to the increased globalization nature of the business. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

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

     Management Information Systems

      We have made an investment in computer hardware and software. Our management information systems consultants are responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. All sales personnel of Surge are equipped with computer terminals to assist in providing up-to-date reliable information to customers. Surge's purchasing department manages our inventory on a real time computer system offering the sales and accounting departments complete knowledge regarding inventory availability, income and expense levels, sales and product line information. Management also analyzes various reports, including product, profit, and sales trends using our computer system. We intend to continually evaluate and upgrade our IBM-compatible computer system as our requirements evolve.

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



     Patents, Trademarks and Proprietary Information

      The Company has registered the logo for "Surge" and the phrase "quality on board & design" as trademarks with the United
States Patent and Trademark Office.

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

     Backlog

      As of November 30, 2002, our backlog was approximately $4,892,000, as compared with $5,076,000 at November 30, 2001.
Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

     Employees

      As of November 30, 2002, Surge and Challenge employed 24 persons, two of whom are employed in executive capacities, eight are engaged in sales, one in engineering, three in purchasing, three are engaged in administrative capacities, two are in customer service, two are in accounting and three are in warehousing. As of November 30, 2002, Superus had no employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.



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

      We had a net loss of $1,740,000 in Fiscal 2002 and $6,111,000 in Fiscal 2001. Given our historical losses there can be no assurance we will be able to become profitable in the future. The electronics and semiconductor industries have been characterized by intense price cutting which could materially adversely affect our future operating results. Given our limited financial resources, anticipated expenses and legal fees and the highly competitive environment in which we operate, there can be no assurance that we will be able to achieve revenue growth in the future or that our future operations will become profitable.

     We may need additional financing to operate profitably.

     We  expanded  our  facilities to  achieve  growth  primarily through  the  increased penetration of the OEM  and  distribution market, the introduction of new products and the upgrade of existing product lines. We expect to continue to incur significant operating costs. These costs consist principally of payroll, marketing and facilities related charges. Our future profitability depends on increased future sales. In the event that future sales levels do not increase or in the event that we are unable to obtain such additional financing as it becomes necessary, we will not be able to achieve all of our business plans and our business could be materially adversely affected.

     We may be adversely affected by a continued downturn in our industry and the economy in general.

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

     Surge conducts business in the highly competitive electronic components industry. We expect this industry to remain competitive. Throughout Fiscal 2002 and Fiscal 2001, there was an excess of electronics products of the type the Company markets, available in the markets in which we seek to participate.

     If we fail to attract and retain employees, our growth would be limited and our business may be adversely affected.

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

     From time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer groups. The fact that we generate and receive data from many sources increases the uncertainty of the regulatory environment. As a result, there are many ways both domestic and foreign governments might attempt to regulate our use of our data. Any such restrictions could have a material adverse effect on our business. The services we offer outside the United States may be subject to foreign regulations including:

         o     advertising content;

         o     promotions of financial products;

          o activities requiring customers to send money with mail orders; and

          o the maintenance and use of customer data held on databases.

     We    lack   written   long-term   supply   contracts   with
manufacturers and depend on a limited number of suppliers.

       Surge does not have any written long-term supply, distribution or franchise agreements with any of its manufacturers. We act as the exclusive sales agent in North America for many of our manufacturers, pursuant to oral agreements. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long-term contracts, we may not be able to maintain these relationships. For Fiscal 2002, two suppliers accounted for in excess of 10% of our net purchases. Purchases from these two suppliers in Fiscal 2002 were approximately $3,365,000. While we believe that there are alternative semiconductor and capacitor manufacturers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would most likely have a material adverse effect on our business and results of operations.

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

     We depend on certain customers.

      For Fiscal 2002, approximately 14% of our net sales were derived from one customer. For Fiscal 2001, approximately 10% of our net sales were derived from Millennium Components, a related party. During Fiscal 2002, this customer accounted for less than 1% of our net sales. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

      Approximately 88% of the total goods which we purchased in Fiscal 2002 were manufactured in foreign countries, with the majority purchased in Taiwan (47%), China (6%), Hong Kong (18%), Japan (4%), other Asia countries (11%) and overseas outside of Asia (2%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. In addition, the current economic conditions in Southeast Asia may severely impact our business.

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

     The electronics industry is currently being affected and has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of capacitors and semiconductors. In addition, the life-
cycle of existing electronic products and the timing of new product developments and introductions can affect demand for semiconductor components. Any further downturns in the electronics distribution industry could adversely affect our business and results of operations.

     We do not have any registered patents or copyrights.

      We do not have any patents or copyrights registered in the United States Patent and Trademark Office or in any state. We rely on the know-how, experience and capabilities of our management personnel. Therefore, without patent and copyright protection, we have no protection from other parties attempting to offer similar services.

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

     We may be subject to further investigations or proceedings due to the potentially questionable payments.

     As we have previously disclosed, there have been certain potentially questionable payments which are currently the subject of an inquiry by the Securities and Exchange Commission (the "SEC"). We have taken steps to ensure that no such payments are made in the future, including requiring that no payments above $5,000 be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and audit committee members, as soon as feasible, a controller and chief financial officer. However, there can be no assurance that the potentially questionable payments and related investigations will not lead to any other proceedings. Any proceeding or litigation related to such events could adversely affect our business and results of operations. We have had no contact with the SEC since March 2002.

     The delisting of our Common Shares from NASDAQ and proposed delisting from The Boston Stock Exchange could adversely affect us.

     Our Common Shares were delisted from The NASDAQ Stock Market effective November 30, 2001, we have filed an Application for Withdrawal from Listing of Securities from the Boston Stock Exchange, and currently our Common Shares trade on the over-the-counter Pink Sheets maintained by Pink Sheets LLC. The effects of delisting include more limited information as to the market prices of our Common Shares, less liquidity for the Common Shares and limited news coverage of us. Our delisting may restrict investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.

      Our non compliance with the tangible net worth covenant of our loan agreement with our principal lender could adversely affect us.

     In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% per annum (6.75% at November 30, 2002). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily outstanding balance under the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. During Fiscal 2002, we were not in compliance with the tangible net worth financial covenant. On August 31, 2002, we were not in compliance with the tangible net worth covenant but received a waiver from the Lender. On November 30, 2002, we were not in compliance with the tangible net worth covenant. We anticipate continuing to not be in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at anytime and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise any of such rights, if it did so at an inopportune time for the Company, it could result in a severe liquidity crisis for the Company.

Item 2.  Description of Property.

     Surge and Challenge each lease their current executive offices and warehouse facilities, located at 95 Jefryn Boulevard, Deer Park, New York, 11729, at an aggregate annual rental for each of Surge and Challenge of $207,610 during 2002. The Lessor is Great American Realty of 95 Jefryn Blvd., LLC ("Great
American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its directors, Mark Siegel. These leases expire on September 30, 2010. Each lease is subject to a 3% annual increase. Each tenant occupies approximately 11,625 square feet of office space and warehouse space.

Item 3.  Legal Proceedings.

      By letters dated October 9, 2001 and January 17, 2002, we were contacted by the SEC regarding the potentially questionable payments previously disclosed, in which we were requested to voluntarily furnish various documents. By letters dated October 23, 2001 and November 28, 2001, we voluntarily responded and provided the SEC with such documents. On March 13, 2002, we provided a supplemental response to the SEC. We have not had any contact with, or received any letters from, the SEC concerning this matter since March 2002.

      By letter dated June 20, 2001 we were contacted by NASDAQ regarding these potentially questionable payments. By letter dated August 6, 2001 we were contacted by NASDAQ regarding its determination to delist the Company's securities from NASDAQ and advising us that we may appeal such determination pursuant to a hearing request. We appealed such determination. By letter dated August 14, 2001, NASDAQ formally notified us that our request for continued listing on the NASDAQ SmallCap Market would be considered at an oral hearing and requested various documents. The hearing was held on September 28, 2001 before a NASDAQ Listing Qualifications Panel. By letter dated November 29, 2001, NASDAQ informed us that pursuant to the September 28, 2001 hearing, it had determined that the Company's securities would be delisted on November 30, 2001, based on public interest concerns related to the potentially questionable payments and additionally for the failure of certain of our officers and directors to submit to an interview by NASDAQ regarding these payments.

      On  or  about  March  8, 2002, Superus  filed  a  voluntary petition  seeking  relief under Chapter 7 of  the  United  States
Bankruptcy Code (the "Code") (Title 11) in the United States Bankruptcy Court for the District of Delaware. A trustee was appointed in the case and he held a meeting of creditors as required by the Code. On June 18, 2002, the trustee filed his report with the Court stating that the case was a no asset case that had been fully administered and requesting that it be discharged. The Court has not yet approved the trustee's report or closed the case. There have been no objections filed to the report.

      On March 7, 2003 we filed with the SEC and the Boston Stock Exchange (the "BSE") an Application for Withdrawal from Listing of Securities from the BSE. This was due to the low trading volume of our Common Stock and Purchase Warrants and our failure to meet the minimum public float requirements of the BSE.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the year ended November 30, 2002.


                             PART II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
Matters.

(a)  Market Information

     On November 30, 2001, our Common Shares were delisted from the NASDAQ SmallCap Market. Since such date, our Common Shares have been quoted on The Boston Stock Exchange and the over-the-counter "pink sheets" maintained by Pink Sheets LLC (formerly the National Quotation Bureau), under the symbol "SPRS". In March 2003, the Company elected to voluntarily delist its common stock from listing on the Boston Stock Exchange.

      The following tables set forth the range of high and low prices for our common stock for the periods indicated as derived from reports furnished by The NASDAQ Stock Market and Pink Sheets LLC. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions:


                                            High          Low
                                           ------        ------

               Fiscal 2001:
               -----------


     Quarter Ended February 28, 2001        3.125         1.594
     Quarter Ended May 31, 2001             2.000         0.750
     Quarter Ended August 31, 2001          1.000         0.130
     Quarter Ended November 30, 2001        0.229         0.100


                                            High          Low

               Fiscal 2002:
               -----------

     Quarter Ended February 28, 2002        0.08          0.04
     Quarter Ended May 31, 2002             0.08          0.05
     Quarter Ended August 31, 2002          0.05          0.04
     Quarter Ended November 30, 2002        0.17          0.03


               Fiscal 2003:
               -----------

     Quarter Ended February 28, 2003        0.15          0.05


     On March 11, 2003, the closing price of our Common Shares as reported by the Pink Sheets was $.07. As of March 11, 2003, (i) we had 269 holders of record of our Common Shares, (ii) 8,743,326 Common Shares were outstanding, (iii) 42,700 shares of our Series C preferred stock were outstanding, and (iv) 427,000 Common Shares were reserved for issuance upon conversion of our Series C preferred stock.

     Dividends and Dividend Policy

      We have not paid any cash dividends on our Common Shares during the last two fiscal years and we do not anticipate paying any dividends on our Common Shares in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In addition, we are required to give preference in any declaration and payment of dividends to the Series C preferred stock. Series C preferred stock requires an annual dividend payment of $.50 per share, or currently $21,350 in the aggregate. We paid no dividends to Series C preferred stockholders during Fiscal 2002.


Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans.

      The following table includes information as of November 30, 2002 for Surge's compensation plans under which equity securities of Surge are authorized for issuance, aggregated as follows:


              Equity Compensation Plan Information
____________________________________________________________________
                     (a)                 (b)              (c)
____________________________________________________________________

Plan category    Number of        Weighted-average     Number of
                 Securities to    exercise price of    securities
                 be issued        outstanding          remaining
                 upon exercise    options, warrants    available for
                 of outstanding   and rights           future
                 options,                              issuance
                 warrants                              under equity
                 and rights                            compensation
                                                       plans
                                                       (excluding
                                                       securities
                                                       reflected in
                                                       column (a))
____________________________________________________________________
Equity
compensation
plans approved
by security
holders
     Surge            685,500        $1.99                 16,000
     Superus        2,850,000        $2.96             12,420,000
____________________________________________________________________
Equity
compensation
plans not
approved
by security
holders
     Surge          9,670,000        $2.13                   -
____________________________________________________________________
Total              13,205,500        $2.30              1,258,000
____________________________________________________________________



Item   6.  Management's  Discussion  and  Analysis  or  Plan   of
Operation.

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

      Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. The Company, at November 30, 2002, has a reserve against slow moving and obsolete inventory of approximately $1,051,000.

     The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured. The Company has provided for a valuation allowance totaling approximately $7,461,000.

      Current accounting guidance allows for several options in the reporting of stock options granted to employees or directors as compensation. The Company has adopted the disclosure only provisions of SFAS Number 123, "Accounting for Stock-Based Compensation." Under these provisions, the Company has not provided for a charge for compensation in its statements of operations related to the granting of options to its employees and directors. Had the fair-value method been applied, the Company's income would have been approximately $748,000 less in Fiscal 2001. No such options were granted during Fiscal 2002.

Results of Operations

       Consolidated net sales for Fiscal 2002 decreased by approximately $4,805,000, or 31%, to $10,917,000 as compared to net sales of $15,723,000 for Fiscal 2001. The net sales for
Fiscal 2002 for Surge without Challenge, its principal subsidiary, decreased by approximately $1,288,000, or 16% when compared to Fiscal 2001. The Company had lower sales during the current year as a result of a continued slowdown in the electronics industry, as described more fully below.

     The net sales for the Fiscal 2002 for Challenge decreased by approximately $3,517,000, or 49% when compared to Fiscal 2001. Challenge continues to experience depressed sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to adversely affect Challenge's sales for at least the first half of Fiscal 2003. Any future improvements in sales (and possible profitability) are expected to be based on future demand and supply for Challenge's product mix.

     The semiconductor industry has historically experienced wide fluctuations in the supply and demand of semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. The supply currently far exceeds the demand and resulted in declining average selling prices for our products as companies seek to sell their inventories. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase sales volume of existing products and to successfully introduce and sell new products.

     While we cannot predict future performance, we believe considerable opportunities exist for growth in the United States and Asia. We are continually looking into new product lines and products.

      Our gross profit for Fiscal 2002 decreased by approximately $789,000, or 21%, as compared to Fiscal 2001. Gross margin as a percentage of net sales increased to 27% in Fiscal 2002 compared to 24% for Fiscal 2001. The decrease in our gross profit was a result of decreased sales from the economic slowdown of electronic components and industry pricing pressures requiring us to lower our prices. The gross profit percentage for Fiscal 2001 was affected adversely by the creation of a reserve against slow moving and obsolete inventory of approximately $1,032,000. This reserve was caused as the result of surplus inventories and pricing pressures in our industry. Additional reserves totaling approximately 19,000 were added during Fiscal 2002.

       General and administrative expenses for Fiscal 2002 decreased by approximately $2,720,000, or 45%, as compared to Fiscal 2001. The decrease is primarily due to costs associated with funding the operations of MailEncrypt, Inc., the surviving Company from our unwound purchase of Mailencrypt.com, Inc. ("Mail"), which was unwound during the fourth quarter of Fiscal 2001, and overhead attributable to Superus. Superus has been inactive since the second quarter of 2001 and has filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. The liabilities of Superus on the date of the bankruptcy filing were approximately $250,000. Superus incurred approximately $2,185,000 of expenses relating to salaries, rent, professional fees, public relations and consulting fees for Fiscal 2001. Superus had no revenues for Fiscal 2002 and Fiscal 2001.

     Selling and shipping expenses for Fiscal 2002 decreased by approximately $306,000, or 23%, as compared to Fiscal 2001.
This   decrease   is  primarily  due  to  the   decreased   sales
commissions and related selling expenses resulting from lower sales in the current year. These decreases are partially offset by increases in our costs for personnel and new product development in order to create more sales opportunities to increase sales levels.

     Financial consulting fees and expenses for Fiscal 2002 were approximately $264,000, representing the cost of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. In April 2002, the Company entered into a settlement agreement with an investment banker, as more fully explained below in the Liquidity and Capital Resources section.

     Investment income decreased by approximately $182,000, or 78%, for Fiscal 2002, as compared to Fiscal 2001. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

     Interest expense, including the amortization of debt costs, for Fiscal 2002 decreased by approximately $392,000, or 87%, as compared to Fiscal 2001. This decrease primarily is related to our conversion of our private placement notes as of December 31, 2000. In July 2001, in order to avoid disputes, we decided to accrue additional interest on the convertible notes through the dates the notes were converted. Previously interest was accrued only to December 31, 2000.

     In connection with its acquisition of Mail in November 2000, we incurred acquisition costs, consisting of finders' fees and financial consulting fees, totaling an aggregate of $607,188. We did not meet certain provisions of the merger agreement with Mail, and, accordingly, the former shareholders had the option to repurchase Mail from us. We ceased funding the operations of Mail as of May 30, 2001. As discussed further in the Liquidity and Capital Resources section below, in October 2001, we entered into a Stock Exchange Agreement with the former shareholders of Mail effectively unwinding the acquisition.

     We have included in other income for Fiscal 2001, $1 million in respect of a return of a portion of the questionable payments reported in our Form 10-QSB for the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, the transaction was disclosed to our legal counsel to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at the time, and thereafter, that such payments were not illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check. The costs of such payments were recorded in our books and records and financial statements. We duly issued a Form 1099 to the recipient of the payments. According to Steven Lubman, Vice President, in mid-March 2001 he became aware of a document in a criminal proceeding unrelated to us in which similar payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, we disclosed in our Form 10-QSB Quarterly Report filing that the questionable payments had been made.

     After receipt of the March 22, 2001 letter referred to above, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid. $1 million was repaid to the Company. In May 2001, the law firm of Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. was formally engaged by the Company to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "questionable payments". We have taken steps to ensure that such payments are not made in the future, including requiring that payments above $5,000 be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and Audit Committee members, as well as, as soon as feasible, a controller and chief financial officer. Except for the SEC inquiry referred to above, we are not aware of any pending proceedings relating to the questionable payments.

     The  Company  received  a  letter  from  a  lawyer  from   a
collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C., our former legal counsel ("SBK") asserting a claim for legal fees of approximately $665,000. These charges are included in our liabilities on our Balance Sheet at November 30, 2002. These fees relate to services rendered by SBK between one and two years ago. We responded to this letter by disputing that the Company owes these fees and asserting that we believe we have substantial additional claims against SBK. The Company is presently engaged in evaluating how it intends to proceed with these claims. While we believe we have good claims against SBK, we have no assurance that we will be successful in asserting these claims against SBK.

     As result of the foregoing, we had a consolidated net loss of $1,740,000 for Fiscal 2002, as compared to $6,111,000 for Fiscal 2001.

Liquidity and Capital Resources

     Working capital decreased by $1,436,000 during Fiscal 2002 to $2,460,000 at November 30, 2002, from $3,896,000, at November
30,  2001. This decrease resulted primarily from the decrease  in
marketable  securities,  inventory  and  amounts  due   under   a
repurchase agreement offset, in part, by a decrease in accounts payable and accrued expenses. Our current ratio decreased from 2.1:1 at November 30, 2001, to 1.8:1 at November 30, 2002.
Inventory turned 3.6 times during Fiscal 2002 as compared to 4.5 times during Fiscal 2001. The average number of days to collect receivables remained relatively unchanged at 53 days. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

     In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% per annum (6.75% at November 30, 2002). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily outstanding balance under the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. During Fiscal 2002, we were not in compliance with the tangible net worth financial covenant. At August 31, 2002, we were not in compliance with the tangible net worth covenant but received a waiver from the Lender. At November 30, 2002, we were not in compliance with the tangible net worth covenant. We anticipate continuing to be not in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at any time and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise such rights, if it did so at an inopportune time for the Company, it could result in a severe liquidity crisis for the Company, forcing us to use our available cash, which may or may not be sufficient, and seek alternative financing at a difficult time.

       We incur substantial operating costs. These costs principally consist of rent, payroll, professional fees, insurance premiums and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we are attempting to streamline our operations and reviewing other possible reductions.

      Our headquarters are leased from a company owned by certain of our officers, directors and shareholders. Rental costs for the premises were approximately $208,000 for Fiscal 2002. The lease agreement calls for a three percent (3%) increase each year and terminates September 30, 2010. Amortization of the leasehold improvements is made ratably over the shorter of the ten-year term of the lease or the life of the improvements.

      In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock at a price between $.04 and $.045. No action has been taken on the above authorization, since the stock is currently trading at a higher amount.

     During Fiscal 2002, net cash of approximately $1,825,000 was used in operating activities as compared to providing approximately $234,000 of net cash from operating activities during Fiscal 2001. The increase in cash used in operating activities resulted from the Company's net loss, a decrease in accrued expenses and accounts payable, partially offset by a decrease in accounts receivable and inventory.

      Net cash of approximately $1,891,000 was provided by investing activities during Fiscal 2002, as compared to the use of approximately $1,481,000 in investing activities during Fiscal 2001. The net cash provided by investing activities during Fiscal 2002 resulted primarily from the sale of marketable securities and collection of amounts due under a repurchase agreement ($1,054,602).

     Net cash of approximately $399,000 was provided by financing activities for Fiscal 2002, as compared to net cash of approximately $630,000 used in financing activities for Fiscal 2001. The cash provided by financing activities during Fiscal 2002 was primarily a result of borrowings under the Credit Line. The cash used in financing activities during Fiscal 2001 was primarily the result of the Company's purchases of treasury stock.

     As a result of the foregoing, the Company had a net increase in cash and equivalents of approximately $464,000 during Fiscal
2002, as compared to a net decrease in cash and equivalents of approximately $1,876,000 during Fiscal 2001.

      In April 2002, in connection with a Mutual Release, Settle ment, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"),
the       Investors      released      the      Company      from
potential claims relating to services provided by the Investors, transferred back to the Company 252,000 Common Shares, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a $194,000 expense during Fiscal 2002 in connection with this settlement.

     In March 2002, we entered into an agreement with two shareholders to settle a dispute as to the form of payment of interest on certain 12% Convertible Promissory Notes. We agreed to pay these shareholders an aggregate of $32,854, in exchange for 17,522 Common Shares issued to them for converted interest.

     In July 2000, Surge entered into a joint venture agreement with Lelon (a supplier of component parts to Surge) to form Surge/Lelon LLP, a Delaware limited liability partnership. The Company has membership interests in the joint venture totaling 55%. Operations commenced in August 2002. These operations have been consolidated with those of the Company. The ownership of Lelon in this joint venture, totaling 45%, has been reported as a minority interest. This joint venture was started in order to more effectively market the products of the Lelon name brand. To date, these operations have been relatively small.

     In May 2002, Surge and an officer of Surge became the sole owners of Surge Components, Limited, a Hong Kong corporation. Under current Hong Kong law, Surge Components, Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and an officer of Surge owns one share of the outstanding common stock. The officer of Surge has assigned his rights regarding his one share to Surge. Operations commenced in July 2002. These operations have been consolidated with those of the Company. Surge Components, Limited was created to better position the Company in the Asian markets.

     We purchase a significant amount of our products from the Asian market and in addition a number of our customers have factories located in Asia. Surge Components Limited will help us service these clients more effectively and in addition will assist in the obtaining of new opportunities.


Inflation And Increasing Interest Rates

     During Fiscal 2002 and Fiscal 2001, inflation has not had a significant impact on our business. We have generally been able to offset the impact of rising costs through purchase price reductions and increases in selling prices. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.


Item 7.  Financial Statements.

     Set forth below is a list of our financial statements included in this Annual Report on Form 10-KSB and their location.

Item                                                    Page
----                                                    ----

Independent auditors' report .........................  F-1

Independent auditors' report .........................  F-2

Consolidated balance sheet at November 30, 2002 ......  F-3-F-4

Consolidated statements of operations and comprehensive loss for the years ended November 30, 2002 and 2001... F-5

Consolidated statements of shareholders' equity
 for the years ended November 30, 2002 and 2001 ......  F-6

Consolidated statements of cash flows for the years
 ended November 30, 2002 and 2001 ....................  F-7

Notes to consolidated financial statements ...........  F-8-F-36



Item  8.   Changes  In  and  Disagreements  With  Accountants  on
Accounting and Financial Disclosure.

     On June 3, 2002, we replaced Eisner LLP (formerly Richard A. Eisner & Company LLP ("Eisner")) as the independent auditors of our financial statements. We appointed Seligson & Giannattasio LLP ("S&G") as our new independent auditors for our fiscal year ended November 30, 2002.

     The reports of Eisner for the previous two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, we had no disagreements with Eisner requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-B, nor were there any reportable events requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-B. In addition, during our two most recent fiscal years and through the date of termination of Eisner, neither we nor anyone acting on our behalf consulted with S&G on matters which would require disclosure pursuant to Item 304(a)(2) of Regulation S-B.

     Eisner has furnished us with a letter, addressed to the Commission, stating it agrees with the above statements. A copy of the Eisner letter has been made an exhibit to our current
Report on Form 8-K (Date of Report: June 7, 2002).



                            PART III


      The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange
Commission on or before March 30, 2003.


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


Exhibit
Number               Description


3.1       Composite of the Certificate of Incorporation of  Surge
          Components, Inc., as amended to date. (1)(2)

3.2       By-Laws of Surge Components, Inc., as amended to  date.
          (2)

4.1       Form of Underwriter's Unit Purchase Option. (2)

4.2       Warrant   Agreement,  among  Surge   Components,   Inc.
          Continental   Stock  Transfer  &  Trust   Company   and
          Maidstone Financial, Inc. (2)

4.3       Specimen of the Surge common stock certificate. (2)

4.4 Specimen of the Surge Class A common stock purchase warrant certificate. (2)

10.1      Surge Components 1995 Employee Stock Option Plan. (2)

10.2      Superus Holdings, Inc. Incentive Stock Plan. (3)

10.3      Form of sales representative agreement. (2)

10.4 Termination, Release and Debt Discharge Agreement, dated as of December 4, 2000, among Global DataTel, Inc. and all of its subsidiaries, Surge Components, Inc., GDIS Acquisition Corp. and Superus Holdings, Inc.
          (4)

10.5      Subordinated  Convertible  Promissory  Note  of  Global
          DataTel, Inc. in the principal amount of $1,250,000 and payable to Surge Components, Inc. (4)

10.6      Lease,  dated  October 1, 2000, between Great  American
          Realty  of  95 Jefryn Blvd., LLC and Surge  Components,
          Inc. (5)

10.7      Lease,  dated  October 1, 2000, between Great  American
          Realty  of  95  Jefryn Blvd., LLC and  Surge/Challenge,
          Inc. (5)

10.8 Agreement, dated as of March 6, 2001, by, and among Surge Components, Inc., MailEncrypt, Inc. and the former stockholders of MailEncrypt.com Inc. (5)

10.9 Stock Exchange Agreement dated as of October 23, 2001, by and among Surge Components, Inc. and David Bird,
          Adam  J.  Epstein,  Chris Harano, Michael  Patchen  and
          Thomas Taulli (6)

10.10     Financing  Agreement dated July 2, 2002, by  and  among
          Surge Components, Inc. and Rosenthal & Rosenthal,  Inc.
          (7)

10.11 Mutual Release, Settlement, Standstill and Non-Disparagement Agreement, dated as of April 12, 2002, by and among Surge Components, Inc. and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr. (8)

10.12     Redemption Agreement, dated as of April 3, 2001 by  and
          among   Surge  Components,  Inc.,  Robert  DePalo   and
          Equilink Capital Partners, LLC. (9)

10.13     Termination and Separation Agreement dated as  of  July
          9, 2001, among Craig Carlson, Surge Components, Inc. and Superus Holdings, Inc. (10)

10.14     Termination and Separation Agreement dated as  of  July
          11, 2001, among Adam J. Epstein, Surge Components, Inc. and Superus Holdings, Inc. (10)

11        Statement re computation of per share earnings.

21.1      Subsidiaries of Surge Components, Inc.

23.1      Consent  of  Eisner LLP (formerly Richard A.  Eisner  &
          Company, LLP)

23.2      Consent of Seligson & Giannattasio, LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Report and Certification of Trustee in No Asset Case filed in the United States Bankruptcy Court District of Delaware by Jeffrey L. Burtch, Trustee of Superus Holdings, Inc. dated June 18, 2002.

_______________________

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

(3)       Incorporated   by   reference  from  our   Registration
          Statement   on   Form  S-4  (No.  333-32790)   declared
          effective by the SEC on September 16, 2000.

(4) Incorporated by reference from our Current Report on Form 8-K (Date of Report: December 4, 2000) filed with the SEC on December 4, 2000.

(5) Incorporated by reference from our Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2000, filed with the SEC on March 15, 2001.

(6) Incorporated by reference from our Current Report on Form 8-K (Date of Report: October 23, 2001) filed with the SEC on November 2, 2001.

(7) Incorporated by reference from our Quarterly Report on Form 10-QSB, for the fiscal quarter ended August 31, 2002, filed with the SEC on October 21, 2002.

(8) Incorporation by reference from our Quarterly Report on Form 10-QSB, for the fiscal quarter ended February 28, 2002, filed with the SEC on April 22, 2002.

(9) Incorporation by reference from our Quarterly Report on Form 10-QSB, for the fiscal quarter ended February 28, 2001, filed with the SEC on April 19, 2001.

(10) Incorporation by reference from our Quarterly Report on Form 10-QSB, for the fiscal quarter ended May 31, 2001, filed with the SEC on July 23, 2001.


     (b)  Reports on Form 8-K

          None.


Item 14.    Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




     I, Ira Levy, certify that:

           1. I have reviewed this annual report on Form 10-KSB of Surge Components, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 (b)    evaluated   the  effectiveness   of   the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report
(the "Evaluation Date"); and

                 (c)    presented  in  this  annual  report   our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 11, 2003


                            /s/Ira Levy
                            -----------------------------------
                            Name:  Ira Levy
                            Title: Chief Executive Officer
                                   (Principal Executive Officer)









                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





     I, Steven J. Lubman, certify that:

           1. I have reviewed this annual report on Form 10-KSB of Surge Components, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 (b)    evaluated   the  effectiveness   of   the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report
(the "Evaluation Date"); and

                 (c)    presented  in  this  annual  report   our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 11, 2003


                          /s/ Steven J. Lubman
                          -----------------------------------
                          Name:  Steven J. Lubman
                          Title: Vice President - Finance
                                 (Principal Financial Officer)




            SURGE COMPONENTS, INC. AND SUBSIDIARIES




                                                   Contents
                                                   --------


Consolidated Financial Statements

Independent auditors' report                         F-1

Independent auditors' report                         F-2

Consolidated balance sheet as of
November 30, 2002                                    F-3-F-4

Consolidated statements of operations and
comprehensive loss for the years ended
November 30, 2002 and 2001                           F-5

Consolidated statements of changes in
shareholders' equity for the years ended
November 30, 2002 and 2001                           F-6

Consolidated statements of cash flows
for the years ended November 30, 2002 and 2001       F-7-F-8

Notes to consolidated financial statements           F-9-F-36


Supplementary Information

Exhibit 11 - computation of earnings per common share




                  INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Shareholders
Surge Components, Inc.


We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and subsidiaries as of November 30, 2002 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In  our  opinion,  the  financial  statements  enumerated  above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
N. White Plains, New York
January 30, 2003
(except for Note I as to which
the date is March 6, 2002)





                  INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
Surge Components, Inc.


We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows of Surge Components, Inc. and subsidiaries for the year ended November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In  our  opinion,  the  financial  statements  enumerated  above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the year ended November 30, 2001 of Surge Components, Inc. and subsidiaries in conformity with accounting principles generally accepted in the United States of America.


/s/ Eisner LLP
(formerly Richard A. Eisner & Company, LLP)
New York, New York
February 11, 2002
(except for Note A as to which
the date is March 8, 2002)







             SURGE COMPONENTS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet

                        November 30, 2002



                   ASSETS
                   ------
Current assets:
  Cash                                              $1,494,441
  Marketable securities - available for sale           270,145
  Accounts receivable (net of allowance for
    doubtful accounts of $40,335)                    1,557,947
  Inventory, net                                     2,121,198
  Prepaid expenses and income taxes                    116,946
                                                    ----------

     Total current assets                           $5,560,677

Fixed assets - net of accumulated depreciation
  and amortization of $814,505                       1,173,585

Other assets                                             4,054
                                                    ----------

     Total assets                                   $6,738,316
                                                    ==========





             SURGE COMPONENTS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet

                        November 30, 2002

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Debt not in compliance with terms                $    467,071
  Accounts payable                                    1,774,738
  Accrued expenses                                      859,320
                                                   ------------
     Total current liabilities                        3,101,129

Deferred rent                                            48,306
                                                   ------------
     Total liabilities                                3,149,435
                                                   ------------
Minority interest                                        25,328
                                                   ------------
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value stock,
     1,000,000 shares authorized:
     Series A - 260,000 shares authorized,
     none outstanding.
     Series B - 200,000 shares authorized,
     none outstanding.
     Series C - 100,000 shares authorized,
     42,700 shares issued and outstanding,
     redeemable,  convertible, and a
     liquidation preference of $5 per share                  43
  Common stock - $.001 par value stock,
    25,000,000 shares authorized,
    8,743,326 shares issued and outstanding               8,744
  Additional paid-in capital                         22,980,955
  Stock subscriptions receivable                         (3,500)
  Accumulated other comprehensive loss -
    unrealized loss on marketable securities -
    available for sale                                  (17,439)
  Accumulated deficit                               (19,405,250)
                                                    -----------
     Total shareholders' equity                       3,563,553
                                                    -----------
     Total liabilities and shareholders' equity     $ 6,738,316
                                                   ============


See notes to consolidated financial statements.




             SURGE COMPONENTS, INC. AND SUBSIDIARIES

  Consolidated Statements of Operations and Comprehensive Loss

                                             Year Ended November 30,
                                                 2002         2001
                                             ---------     ----------
Net sales                                  $10,917,439    $15,722,613

Cost of goods sold                           7,984,676     12,000,469
                                            -----------    ----------
Gross  profit                                2,932,763      3,722,144
                                            -----------    ----------
Operating expenses:
 Selling and shipping                        1,002,916      1,308,517
 General and administrative                  3,317,699      6,037,413
 Financial consulting services                 263,850      2,333,676
 (Recovery) on termination of the
    Global acquisition                             --         (46,000)
 Loss  on MailEncrypt                              --         902,919
                                           ----------      ----------
     Total operating expenses               4,584,465      10,536,525
                                           ----------      ----------
Loss before other income
 (expense) and income taxes                (1,651,702)     (6,814,381)
                                           ----------      ----------
Other income (expense):
 Other income                                      --       1,000,000
  Investment income                            50,716         232,680
 Interest expense (including
    amortization of debt costs)               (57,686)       (449,817)
 Loss on sale of securities                   (81,282)        (43,372)
                                           ----------      ----------
      Other income (expenses)                 (88,252)        739,491
                                           ----------      ----------

                                           (1,739,954)     (6,074,890)
Minority interest                              (8,407)             --
                                           ----------      ----------
Loss before income taxes                   (1,731,547)     (6,074,890)

Income taxes                                    8,832          35,792
                                           ----------      ----------
Net loss                                   (1,740,379)     (6,110,682)
Dividends on preferred   stock                 26,175           6,625
                                           ----------      ----------
Net loss available to common shareholders $(1,766,554)    $(6,117,307)
                                           ==========      ==========
Other comprehensive loss:
 Net loss                                  (1,740,379)     (6,110,682)
 Unrealized holding gain (loss)
   on investment securities                   (44,473)         62,661
 Reclassification adjustment - loss
     on sale of securities                      81,282         43,371
                                            ----------     ----------
    Total  comprehensive loss              $(1,703,570)  $ (6,004,650)
                                            ==========     ==========
Weighted average shares outstanding
 Basic                                       8,848,530      7,390,314
 Diluted                                     8,848,530      7,390,314
(Loss) available to common
   shareholders per share
    Basic                                  $     (.20)   $      (.83)
    Diluted                                $     (.20)   $      (.83)

See notes to consolidated financial statements.



                     SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Changes in Shareholders' Equity

                     Years ended November 30, 2002 and 2001





                                                            Additional
                    Series C Preferred         Common       Paid-In
                      Shares    Amount    Shares    Amount  Capital
                      ------    ------    ------    ------  ----------
Balance -
 December 1, 2000     70,000    $ 70   5,987,275  $5,987   $15,225,080
Repurchase and
 retirement of shares (8,000)    (8)    (423,000)   (423)     (649,569)
Proceeds from options
 exercised common
 Stock                    --      --      27,550      28        36,210
Loan to employee
 to exercise options      --      --          --      --            --
Conversion of debt        --      --   2,800,004   2,800     6,997,200
Conversion of interest
 payable                  --      --     415,053     415       937,182
Conversion of
 promissory notes         --      --     200,566     201       513,247
Amortization of
 unearned compensation    --      --          --      --            --
Shares issued for
 non-employee services    --      --      15,000       15       28,110
Preferred stock dividends --      --          --       --       (6,625)
Net unrealized gains on
 available for
 sale securities          --      --          --       --           --
Net loss                  --      --          --       --           --
                       ------  -----   ---------    -----   ----------
Balance -
 November 30, 2001     62,000      62  9,022,448    9,023   23,080,835

Repurchase and
 retirement of shares (19,300)    (19)  (279,122)    (279)     (73,705)

Repayment of loan
 from employee to
 exercise options          --      --         --       --           --

Preferred stock dividends  --      --         --       --      (26,175)

Net unrealized gain on
 available for
 sale securities           --      --         --       --           --

Net loss                   --      --         --       --           --
                       ------  ------  ---------    -----   ----------
Balance -
 November 30, 2002     42,700     $43  8,743,326   $8,744  $22,980,955
                      =======  ======  =========   ======  ===========



                                     Net Unrealized  Unearned
                     Stock           Gain (Loss)     Compensation
                     Subscriptions   On Investment   Equity        Accumulated
                     Receivable      Securities      Instruments   Deficit         Total
                     -------------   --------------  ------------ -----------    ----------
Balance -
 December 1, 2000   $    --         $ (124,573)    $(2,170,838)   $(11,554,189)  $ 1,381,537
Repurchase and
 retirement of shares    --                 --             --              --      (650,000)
Proceeds from options
 exercised common
 Stock                   --                 --             --              --        36,238
Loan to employee
 to exercise options (9,200)                --             --              --        (9,200)
Conversion of debt       --                 --             --              --     7,000,000
Conversion of interest
 payable                 --                 --             --              --       937,597
Conversion of
 promissory notes        --                 --             --              --       513,448
Amortization of
 unearned compensation   --                 --       2,170,838             --     2,170,838
Shares issued for
 non-employee services   --                 --              --             --        28,125
Preferred stock dividends--                 --              --             --        (6,625)
Net unrealized gains on
 available for
 sale securities          --            62,661              --             --        62,661
Net loss                  --                --              --      (6,110,682)  (6,110,682)
                     -------          --------      ----------     -----------  -----------
Balance -
 November 30, 2001    (9,200)          (61,912)             --     (17,664,871)   5,353,937

Repurchase and
 retirement of shares     --                --              --              --      (74,003)

Repayment of loan
 from employee to
 exercise options      5,700                --              --              --        5,700

Preferred stock dividends --                --              --              --       (26,175)

Net unrealized gain on
 available for
 sale securities          --            44,473              --              --        44,473

Net loss                  --                --              --      (1,740,379)   (1,740,379)
                      ------           -------      ----------    ------------   -----------
Balance -
 November 30, 2002   $(3,500)        $(17,439)              --    $(19,405,250)   $3,563,553
                    ========         ========       ==========    ============   ===========


See notes to consolidated financial statements.




                SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   Consolidated Statements Of Cash Flows

                                           Year  Ended  November 30,
                                                2002         2001
                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                      $(1,740,379)  $(6,110,682)
 Adjustments to reconcile net
  loss to net cash provided by operating
  activities:
   Depreciation and amortization                  338,799       249,749
   Provision for losses on accounts receivable         --        12,642
   Inventory provision for losses on inventory     19,249     1,031,982
   Amortization of unearned compensation               --     2,170,838
   Minority interest                               25,328            --
         Loss on sale of securities                81,282        43,372
         Loss on MailEncrypt                           --       830,158
         Consulting services paid with stock           --        28,125
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                              52,085     1,396,114
  Inventory                                       170,965      (326,030)
  Prepaid expenses and taxes                       25,508       663,950
  Other assets                                      3,931       140,733
  Accounts payable                               (541,020)      119,672
  Accrued expenses and taxes                     (280,335)      (45,255)
  Deferred rent                                    19,396        28,910
                                                ---------    ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES       (1,825,191)      234,278
                                                ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities               (31,011)     (102,671)

  Sale of marketable securities                   900,590     1,250,000
  Net amounts due under repurchase agreement    1,054,602    (1,054,602)
  Acquisition of fixed assets                    (33,498)    (1,350,713)
  Loans to MailEncrypt                                --       (222,970)
                                               ---------     ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES       1,890,683     (1,480,956)
                                               ---------     ----------


See notes to consolidated financial statements.


                SURGE COMPONENTS, INC. AND SUBSIDIARIES

                    Consolidated Statements Of Cash Flows




                                           Year  Ended  November 30,
                                              2002        2001
                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscriptions             5,700           --
 Proceeds from loan payable                  467,071           --
 Dividends paid on preferred stock                --       (6,625)
 Proceeds on exercise of warrants and options     --       27,038
 Purchase and retirement of treasury stock   (74,003)    (650,000)
                                           ---------    ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES     398,768     (629,587)
                                           ---------    ----------
NET INCREASE (DECREASE) IN CASH              464,260   (1,876,265)

CASH AT BEGINNING OF YEAR                  1,030,181    2,906,446
                                           ---------    ----------
CASH AT END OF YEAR                       $1,494,441   $1,030,181
                                           =========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


 Income taxes paid                        $   11,277   $   11,166
                                           =========    =========
 Interest paid                            $   57,686   $   31,911
                                            ========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:

 Repayment of notes and convertible notes payable
  through issuance of stock                       --    7,513,448
 Interest paid with common stock                  --      937,597
 Stock subscription receivable                    --        9,200
 Accrued dividends on preferred stock         26,175           --


See notes to consolidated financial statements.



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

In January 2000, Surge formed Mail Acquisition Corp. ("MAC") a Delaware corporation, as a wholly-owned subsidiary. On November 16, 2000, MailEncrypt.com, Inc. ("Mail"), a California based development stage company, developing Web-based encrypted e-mail solutions was acquired conditionally by MAC. On October 23, 2001, the Mail transaction was unwound (Note D). MAC is currently inactive.

In January 2000, Surge formed GDIS Acquisition Corp., a Delaware
corporation,  as  a wholly owned subsidiary.   On  November  30,
2000,   the   entity  changed  its  name  to   SolaWorks,   Inc.
("SolaWorks").  SolaWorks is currently inactive.

In March 2000, Surge formed Superus Holdings, Inc. ("Superus"), a Delaware corporation, as a wholly owned subsidiary. Superus, inactive at March 8, 2002, filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code. The court is currently reviewing the bankruptcy petition.

In July 2000, Surge entered into a joint venture agreement with Lelon Electronics Corp. (a supplier of component parts to Surge) to form Surge/Lelon LLC, a Delaware limited liability company. The Company has membership interests in the joint venture totaling 55%. Operations commenced in August 2002. Surge/Lelon LLC operations have been consolidated with the Company. The ownership of Lelon Electronics in this joint venture, totaling 45%, has been reported as a minority interest.

In May 2002, Surge and an officer of Surge became sole owners of Surge Components, Limited ("Surge Limited"), a Hong Kong
corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns one share of the outstanding common stock. The officer of Surge has assigned his rights regarding his one share to Surge. Surge Limited started doing business in July 2002. Surge Limited's operations have been consolidated with the Company.

The accompanying financial statements have been prepared assuming that the Company will be able to sustain its operations through November 30, 2003. While the Company has experienced recurring net losses, management has estimated that the Company will be able to reduce operating expenses and maintain adequate liquidity based on information currently available, to meet its obligations without having to dispose of assets in other than the normal course of business.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of Consolidation:

The consolidated financial statements include the accounts of Surge, Challenge, Superus, Surge/Lelon, Surge Acquisition Corporation and Surge Limited (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

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

[3] Marketable Securities:

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist primarily of mutual funds, are being reported as securities available for sale. The unrealized loss on these securities is reflected as a separate component of shareholders' equity and any changes in their value are included in comprehensive loss.

The value of these securities at November 30, 2002 is as follows:

Cost                                  $287,584
Cumulative unrealized loss             (17,439)
                                      --------

                                      $270,145
                                      ========

Cost used in the computation of realized gains and losses is determined using the average cost method. During Fiscal 2002, the Company sold $900,590 of marketable securities and had a realized loss of $81,282. During Fiscal 2001, the Company sold $1,250,000 of marketable securities and had a realized loss of $43,372.

[4] Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2002 approximated $449,000. The Company, at November 30, 2002, has a reserve against slow moving and obsolete inventory of approximately $1,051,000.

[5] Depreciation and Amortization:

Fixed assets are recorded at cost. Depreciation is generally provided on a straight line method and amortization of leasehold improvements is provided for on the straight-line method over the shorter of the lease term or the estimated useful lives of the various assets as follows:

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

[6] Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes and accounts receivable. The Company maintains substantially all of its cash balances in two financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 2002, the Company's uninsured cash balances totaled approximately $1,242,415.

[7] Deferred Acquisition Costs:

Deferred acquisition costs consisted of expenses for financial consulting services related to the acquisition of MailEncrypt.com, Inc. ("Mail"). The costs were expensed as a result of the Mail transaction being unwound during Fiscal 2001 (see Note D).

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

[13] Fair Value of Financial Instruments:

Cash balances and the carrying amount of the accrued expenses approximate their fair value based on the nature of those items.

Estimated fair values of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[14] Earnings (Loss) Per Share:

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". The earnings (loss) has been adjusted for cumulative dividends on preferred stock. Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants and the conversion of notes payable and preferred stock. The Company had a net loss for Fiscal 2002 and Fiscal 2001, and accordingly, potential common share equivalents are excluded from this computation as the effect would be anti-dilutive. These potential dilutive common shares consist of the following:

                    Potential Dilutive Common Shares

                              2002          2001
                           ----------   -----------
Preferred Series C stock      427,000      620,000
Stock options               6,445,501    6,239,499
Warrants                    5,423,969    5,423,969
                           ----------    ---------
                           12,296,470   12,283,468
                           ==========   ==========

[15] Recently Issued Accounting Standards:

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

On October 3, 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued and is applicable to financial statements issued for fiscal years beginning after December 15, 2001. New rules on asset impairment supercede SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of
APB No. 30, "Reporting the Results of Operations". This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be reflected in the periods in which the losses are incurred, rather than as of the measurement date as previously required. The Company is currently assessing the potential impact of SFAS 144 on its operating results and financial position.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. The Company does not currently have any activities subject to this pronouncement.
On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods ending after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation.


NOTE C - DUE UNDER REPURCHASE AGREEMENT

In September 2001, the Company entered into an agreement with a subsidiary of Invensys Plc. ("Maple Chase") pursuant to which the Company paid approximately $1,250,000 for certain inventory held by Maple Chase who agreed to repay the Company, in non-interest installments over 12 months for such inventory (the "Repurchase Agreement"). For accounting purposes, the amount paid by the Company under the Repurchase Agreement was treated as a one year financing. All amounts due under the Repurchase Agreement were repaid prior to November 30, 2002.


NOTE D - TERMINATED ACQUISITIONS

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

On November 3, 2000, due to the failure in obtaining regulatory and other required approvals and various conditions not having been met by Global, the Company terminated the Asset Purchase Agreement and the Series A preferred shares were returned to the Company and cancelled. The Company entered into a Termination,
Release and Debt Discharge Agreement with Global in which approximately $4,505,000 of Global indebtedness, plus interest of approximately $119,000 as of November 3, 2000, due to the Company under a loan and pledge agreement was settled. In connection with the settlement, the Company obtained a new note for $1,250,000 due on December 4, 2001. The new note was to be cancelled if no litigation was commenced against the Company relating to Global and/or its termination of the Global agreement. Litigation was commenced against the Company related to Global (Note Q). The Company provided a 100% reserve for this remaining note due to doubtful collectibility. In addition, the Company had given as collateral, a $500,000 certificate of deposit for Global bank loans totaling $500,000. The Company had written off the value of the certificate of deposit due to Global's inability to repay its loans during the year ended November 30, 2000. In May 2001, the bank demanded payment per the terms of the guarantee and claimed $454,000 of the certificate of deposit. The remaining $46,000, which is shown as "Recovery of Global Settlement" on the statement of operations, plus interest of approximately $25,000 were returned to the Company.

MAILENCRYPT.COM, INC.

In February 2000, the Company entered into a merger agreement to purchase Mail in exchange for 1,821,400 shares of Superus Class B Common Stock. On November 16, 2000, the Company, Mail, MAC and the former Mail shareholders executed a Merger Agreement and Plan of Reorganization superseding the February 2000 agreement to reflect the termination of the Company's acquisition of Global Datatel (the "Global Acquisition") and the elimination of Superus Class B Common Stock. On November 16, 2000, the Company issued 182,140 shares of Voting Redeemable Convertible Series B Preferred Stock of the Company ("Series B Preferred") to the shareholders of Mail, which was subject to shareholder approval that was never received. The Company paid a finder's fee of 100,000 shares of the Company's Common Stock valued at $268,750, based upon the market price on the date issued.

On October 23, 2001, the Company unwound the Mail transaction by returning the 100 shares of Mail common stock in exchange for the return of the 182,140 shares of Series B Preferred Stock it had issued pending completion of the Mail acquisition.
As of November 30, 2000, the Company had advanced $875,000 in loans to Mail for which the Company provided for a 100% reserve against these loans due to doubtful collectibility. Subsequent to November 30, 2000, the Company advanced an additional $222,970. These advances were expensed upon the unwinding of the Mail acquisition.


NOTE E - FIXED ASSETS

Fixed assets consist of the following at November 30, 2002:

  Furniture and fixtures                       $   350,988
  Leasehold improvements                           851,649
  Computer equipment                               785,453
                                                ----------
                                                 1,988,090
         Less - accumulated depreciation          (814,505)
                                                ----------
         Total fixed assets                     $1,173,585
                                                ==========

Depreciation  and  amortization expense  for  the  years  ended
November   30,  2002  and  2001  was  $338,799  and   $249,749,
respectively.


NOTE F - CONVERTIBLE NOTES PAYABLE

In March 2000, the Company completed a $7,000,000 private placement offering (the "Private Placement") of convertible promissory notes (the "Notes"). The Notes accrued interest at the rate of 12% per annum and were due on December 31, 2000, or earlier upon shareholder approval, which was obtained on October 17, 2000. Since the Global acquisition did not occur, these notes were to automatically convert into shares of the Company's Common Shares (the "Common Shares") at a conversion price of $2.50 per Common Share. On February 1, 2001, NASDAQ advised the Company that in order to comply with NASDAQ's rules, absent specific shareholder approval, the Company must limit the delivery of Common Shares to no greater than 19.9% of the Company's outstanding Common Shares at the time the Private Placement commenced. Accordingly, in February 2001, the Company converted $2,478,655 principal amount of the Notes into 991,462 Common Shares. On July 10, 2001, the shareholders of the Company approved a proposal to authorize the issuance and delivery of 1,808,542 Common Shares, pursuant to the automatic conversion of the Notes issued in the Private Placement plus up to an additional 407,185 Common Shares in payment of accrued interest if the Note holder chose to receive shares. Following the approval of such proposal, the Company issued to the holders of the Notes (a) 1,808,542 Common Shares in order to fully satisfy the Company's delivery obligation in connection with the automatic conversion of the principal amount of the Notes and (b) 60,753 shares to the Note holders who agreed to accept the Common Shares for the payment of the accrued interest due on the Notes through December 31, 2000. The Company accrued additional interest through the dates the notes were converted of approximately $282,000. In October and November 2001, 270,954 Common Shares valued at $740,000 for accrued interest were issued in partial payment of such accrued interest, to those who agreed to accept Common Shares in lieu of cash. During Fiscal 2001, the Company incurred approximately $313,000 of interest expense on the Notes.

In March 2002, the Company entered into agreements with two shareholders to settle a dispute as to the form of payment of interest on certain of the Notes. The Company paid these shareholders an aggregate of $32,854, in exchange for 17,522 shares of Common Shares originally issued to them for converted interest. These Common Shares have been returned and retired.


NOTE G - CONVERTIBLE PROMISSORY NOTES PAYABLE

In November 2000, the Company raised approximately $513,000, including an exchange for $262,000 of debt and accrued interest and issued convertible notes due December 31, 2001. These notes paid interest at the rate of 6% per annum through December 31, 2000 and thereafter at 12% until the outstanding principle amount was converted into Common Shares. These notes were converted into Common Shares at $2.56 per share. In
November 2001, the principal and portion of the accrued interest on these notes were converted into 283,912 Common Shares. During Fiscal 2001, the Company incurred approximately $104,000 of interest expense on these notes.


NOTE H - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan (the "Plan") for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Net assets for the Plan, as estimated by Best of America Group Pension Series, which maintains the Plan's records, were $229,846 at November 30, 2002. Pension expense for Fiscal 2002 and Fiscal 2001 was $2,544 and $826, respectively.


NOTE I - SHAREHOLDERS' EQUITY

[1] Preferred Stock:

In  February  1996,  the  Company  amended  its  Certificate  of
Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series.

Series A Preferred. In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock ("Series A Preferred") which was to be issued in connection with the acquisition of Global. No shares of Series A Preferred are issued or outstanding as of November 30, 2002.
Series  B  Preferred.  In November 2000, the Company  authorized
200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock ("Series B Preferred") in connection with the acquisition of Mail. In November 2000, 182,140 shares of the Series B Preferred were issued to the former shareholders of Mail and were held in escrow until the Mail merger was unwound (Note D). The Company reacquired these shares in connection with the unwinding of this transaction and they were retired. No shares of Series B Preferred Stock are currently issued or outstanding.

Series C Preferred. In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock ("Series C Preferred") in
payment of financial consulting services. Each share of Series C Preferred is automatically convertible into 10 Common Shares upon shareholder approval. If the Series C Preferred was not converted into Common Shares on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001, payable on June 30 and December 31 of each year. In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to Equilink, its investment banker and a shareholder of the Company. In April 2001, 8,000 shares of the Series C Preferred were repurchased (see [7] Redemption Agreement below). The Company paid $6,625 in dividends on the Series C Preferred on June 30, 2001. Dividends totaling $15,500 and $10,675 on the Series C Preferred have not been paid for the semiannual periods ended December 31, 2001 and June 30, 2002, respectively. The Company has accrued these dividends. The December 31, 2002 dividend of $10,675 has not been declared or paid.

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC ("Equilink"), Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), among other provisions, the Investors transferred back to the Company 252,000 Common Shares, 19,300 shares of Series C Preferred, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $193,850 in connection with this settlement.

At November 30, 2002, 42,700 shares of Series C Preferred Stock were issued and outstanding.

[2] Warrants:

In connection with the Company's 1995 Private Placement, warrants to purchase 1,700,000 Common Shares were issued with an exercise price of $5.00 per share. These warrants expire on July 31, 2003.

On August 8, 1996, the Company completed a public offering of its Common Shares (the "Public Offering"). The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase one Common Share for a period of five years commencing two years after the July 31, 1996 effective date of the Public Offering at a price of $5.00 per share, subject to redemption. At November 30, 2002, 1,031 Warrants were exercised. The Warrants expire on July 31, 2003.

In connection with the Public Offering, the underwriters received Unit Purchase Options ("UPOs") to purchase 172,500 of the above units at $5.12 per unit. Each unit consists of one Common Share and one Warrant. In Fiscal 2000, a portion of the UPO's aggregating 23,400 Common Shares and 3,600 Warrants were purchased for aggregate proceeds of $116,640. The remaining unexercised UPOs expired in August 2001.

Warrant transactions for Fiscal 2002 and Fiscal 2001 are as follows:

  Warrants outstanding December 1, 2001       5,482,169
     Expired                                   (58,200)
  Warrants outstanding November 30, 2002      ---------
     and 2001                                 5,423,969


[3] 1995 Employee Stock Option Plan:

In January 1996, the Company adopted, and in February 1996 the shareholders ratified, the 1995 Employee Stock Option Plan ("Option Plan"). The Option Plan provides for the grant of options to qualified employees of the Company, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 Common Shares. In March 1998, the Option
Plan was amended to increase the number of Common Shares available under the Option Plan to 850,000.

Option Plan activity is summarized as follows:

                                                      Weighted
                                                      Average
                                          Shares      Exercise
  Price                                 --------      --------
  -----

  Options outstanding November 30, 2000   605,050       $1.90
  Granted                                 116,500       $1.91
  Exercised                               (27,550)      $1.32
  Cancelled                                (4,500)      $2.69
                                          -------

  Options outstanding November 30, 2001   689,500       $1.99
  Granted                                      --          --
  Exercised                                    --          --
  Cancelled                                (4,000)      $1.91
                                          -------
  Options outstanding November 30, 2002   685,500       $1.99
                                          =======
  Options exercisable November 30, 2002   646,833       $1.99
                                          =======

Exercise  prices for options outstanding as of November 30,  2002 ranged from $1.25 to $4.56. The weighted-average remaining contractual life of these options is approximately four years.

Exercise prices for outstanding stock options at November 30, 2002 are as follows:

                         Shares              Exercise Price
                        -------              --------------
                       170,000                 $1.25
                       120,000                 $1.46
                       111,000                 $1.91
                        29,000                 $2.00
                        20,000                 $2.09
                       198,000                 $2.69
                        27,500                 $3.20
                        10,000                 $4.56
                       -------
                       685,500
                       =======

[4] Additional Stock Options Granted:

In December 1998, the Company granted options to purchase 5,300,000 shares (the "December 1998 Options") of Common Shares to certain of its officers and directors. The December 1998 Options are exercisable four years from the grant date (December 28, 2002) at an exercise price of $2 per share (market value on the date of the grant). The options expire five years from the date of the grant.

In November 2000, the Company granted options to purchase 1,435,000 Common Shares to certain of its officers and employees. The options are exercisable for a five year period at an exercise price of $2.875 per share (market value on the date of the grant).

On January 15, 2001, the Company granted an option to purchase 25,000 shares of the Company's common stock to a director upon his appointment to the Board of Directors. The option was to vest over a two year period and was exercisable at $2.00 per share (the market price on the date of grant). During 2002, this director resigned and the option cancelled.

In March 2001, the Company granted an officer/director an option to purchase 500,000 Common Shares, of which options covering 375,000 Common Shares were cancelled. The exercise price of this option was $2.90 per share, which exercise price exceeded the market price on date of grant. In addition, the Company issued to certain officers/directors ten year options to purchase an aggregate of 80,000 Common Shares at an exercise price of $2.00 per share.

In March 2001, the Company granted options to certain officers/directors to purchase an aggregate of 2,650,000 Common Shares exercisable at $2.00 per share. The exercise of these options are subject to (i) obtaining shareholder approval and
(ii) the cancellation of options to purchase 2,650,000 shares of Superus' common stock. See Note I[5] below.

In  July  2001, the Company granted ten year options  to  certain
officers/directors  to  purchase  80,000  Common  Shares  at   an
exercise price of $1.00 per share, the market price on the date of grant.

[5] Superus Stock Option Plan:

In February 2000, Superus adopted, and the Company as sole shareholder ratified, the Superus 2000 Stock Incentive Plan (the "Superus Plan"). The Superus Plan provides for the grant of options to qualified employees, independent contractors, consultants and other individuals to purchase an aggregate of 15 million shares of common stock. During March 2000, the same officers and directors of the Company discussed in [4] above, were granted 2,650,000 options to purchase a proposed tracking stock, with the same terms as the December 1998 options, except that the exercise price is $2.69 per share. Upon shareholder approval in September 2000, the options became immediately exercisable. In December 2000, the options became exercisable for Superus common stock since a determination was made that no tracking stock would be issued.


Superus Plan activity is summarized as follows:

                                                      Weighted
                                                      Average
                                                      Exercise
                                         Shares       Price
                                        ---------      -----
Options outstanding December 1, 2000    4,585,000      $4.28
Cancelled                               1,735,000      $6.47
Options exercisable November 30,        ---------
 2002 and 2001                          2,850,000      $2.96
                                        =========


Since the Company filed for Chapter 7 Bankruptcy Protection  for
Superus, it is unlikely any of these options will ever be exercised. See Note A.


[6] Stock Options:

The Company has determined its pro forma net (loss) and (loss) per share information as required by SFAS No. 123 utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       2002        2001
                                       ----        ----

Expected volatility                     --        172% - 179%
Risk free interest rate                 --        5.25% - 6%
Expected life                           --        2.5 - 10 years


The average fair value of the options granted during Fiscal 2001
was  $1.75  per share.  The fair value aggregated   $747,639  in
2001.

The pro forma basic net loss and loss per share available to common shareholders for Fiscal 2001 would have been $(6,864,946) and $(0.93), respectively, had the fair value method been applied.

Since no options were granted during Fiscal 2002, there was no impact under SFAS 123 for Fiscal 2002.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1997. Additionally, future amounts are likely to be affected by the number of equity instruments granted and the vesting of such awards.


[7] Redemption Agreement:

Pursuant to a Redemption Agreement, dated as of April 3, 2001, with Equilink and R. DePalo, its sole shareholder, the Company purchased from Equilink 423,000 Common Shares and 8,000 shares of Series C Preferred Stock for $650,000 in cash. The purchase price for these securities was based upon approximately 95% of the average closing price of the Common Shares for the five trading days ended on April 2, 2001. The Company received general releases from Equilink, Mr. DePalo and a third party and the Company agreed not to pursue any action against Equilink or Mr. DePalo, except in limited specified situations, in connection with the closing of the redemption transaction.


[8]  NASDAQ Stock Market and Boston Stock Exchange Delisting:

On  November  30,  2001,  the common stock  of  the  Company  was
delisted  from  the  NASDAQ Stock Market.   In  March  2003,  the
Company applied for delisting from the Boston Stock Exchange.


[9] Authorized Repurchase:

In   November  2002,  the  Board  of  Directors  authorized   the
repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.



NOTE J - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Because of the questionable ability of the Company to utilize these deferred tax assets, the Company has established a 100% valuation allowance for these assets.

As of November 30, 2002, the Company's deferred income taxes are comprised of the following:


Deferred tax assets
  Net operating losses               $ 6,959,456
  Allowance for bad debts                 16,110
  Inventory                              419,862
  Depreciation                            (5,487)
  Capital loss                            49,786
  Deferred rent                           19,293
  Contribution                             1,512
                                       ---------
  Total deferred tax assets            7,460,532
  Valuation allowance                 (7,460,532)
                                       ---------
  Deferred tax assets                 $       --
                                       =========


The valuation allowance increased by approximately $630,000 and $2,485,000 during Fiscal 2002 and Fiscal 2001, respectively.

The Company's income tax expense consists of the following:

                                              Year Ended
                                             November 30,
                                          2002       2001
                                         -------    -------
 Current:
   Federal                             $    --    $    --
   States                                8,832     35,792
                                         ------    ------
                                         8,832     35,792
 Deferred:                              ------     ------
   Federal                                  --         --
   States                                   --         --
                                            --         --
                                        ------    -------
 Provision for income taxes             $8,832    $35,792
                                        ======    =======

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $17,425,000 for federal and state purposes, which expire through 2021. The utilization of this operating loss carryforwards may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                Year Ended
                                                November 30,
                                               2002     2001
                                               ----     ----

U.S. Federal income tax statutory rate         (34)%  (34)%
Valuation allowance                             34%     34%
State income taxes                               1%      1%
                                               ---     ---

Effective tax rate                              1%      1%


NOTE K - RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2010 from a corporation that is controlled by officers/shareholders of the Company ("Related Company"). Annual minimum rental payments to the Related Company were approximately $181,000 for Fiscal 2002 and will increase at the rate of three (3%) percent per annum throughout the lease term.

Pursuant to the lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating to rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

The future minimum rental commitments at November 30, 2002:

         Year Ending November 30,
                2003                  $  186,000
                2004                     191,000
                2005                     197,000
                2006                     203,000
                2007                     209,000
                2008 and thereafter      628,000
                                      ----------

                                      $1,614,000
                                      ==========


Rental expense for Fiscal 2002 and Fiscal 2001 were $219,202  and
$1,481,631,  respectively, of which $207,610  and  $245,936  were paid to the Related Company.

In  March  2000, Superus entered into a lease agreement  for  San
Francisco office space through 2005. Surge had provided the landlord of this office space with a letter of credit guaranteed with a certificate of deposit, in the amount of $344,604 for security, renewable on a yearly basis. Superus vacated this San Francisco office space and on March 8, 2002 declared bankruptcy (Note A). In October 2001, the landlord utilized the letter of credit for payment of Superus' obligations. The bank subsequently used the certificate of deposit in payment of the Company's guarantee on the letter of credit. During Fiscal 2001, the Company recognized an expense of approximately $631,000 representing the rent paid during the year under the lease and the letter of credit utilized by the landlord.


NOTE L - EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2003 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $200,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses. The Compensation Committee of the Company's Board of Directors determines the bonuses. There were no such bonuses paid in Fiscal 2002 and Fiscal 2001. The agreement also contains provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract. In addition, if the Company makes or receives a "firm commitment" for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company's Common Shares, provided they do not voluntarily terminate employment.

On February 16, 2000, the Company entered into a three-year employment agreement with the then Chairman and Chief Executive Officer. The agreement provided for a base salary of $200,000 per annum and an annual bonus at the discretion of the Board of Directors. In addition, the agreement, also provided for ten year options to purchase 1,500,000 Common Shares exercisable at $2.875 per share, 300,000 of which options were immediately exercisable and the balance were to be exercisable ratably on a monthly basis over 36 months. On March 20, 2000, the Company entered into a four-year employment agreement with another individual to be the Vice President, Corporate Development, and provided for a base salary of $150,000 per annum and an annual bonus at the discretion of the Board of Directors. In addition, the agreement also provided for four year options to purchase 200,000 Common Shares exercisable at $2.875 per share, 35,000 of which were to be exercisable six months after the effective date of a proposed recapitalization and the balance were to be exercisable ratably on a monthly basis over 42 months. The recapitalization was never consummated.

In July 2001, the Company entered into termination and settlement agreements with its then Chairman and Acting Chief Executive Officer and Vice President, Corporate Development. Among other provisions, the agreements provided for the Company to make severance payments totaling approximately $100,000 over six months and $47,000 over three months which payments have been made and been charged to operations. The agreements also cancelled options to purchase 1,459,999 Common Shares.


NOTE M - FINANCIAL CONSULTING AGREEMENT

On November 24, 2000, the Company entered into an agreement with a financial consultant, Equilink, for which the consultant received 900,000 Common Shares, 70,000 shares of the Series C Preferred Stock (see Note I) and five year warrants to purchase 2,000,000 Common Shares exercisable at $3 per share, for past and future services and expenses. Included in the past services were fees totaling $338,438 relating to services and expenses of the aborted Mail merger, $302,812 relating to the terminated acquisition of Orbit Networks, Inc., $226,812 for expenses relating to the $7 million convertible notes and $3,704,999 relating to the terminated Global acquisition. During Fiscal 2001, the Company expensed approximately $2,171,000 related to Equilink's services. See Item [7] Redemption Agreement of Note I.



NOTE N - MAJOR CUSTOMERS

The Company has one customer who accounted for 14% of net sales for the Fiscal 2002 and accounted for 17% of accounts receivable at November 30, 2002. This customer accounted for 9% of sales for Fiscal 2001.

The Company has another customer, which is principally owned by an employee of the Company. This customer accounted for 10% of net sales for Fiscal 2002 and Fiscal 2001. The accounts receivable for this customer at November 30, 2002 and 2001 were less than 1%. The Company's personnel performs all services incidental to the operations of this customer.


NOTE O - MAJOR SUPPLIERS

During  Fiscal 2002, there were two foreign suppliers accounting for  11%  and  36% of total inventory purchased.  During  Fiscal
2001,  the same two foreign suppliers accounted for 11% and  29%
of total inventory purchased.

The  Company  purchases a significant portion  of  its  products
overseas.   For  Fiscal  2002, the Company  purchased  47%  from
Taiwan,  18% from Hong Kong, 21% from elsewhere in Asia  and  2%
overseas outside of Asia.


NOTE P - EXPORT SALES

The Company's export sales approximated:

                                   Fiscal 2002    Fiscal 2001
                                   -----------    -----------

Canada                              $  444,095     $  871,000
Asia                                 1,492,723      1,294,000
Europe                                  21,608        185,000
Central America                         38,339         21,000




NOTE Q - CONTINGENCIES AND OTHER MATTERS

In September 2000, Surge and Global were named in an arbitration instituted by Efflux Inc. ("Efflux") with the American
Arbitration Association. The allegations by Efflux relate solely to the relationship between Efflux and Global and certain services allegedly provided by Efflux to Global under several written contracts, and Global's alleged failure to pay for such services. Efflux Inc. alleged damages of approximately $286,000 plus expenses and consequential damages. Surge was originally named as a "relief respondent" under the theory of successor liability and conversion. Efflux also sought to enjoin Surge from converting Efflux's work product and for damages relating to any use of their product to date. Since Surge has terminated the acquisition of Global and has not utilized any of Efflux's software, management, upon consultation with counsel, believes the Company has meritorious defenses and intends to apply for dismissal of this matter.

In December 2000, an arbitration claim filed in Mexico was instituted, naming Superus Holdings and Global in an action asserted by two companies in Mexico. The action alleges that Global did not consummate an agreement to purchase one of the companies. During 2002, this action was dismissed.

The  accompanying financial statements make no provision for any
liability   that  might  result  from  the  outcome   of   these
uncertainties.

During Fiscal 2000 and Fiscal 2001, the Company made certain potentially questionable payments of approximately $2,137,000 and $774,000, respectively. These payments are currently the subject of an investigation by the SEC. The recipient of these payments repaid the Company $1,000,000 during Fiscal 2001, which was included in other income.

In May 2001, the law firm of Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was engaged to assist in an investigation concerning the payments referred to above and to recommend policies to prevent any similar future payments. Due, in part, to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, the Company was unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "potentially questionable payments". The Company has taken steps to ensure that such payments are not made in the future, including requiring that payments above $5,000 not be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000 and adopting a Code of Conduct. Except for proceedings relating to the SEC inquiry commenced in October 2001, the Company is not aware of any pending proceedings relating to the questionable payments. There can be no assurance that these potentially questionable payments and related investigation will not lead to other proceedings.


NOTE R - DEBT NOT IN COMPLIANCE WITH TERMS

  In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% (6.75% at November 30, 2002). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. During Fiscal 2002, we were not in compliance with the tangible net worth covenant. On August 31, 2002, we were not in compliance with the tangible net worth covenant but we received a waiver from the Lender. On November 30, 2002, we were not in compliance with the tangible net worth covenant. We anticipate continuing to not be in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at anytime and has the following rights, among others: (1) to demand immediate repayment o borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise any of such rights, if it did so during an inopportune time for the Company, it could result in a severe liquidity crisis for the Company. As of February 28, 2003, the Company has $422,654 outstanding under the Credit Line.






                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 13, 2003                     Surge Components, Inc.


                                          By:/s/Ira Levy
                                             -------------------
                                             Ira Levy, President

/s/ Ira Levy
---------------------     President and Director   March 13, 2003
Ira Levy                  (Principal Executive
                           and Financial Officer)


/s/ Steven J. Lubman      Vice President,          March 13, 2003
---------------------     Secretary, Chief
Steven J. Lubman          Financial Officer and
                          Director (Principal
                          Accounting Officer)


/s/ Lawrence Chariton     Director                 March 13, 2003
---------------------
Lawrence Chariton


/s/ David Siegel
---------------------     Director                 March 13, 2003
David Siegel


/s/ Mark Siegel
---------------------     Director                 March 13, 2003
Mark Siegel


/s/ Alan Plafker
---------------------     Director                 March 13, 2003
Alan Plafker






                          EXHIBIT INDEX
                          -------------



11             Statement re computation of per share earnings.

21             Subsidiaries of Surge Components, Inc.

23.1           Consent of Eisner LLP (formerly Richard A. Eisner & Company,
               LLP)

23.2           Consent of Seligson & Giannattasio LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Report and Certification of Trustee in No Asset Case filed in the United States Bankruptcy Court District of Delaware by Jeffrey L. Burtch, Trustee of Superus Holdings, Inc. dated June 18, 2002.