Form 10QSB
period 2003-02-28
SURGE COMPONENTS INC
filed 2003-04-14
CIK 747540

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB



(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended February 28, 2003
                                          -----------------

[    ]     Transition report pursuant to Section 13 or 15(d) of
           the Exchange Act

           For the transition period from              to
                                          ------------    ------------

Commission file number  0 - 14188
                        ---------


                      Surge Components, Inc.
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


    New York                                11-2602030
----------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


             95 Jefryn Boulevard, Deer Park, NY 11729
-------------------------------------------------------------------
             (Address of principal executive offices)


                          (631) 595-1818
-------------------------------------------------------------------
                    (Issuer's telephone number)


-------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 7, 2003, 8,743,326 shares of common stock, par value $.001 per share were outstanding.


Transitional Small Business Disclosure Format (check one):

Yes [  ]      No [X]







             SURGE COMPONENTS, INC. AND SUBSIDIARIES

                       Index to Form 10-QSB

        for the Period Ended February 28, 2003





     PART I.  FINANCIAL INFORMATION                          Page
                                                             ----

     Item 1.  Financial Statements:

     Consolidated Balance Sheets                             3 - 4

     Consolidated Statements of Income Operations
     and Comprehensive Income Loss                               5

     Consolidated Statements of Cash Flows                       6

     Notes to Consolidated Financial Statements              7 - 9

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation.                             10- 17

     Item 3. Controls and Procedures                         17

     PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                              18

     Item 6.  Exhibits and Reports on Form 8-K.              18


     Signatures                                              19

     Certifications                                          20





             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS




                                         February 28,  November 30,
                                              2003        2002
                                         -----------   -----------
                                         (Unaudited)
                  ASSETS
                  ------

Current assets:
 Cash                                     $1,390,899   $1,494,441
Marketable securities - available for sale   273,430      270,145
Accounts receivable (net of allowance for
 doubtful accounts of $40,335)             2,004,962    1,557,947
Inventory, net                             1,708,783    2,121,198
Prepaid expenses and income taxes             65,822      116,946
                                           ---------    ---------
  Total current assets                     5,443,896    5,560,677

Fixed assets - net of accumulated depreciation
 and amortization of $880,747 and
 $814,505                                  1,129,707    1,173,585

Other assets                                   4,294        4,054
                                           ---------    ---------

   Total assets                           $6,577,897   $6,738,316
                                           =========    =========



             SURGE COMPONENTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                          February 28,  November 30,
                                              2003         2002
                                          -----------   -----------
                                          (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Debt not in compliance with terms     $    422,654   $    467,071
  Accounts payable                         2,041,794      1,774,738
  Accrued expenses                           713,289        859,320
                                           ---------      ---------
     Total current liabilities             3,177,737      3,101,129

Deferred rent                                 52,033         48,306
                                           ---------      ---------
     Total liabilities                     3,229,770      3,149,435
                                           ---------      ---------
Minority  interest                            13,870         25,328
                                           ---------      ---------

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value stock,
     1,000,000 shares authorized:
     Series A - 260,000 shares
     authorized, none outstanding.
     Series B - 200,000 shares
     authorized, none outstanding,
     non-voting, convertible,
     redeemable.  Series C -
     100,000 shares authorized,
     42,700 shares issued
     and outstanding,  redeemable,
     convertible,and a
     liquidation preference of
     $5 per share                                 43            43
  Common stock - $.001 par value stock,
    25,000,000 shares authorized,
    8,743,326 shares issued and
    outstanding                                8,744         8,744
  Additional paid-in capital              22,970,280    22,980,955
  Stock subscriptions receivable              (2,100)       (3,500)
  Accumulated other comprehensive loss -
    unrealized loss on marketable securities -
    available for sale                       (16,864)      (17,439)
  Accumulated deficit                    (19,625,846)  (19,405,250)
                                          ----------    ----------

     Total shareholders' equity            3,334,257     3,563,553
                                          ----------    ----------

     Total  liabilities and
      shareholders' equity               $ 6,577,897   $ 6,738,316
                                          ==========    ==========


See notes to consolidated financial statements.




              SURGE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            (UNAUDITED)
                                           Three Months Ended
                                               February 28,

                                            2003         2002
                                       ----------     ----------
Net sales                              $3,040,335     $2,794,077

Cost  of  goods  sold                   2,232,650      2,011,856
                                      -----------    -----------
Gross  profit                            807,685         782,221
                                      -----------    -----------
Operating expenses:
 Selling and shipping expenses           254,616         234,158
 General and administrative
  expenses                               722,655         838,354
 Financial consulting services             --             75,000
                                      ----------     -----------

     Total  operating  expenses          977,271       1,147,512
                                      ----------     -----------
Loss before other income (expense)
  and  income  taxes                    (169,586)       (365,291)
                                      ----------     -----------
Other income (expense):
  Investment  income                       6,478          14,429
  Interest  expense                      (58,699)         (4,135)
  Loss on sale of securities                   -          (8,307)
                                      ----------     -----------

     Other income (expense)              (52,221)          1,987
                                      ----------     -----------
                                        (221,807)       (363,304)

Minority interest                         11,453               -
                                      ----------     -----------
Loss before income taxes                (210,354)       (363,304)

Income taxes                              10,242           5,043
                                      ----------     -----------

Net loss                                (220,596)       (368,347)
Dividends on preferred stock              36,850          15,500
                                      ----------     -----------
Net loss available to
  common shareholders                 $ (183,746)    $  (383,847)
                                      ==========     ===========
Other comprehensive loss
 Net loss                               (220,596)       (368,347)
 Unrealized holding gain (loss)
  on investment securities                  (575)        (14,908)
 Reclassification adjustment-
  loss on sale of securities                   -           8,037
                                       ----------    -----------

       Total comprehensive loss        $(221,171)    $  (375,218)
                                       =========     ===========
Weighted average shares outstanding
 Basic                                 8,743,326       9,022,448
 Diluted                               8,743,326       9.022,448

(Loss) available to common
 shareholders, per share
  Basic                                $    (.02)   $       (.04)
  Diluted                              $    (.02)           (.04)



See notes to consolidated financial statements.




              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                             Three Months Ended
                                                 February 28,
                                               2003       2002
                                              --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  loss                                  $(220,596)  $ (368,347)                                $(2,093,265000)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization              66,242       83,432
    Minority interest                         (11,458)           -
    Loss on sale of securities                      -        8,307

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                         (447,015)     135,380
 Inventory                                    412,415      174,741
 Prepaid expenses and income taxes             50,884     (193,147)
 Accounts payable                             267,052      (17,923)
 Accrued expenses and taxes                  (156,702)    (376,792)
 Deferred rent                                  3,727        5,318
                                            ---------   ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES      (35,451)    (549,031)
                                            ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities             (2,710)     (12,241)
 Proceeds from sale of marketable securities        -      200,000
 Collections of amounts due under repurchase
  agreement                                         -      260,459
 Acquisition of fixed assets                  (22,364)      (6,854)
                                            ---------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES      (25,074)     441,364
                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock subscription
  receivable                                    1,400        1,500
 Net borrowings on loan payable               (44,417)           -
                                            ---------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES      (43,017)       1,500
                                            ---------    ---------
NET CHANGE IN CASH AND EQUIVALENTS           (103,542)    (106,167)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD 1,494,441    1,030,181
                                            ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD      $1,390,899   $  924,014
                                            =========    =========
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
 Income taxes paid                         $    5,329   $    5,043
                                            =========    =========
 Interest paid                             $   58,699   $    4,135
                                            =========    =========


See notes to consolidated financial statements.



              SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FEBRUARY 28, 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc. ("Superus"), Surge/Lelon, LLC, Surge Acquisition Corporation and Surge Components, Limited contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2003 and the related statements of operations and comprehensive loss and cash flows for the three months ended February 28, 2003 and 2002.

The consolidated results of operations for the three months ended February 28, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 2002.

NOTE 2 - SUPERUS BANKRUPTCY
---------------------------

In March 2002, Superus filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy code. The Court is currently reviewing the bankruptcy petition.


Note 3 - SETTLEMENT AGREEMENT
---------------------------------------------------------

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed to, among other things, not to disparage the Company in any manner, in exchange for $225,000 in settlement of potential claims relating to services provided by the Investors. The shares were held in escrow until the final payment was made. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $193,850 to income during the quarter ending May 31, 2002, in connection with the settlement.




             SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FEBRUARY 28, 2003


NOTE 4 - PREFERRED DIVIDENDS
----------------------------

Dividends on the Non-Voting Redeemable Convertible Series C Preferred Stock aggregating $36,850 for the semiannual periods ended December 31, 2001, June 30, 2002, and December 31, 2002, have not been paid. The Company has accrued these dividends.

NOTE 5 - SEC INVESTIGATION
--------------------------

During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain potentially questionable payments of approximately $2,137,000 and $774,000, respectively. These payments are currently the subject of an investigation by the Securities and Exchange Commission (the "SEC". The recipient of these payments repaid $1 million to the Company in the quarter ending May 31, 2001, which was included in other income.

In May 2001, the law firm Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was engaged to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, the Company was unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "potentially questionable payments". The Company has taken steps to ensure that such payments are not made in the future, including requiring that payments above $5,000 not be made to any party except a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000 and adopting a Code of Conduct. Except for proceedings relating to the SEC inquiry commenced in October 2001, the Company is not aware of any pending proceedings relating to the potentially questionable payments. The Company has not been contacted by the SEC regarding its investigations since March 2002. There can be no assurance that these potentially questionable payments and related investigation will not lead to other proceedings.

NOTE 6 - DEBT NOT IN COMPLIANCE WITH TERMS
------------------------------------------

In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% (6.75% at February 28, 2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance



              SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FEBRUARY 28, 2003


NOTE 6 - DEBT NOT IN COMPLIANCE WITH TERMS (continued)
------------------------------------------------------

of   the  Credit  Line.  The  Credit  Line  is  collateralized   by
substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. On February 28, 2003, we were not in compliance with the tangible net worth covenant. We anticipate continuing to not be in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at anytime and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise any of such rights, if it did so during an inopportune time for the Company, it could result in a severe liquidity crisis for the Company. As of February 28, 2003, the Company has $422,654 outstanding under the Credit Line.


NOTE 7 - AUTHORIZED REPURCHASE
------------------------------

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




 Item 2. Management's Discussion and Analysis or Plan of Operation

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

       -  our business strategies and future plans of operations,

       - general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

       - political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials including the current war with Iraq and the health crisis in the Far East,

       - the market acceptance and amount of sales of our products and services,

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

       -  our historical losses,

       - the competitive environment within the electronic components industry,

       -  our ability to raise additional capital, if and as needed,

       -  the cost-effectiveness of our product development activities,

       - the effect of our non compliance with the tangible net worth covenant of our loan agreement with our principal lender,

       -  the effect of the delisting of our common stock, par value
          $.001 per share (the "Common Shares") from the NASDAQ Stock Market and the proposed delisting of our Common Shares from The Boston Stock Exchange

       - the extent of any further investigations or proceedings with respect to certain potentially questionable payments made by Surge during its fiscal year ended November 30, 2000 and its quarter ended February 28, 2001 and

       - the other factors and information discussed in other sections of this report.


     Shareholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002, both of which have been filed with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

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

      The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. During February 2002, the Company obtained $1,500,000 of credit insurance covering most of its customers.

      Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. The Company, at February 28, 2003, has a reserve against slow moving and obsolete inventory of approximately $1,051,000.

      The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured. The Company has provided for a valuation allowance totaling approximately $7,441,000.

     Current accounting guidance allows for several options in the reporting of stock options granted to employees or directors as compensation. The Company has adopted the disclosure only provisions of SFAS Number 123, "Accounting for Stock-Based
Compensation." Under these provisions, the Company has not provided for a charge for compensation in its statements of operations related to the granting of options to its employees and directors. No such options were granted during the fiscal year ended November 30, 2002 or for the three months ended February 28, 2003.

Results of Operations

     Consolidated net sales for the three months ended February 28, 2003 increased by $246,258, or 9%, to $3,040,335 as compared  to  net sales of $2,794,077 for the three  months  ended
February  28,  2002.  The  net sales for the  three  months  ended
February 28, 2003 for Surge without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, increased by $342,082, or 20% when compared to the three months ended February 28, 2002. The Company had higher sales during the current year as a result of obtaining new customers.

     The net sales for the three months ended February 28, 2003 for Challenge decreased by $95,824, or 9% when compared to the three months ended February 28, 2002. Challenge continues to experience depressed sales due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to adversely affect Challenge's sales for 2003. Any future improvements in sales (and possible profitability) are expected to be based on future demand and supply for Challenge's product mix. However, Challenge started an audible products division in 1999. Sales of speakers, fans and buzzers by this division increased
steadily   since   their introduction.

      The semiconductor industry has historically experienced wide fluctuations in the supply and demand of semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. The supply currently far exceeds the demand and has resulted in declining average selling prices for our products as companies seek to sell their inventories. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase sales volume of existing products and to successfully introduce and sell new products.

     While we cannot predict future performance, we believe opportunities exist for growth in the United States and Asia. We are continually looking into new product lines and strategic partnerships which could assist in the Company's growth.


      Our gross profit for the three months ended February 28, 2003 increased by $25,464 or 3%, as compared to the three months ended February 28, 2002. Gross margin as a percentage of net sales, however, decreased from 28% for the three months ended February 28,
2002  to  27% for the three months ended February 28,  2003.   The
increase in our gross profit was a result of increased sales from new customers. The decrease in the gross margin as a percentage of net sales is a result of the economic slowdown of electronic components and industry pricing pressures requiring us to lower our prices.

     General and administrative expenses for the three months ended February 28, 2003 decreased by $115,699, or 14%, as compared to
the  three  months  ended  February  28,  2002.   The  decrease  is
primarily due to decreased professional fees.


      Selling and shipping expenses for the three months ended February 28, 2003 increased by $20,458, or 9%, as compared to the three months ended February 28, 2002. This increase is primarily due to the increased sales commissions and related selling expenses resulting from higher sales in the current three-month period.

     No financial consulting fees and expenses were incurred during the three months ended February 28, 2003. Financial consulting fees and expenses for the three months ended February 28, 2002 were $75,000, representing the cost of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. In April 2002, the Company entered into a settlement agreement with an investment banker, as more fully explained below in the liquidity and capital resource section.

      Interest expense increased $54,564 for the three months ended February 28, 2003, as compared to the three months ended February
28, 2002.   This increase is attributable to the Company borrowing
funds from an asset based lender.

     Investment income for the three months ended February 28, 2003 decreased by $7,951, or 55%, as compared to the three months ended February 28, 2002. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

     During the year ended November 30, 2000 and the quarter ended February 28,2001, we made certain potentially questionable payments totaling approximately $2,137,000 and $774,000, respectively. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, the transaction was disclosed to our legal counsel to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at the time, and thereafter, that such payments were not illegal, so long as the recipient of the payments received an
IRS Form 1099, and all payments were made by check. The costs of such payments were recorded in our books and records and financial statements. We duly issued a Form 1099 to the recipient of the payments. According to Steven Lubman, Vice President, in mid-March 2001 he became aware of a document in a criminal proceeding unrelated to us in which similar payments were described as
kickbacks.   This caused  management  to seek the affirmation  of
the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, we disclosed in our Form 10-QSB Quarterly Report filing that the questionable payments had been made.

     After receipt of the March 22, 2001 letter referred to above, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid. $1 million was repaid to the Company. In May 2001, the law firm of Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. was formally engaged by the Company to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "questionable payments". We have taken steps to ensure that such payments are not made in the future, including requiring that all payments above $5,000 be made to a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and Audit Committee members, as well as, as soon as feasible, a controller and chief financial officer. The Company has not been contacted by the SEC regarding its investigation since March 2002. Except for the SEC inquiry referred to above, we are not aware of any pending proceedings relating to the questionable payments.

     The Company received a letter from a lawyer from a collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C., our former legal counsel ("SBK") asserting a claim for legal fees of approximately $665,000. These charges are included in our liabilities on our Balance Sheet at February 28, 2003. These fees relate to services rendered by SBK between one and two years ago. We responded to this letter by disputing that the Company owes these fees and asserting that we believe we have substantial additional claims against SBK. The Company is presently engaged in evaluating how it intends to proceed with these claims. While we believe we have good claims against SBK, we have no assurance that we will be successful in asserting these claims against SBK, or whether SBK will be successful in its claims against the Company.

      As result of the foregoing, the Company on a consolidated basis had a net loss of $220,596 for the three months ended
February 28, 2003, as compared to $368,347 for the three months ended February 28, 2002.



Liquidity and Capital Resources

     Working capital decreased by $193,389 during the three months ended February 28, 2003 from $2,459,548 at November 30, 2002, to $2,266,159, at February 28, 2003. This decrease resulted primarily from the decrease in inventory and accrued expenses and as partially offset by a increase in accounts payable and accounts receivable. Our current ratio decreased from 1.8:1 at November 30, 2002, to 1.7:1 at February 28, 2003. Inventory turned 1.2 times during the three months ended February 28, 2003 as compared to 0.90 times during the three months ended February 28, 2002. The average number of days to collect receivables remained the same at 53 days. We believe that working capital levels and available financing are adequate to meet the current operating requirements during the next twelve months.

         In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% per annum (6.75% at February 28, 2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily outstanding balance under the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At February 28, 2003, we were not in compliance with the tangible net worth covenant. We anticipate continuing to be not in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at any time and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise such rights, if it did so at an inopportune time for the Company, it could result in a severe liquidity crisis for the Company, forcing us to use our available cash, which may or may not be sufficient, and obtain alternative financing at a difficult time.

  We incur substantial operating costs. These costs principally consist of rent, payroll, professional fees, insurance premiums and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we are attempting to streamline our operations and reviewing other possible areas of cost reductions.

     Our headquarters are leased from a company owned by certain of our officers, directors and shareholders. Rental costs for the premises were approximately $52,700 for the three months ended February 28, 2003. The lease agreement calls for a three percent (3%) increase each year and terminates September 30, 2010. Amortization of the leasehold improvements is made ratably over the shorter of the ten-year term of the lease or the life of the improvements.


      In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock at a price between $.04 and $.045. No action has been taken on the above authorization, since the stock is currently trading at a higher amount.

      During the three months ended February 28, 2003, we had net cash used in operating activities of $35,451, as compared to $549,031 in the three months ended February 28, 2002. The decrease decrease in cash used in operating activities resulted from the decrease in Company's net loss, a decrease in accrued expenses and an increase in prepaid expenses and income taxes, partially offset by a decrease in inventory.

     We had net cash used in investing activities of $(25,074) for the three months ended February 28, 2003, as compared to net cash provided by investing activities of $441,364 for the three months ended February 28, 2002. The net cash used in investing activities during the three months ended February 28, 2003 resulted primarily from the purchase of marketable securities and fixed assets.

     We   had  net  cash used  in  financing  financing
activities of $43,017 for the three months ended February 28, 2003, as compared to net cash provided by financing activities of approximately $1,500 for the three months ended February 28, 2002. The cash used in financing activities during the quarter ended February 28, 2003 was a result of the payments to the credit line.

     As a result of the foregoing, the Company had a net decrease in cash and equivalents of $103,542 during the three months ended February 28, 2003, as compared to $106,167 for the three months ended February 28, 2002.

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


Inflation And Increasing Interest Rates

     In  the  past  two  fiscal  years, inflation  has  not  had  a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results. In addition, the interest on the Company's line of credit is based upon the prime rate. Any significant increase in the prime rate could significantly impact our future operating results.


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




           PART II   OTHER INFORMATION


Item 1.   Legal Proceedings.

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


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               3.1 Certificate of Incorporation of the Company,  as
               amended.  (1)

               3.2  By-Laws of the Company. (1)

               99.1 Certification Pursuant to 18 U.S.C. Section
               1350, as Adopted       Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.
       --------------------

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



                                SURGE COMPONENTS, INC.



                                By: /s/ Ira Levy
                                    ----------------------
                                    Ira Levy
                                    Chief  Executive  Officer
                                    and President
                                    (Principal Executive  and
                                    Financial Officer)


  Dated:  April 11, 2003








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

           4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: April 11, 2003


                               /s/Ira Levy
                               ----------------------------------
                               Name:  Ira Levy
                               Title: Chief Executive Officer
                                      and President
                                      (Principal  Executive
                                       Officer and Principal
                                       Financial Officer)




                                                   Exhibit 99.1



                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



      In connection with the Quarterly Report of Surge Components, Inc. (the "Company") on Form 10-QSB for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Ira Levy, Chief Executive Officer and President of the Company certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

           (1)  The Report fully complies with the requirements  of
Section  13(a) or Section 15(d) of the Securities Exchange  Act  of
1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


April 11, 2003

                                   /s/Ira Levy
                                   --------------------------
                                   Name: Ira Levy
                                   Title: Chief Executive Officer
                                          and President
                                          (Principal Executive and
                                           Financial Officer)


      This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.