Form 10QSB
period 2003-05-31
SURGE COMPONENTS INC
filed 2003-07-15
CIK 747540

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB


(Mark One)

[ X ]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended May 31, 2003
                                    -------------

[    ]      Transition report pursuant to Section 13 or 15(d) of
the Exchange Act

     For the transition period from               to
                                   ---------------  ---------------


Commission file number  0 - 14188
                       --------------


                  Surge Components, Inc.
-------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


New York                                     11-2602030
-------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)             Identification No.)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, 8,743,326 shares of common stock, par value $.001 per share were outstanding.


Transitional Small Business Disclosure Format (check one):
Yes   [      ]         No   [  X   ]




                SURGE COMPONENTS, INC. AND SUBSIDIARIES

                       Index to Form 10-QSB

           for the Period Ended May 31, 2003


                                                                    Page
     PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

       Consolidated Balance Sheets                                    3-4

       Consolidated Statements of Income Operations and Comprehensive
        IncomeLoss                                                    5

       Consolidated Statements of Cash Flows                          6

       Notes to Consolidated Financial Statements                     7-9

     Item 2.  Management's Discussion and Analysis or Plan of
      Operation.                                                      10-17

     Item 3. Controls and Procedures                                  17

    PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                                       18

     Item 6.  Exhibits and Reports on Form 8-K.                       18


     Signatures                                                      19

     Certifications                                                 20-22




                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS





                                           May 31,      November 30,
                                            2003            2002
                                         -------------   --------
                                           (Unaudited)
                  ASSETS
               -----------
Current assets:
 Cash                                     $  878,360   $1,494,441
Marketable securities - available for sale   275,587      270,145
Accounts receivable (net of allowance for
 doubtful accounts of $40,335)             1,864,822    1,557,947
Inventory, net                             1,887,374    2,121,198
Prepaid expenses and income taxes             98,435      116,946
                                           ---------    ---------
  Total current assets                     5,004,578    5,560,677

Fixed assets - net of accumulated
 depreciation and amortization of
 $946,750 and $814,505                     1,068,407    1,173,585

Other assets                                   3,511        4,054
                                           ---------    ---------

   Total assets                           $6,076,496   $6,738,316
                                           =========    =========

See notes to consolidated financial statements.



              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                                             May 31,     November 30,
                                              2003          2002
                                            ----------  -------------
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Debt not in compliance with terms      $   193,238   $   467,071
  Accounts payable                         1,985,604     1,774,738
  Accrued expenses                           743,420       859,320
                                          ----------    ----------
     Total current liabilities             2,922,262     3,101,129

Deferred rent                                 55,760        48,306
                                          ----------    ----------
     Total liabilities                     2,978,022     3,149,435
                                          ----------    ----------
Minority  interest                             3,024        25,328
                                          ----------    ----------
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par
   value stock, 1,000,000 shares
   authorized: Series A - 260,000
   shares authorized, none
   outstanding. Series B -
   200,000 shares authorized,
   none outstanding, non-
   voting, convertible,
   redeemable.  Series C -
   100,000 shares authorized,
   42,700 shares issued
   and outstanding, redeemable,
   convertible, and a
   liquidation preference of
   $5 per share                                    43            43
  Common stock - $.001 par value stock,
    25,000,000 shares authorized,
    8,743,326 shares issued and outstanding     8,744         8,744
  Additional paid-in capital               22,970,280    22,980,955
  Stock subscriptions receivable               (1,000)       (3,500)
  Accumulated other comprehensive loss -
    unrealized loss on marketable securities -
    available for sale                        (17,154)      (17,439)
  Accumulated deficit                     (19,865,463)  (19,405,250)
                                           ----------    ----------
     Total shareholders' equity             3,095,450     3,563,553
                                           ----------    ----------
     Total  liabilities and
      shareholders' equity              $  6,076,496    $ 6,738,316
                                          ==========     ==========


See notes to consolidated financial statements.





              SURGE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            (UNAUDITED)

                             Six Months Ended       Three Months Ended
                                   May 31,                  May 31,
                               2003     2002            2003      2002
                             ------    -------         ------    ------

Net sales                 $5,719,444  $5,362,399     $2,679,109  $2,568,322

Cost of goods sold         4,224,764   3,881,906      1,992,114   1,870,050
                          ----------   ---------    -----------   ---------
Gross profit               1,494,680   1,480,493        686,995     698,272
                          ---------- -----------    -----------   ---------
Operating expenses:
 Selling and shipping
  expenses                   547,894     484,305        293,278     250,146
 General and administrative
  expenses                 1,364,861   1,823,505        642,206     985,151
 Financial consulting
  services                       --      268,850             --     193,850
                           ---------   ---------      ----------  ---------
   Total operating
    expenses              1,912,755    2,576,660        935,484   1,429,147
                         ----------    ---------      ---------   ---------

Loss before other
 income (expense)
 and income taxes          (418,075)  (1,096,167)      (248,489)   (730,875)
                         ----------   ----------      ---------   ---------
Other income (expense):
  Investment  income         11,927       35,376          5,449     20,947
  Interest expense          (64,296)      (9,601)        (5,597)    (5,466)
  Loss on sale
   of securities                 --      (81,282)            --     (72,975)
                         ----------   ----------      ---------   ---------

     Other  income
      (expense)             (52,369)     (55,507)          (148)    (57,494)

                         -----------  -----------     ----------  ---------
                           (470,444)  (1,151,674)      (248,637)   (788,369)

Minority interest            22,303           --         10,850          --
                         ----------    ---------        -------   ---------

Loss before income taxes   (448,141)  (1,151,674)      (237,787)   (788,369)

Income  taxes                12,072        8,536          1,830       3,493
                         ----------    ----------      ---------  ---------

Net   loss                 (460,213)  (1,160,210)      (239,617)   (791,862)
Dividends on preferred
 stock                       36,850       15,500             --          --
                         ----------   ----------       ---------   ---------

Net loss available
 to  common shareholders $ (497,063) $(1,175,710)     $ (239,617)  $(791,862)
                           ========    =========       =========   =========
Other comprehensive loss
 Net loss                  (460,213)  (1,160,210)       (239,617)   (791,862)
 Unrealized holding
  (loss) gain on
  investment securities        (285)     (49,282)            290     (34,374)
 Reclassification adjustment-
  loss on sale  of  securities   --       81,282              --      72,975
                           ---------  ----------       ---------   ---------

      Total comprehensive
       loss              $ (460,498) $(1,128,210)     $ (239,327)  $(753,261)

                         ==========  ===========      ==========   =========
Weighted average shares
 outstanding
  Basic                   8,743,326   8,946,189        8,743,326  8,871,588
  Diluted                 8,743,326   8,946,189        8,743,326  8,871,588


(Loss) available to
  common shareholders,
  per share
   Basic                 $    (.06)  $    (.13)       $    (.03) $    (.09)
  Diluted                $    (.06)  $    (.13)       $    (.03) $    (.09)


See accompanying notes to consolidated financial statements.




                SURGE COMPONENTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                      Six Months Ended
                                                           May 31,
                                                      2003       2002
                                                    --------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net   loss                                     $  (460,213)  $(1,160,210)
 Adjustments to reconcile net income loss
  to net cash used by operating activities:
    Depreciation and amortization                    132,245      167,594
    Minority interest                                (22,303)          --
    Loss on sale of securities                            --       81,282
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                 (306,875)    305,959
 Inventory                                            233,824     202,495
 Prepaid  expenses and income taxes                    19,053     (59,678)
 Accounts   payable                                   210,865    (237,184)
 Accrued   expenses  and  taxes                      (126,575)   (222,185)
 Deferred rent                                          7,454      10,146
                                                    ---------  ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES             (312,525)   (911,781)
                                                    ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                     (5,156)    (25,233)
 Proceeds from sale of marketable securities               --     900,590
 Collections of  amounts  due  under  repurchase
  agreement                                                --     583,639
 Acquisition  of  fixed  assets                       (27,067)    (15,157)
                                                    ---------  ----------
NET  CASH  FLOWS  FROM INVESTING ACTIVITIES           (32,223)  1,443,839                                (102103,695000)
                                                    ---------  ----------
CASH FLOWS FROM PROVIDED BY INVESTING ACTIVITIES
 Proceeds Proceeds from stock subscriptions receivable  2,500       2,900
 Net borrowings on loan payable                      (273,833)         --
 Repurchase of shares                                      --     (31,170)
                                                    ---------   ---------

NET CASH  FLOWS FROM FINANCING ACTIVITIES            (271,333)    (28,270)
                                                    ----------  ---------

NET  CHANGE  IN  CASH AND EQUIVALENTS                (616,081)    503,788

CASH  AND  EQUIVALENTS  AT BEGINNING OF PERIOD       1,494,441  1,030,181

                                                   ----------- ----------
CASH  AND  EQUIVALENTS  AT END OF PERIOD           $   878,360 $1,533,969
                                                   =========== ==========
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
 Income  taxes  paid                               $     8,329 $    8,371
                                                   =========== ==========
 Interest  paid                                    $    64,296 $    9,601
                                                   =========== ==========
 Accrued  Dividends on Preferred Stock             $    10,675 $   15,500
                                                   =========== ==========


See notes to consolidated financial statements.





              SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MAY 31, 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

In   the  opinion  of  management,  the  accompanying  consolidated financial statements of Surge Components Inc., Challenge/Surge, Inc., Superus Holdings, Inc. ("Superus"), Surge/Lelon, LLC, Surge Acquisition Corporation and Surge Components, Limited contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2003 and the related statements of operations and comprehensive loss for the six and three months ended May 31, 2003 and 2002,and cash flows for the six months ended May 31, 2003 and 2002.

The consolidated results of operations for the six and three months ended May 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended November 30, 2002.

NOTE 2 - SUPERUS BANKRUPTCY
--------------------------------------------------

In March 2002, Superus filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy code. The Court is currently reviewing the bankruptcy petition.

NOTE 3 - SETTLEMENT AGREEMENT
------------------------------------------------------

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), the
Investors   transferred back to  the  Company  252,000 shares  of
common stock, and 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed to, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000 in settlement of potential claims relating to services provided by the Investors. The shares were held in escrow until the final payment was made.
In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $193,850 to income during the quarter ending May 31, 2002, in connection with the settlement.




           SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 20023


NOTE 4 - PREFERRED DIVIDENDS
--------------------------------------------------

Dividends on the Non-Voting Redeemable Convertible Series C Preferred Stock aggregating $36,850 for the semiannual periods ended December 31, 2001, June 30, 2002, and December 31, 2002, have not been paid. The Company has accrued these dividends.

NOTE 5 - SEC INVESTIGATION
------------------------------------------------------

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

NOTE 6 - DEBT NOT IN COMPLIANCE WITH TERMS
------------------------------------------


In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% (6.75% at May 31,
2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance




              SURGE COMPONENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 20023


NOTE 6 - DEBT NOT IN COMPLIANCE WITH TERMS (continued)
------------------------------------------------------


of   the  Credit  Line.  The  Credit  Line  is  collateralized   by
substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. On May 31, 2003, we were not in compliance with the tangible net worth covenant. We anticipate continuing to not be in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at anytime and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise any of such rights, if it did so during an inopportune time for the Company, it could result in a severe liquidity crisis for the Company. As of May 31, 2003, the Company has $193,238 outstanding under the Credit Line.


NOTE 7 - AUTHORIZED REPURCHASE
--------------------------------------------------------

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

       - the competitive environment within the electronic components industry,

       -    our ability to raise additional capital, if and as needed,

       -    the cost-effectiveness of our product development activities,

       - the effect of our non compliance with the tangible net worth covenant of our loan agreement with our principal lender,

       -    the effect of the delisting of our common stock, par value
          $.001 per share (the "Common Shares") from the NASDAQ Stock Market and the delisting of our Common Shares from The Boston Stock Exchange,


       - the extent of any further investigations or proceedings with respect to certain potentially questionable payments made by Surge during its fiscal year ended November 30, 2000 and its quarter ended February 28, 2001 and

       - the other factors and information discussed in other sections of this report.


     Shareholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

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

      The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. During February 2002, the Company obtained $1,500,000 of credit insurance covering most of its customers. In March 2003, the Company increased its coverage to $2,000,000 of credit insurance.

      Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. The Company, at May 31, 2003, has a reserve against slow moving and obsolete inventory of approximately $1,051,000.

      The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured. The Company has provided for a valuation allowance totaling approximately $7,442,000.

     Current accounting guidance allows for several options in the reporting of stock options granted to employees or directors as compensation. The Company has adopted the disclosure only provisions of SFAS Number 123, "Accounting for Stock-Based
Compensation." Under these provisions, the Company has not provided for a charge for compensation in its statements of operations related to the granting of options to its employees and directors. No such options were granted during the fiscal year ended November 30, 2002 or for the six months ended May 31, 2003.


Results of Operations

     Consolidated net sales for the six months ended May 31, 2003 increased by $357,045, or 7%, to $5,719,444 as compared to net sales of $5,362,399 for the six months ended May 31, 2002. Consolidated net sales for the three months ended May 31, 2003 increased by $110,787, or 4%, to $2,679,109 as compared to net sales of $2,568,322 for the three months ended May 31, 2002.

     The net sales for the six months ended May 31, 2003 for Surge without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, increased by $276,645, or 8% when compared to the six months ended May 31, 2002. The net sales for the three months ended May 31, 2003 for Surge decreased by $59,920, or 4% when compared to the three months ended May 31, 2002. The Company had higher sales during the first half of the current year as a result of obtaining new customers. The decrease in sales for the three months ended May 31, 2003 reflects the significant price competition in the semiconductor industry and decreased demand of certain key customers' products.

     The  net  sales  for the six months ended  May  31,  2003  for
Challenge increased by $52,533, or 3% when compared to the six months ended May 31, 2002. The net sales for the three months ended May 31, 2003 for Challenge increased by $148,357, or 17% when compared to the three months ended May 31, 2002. Challenge continues to experience depressed sales in their broker division due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown is expected to adversely affect
Challenge's sales for 2003.   Any future  improvements  in  sales
(and  possible  profitability)  are expected  to  be based on future
demand and supply for  Challenge's product  mix.   However,  Challenge
started an audible products division in 1999. Sales of speakers, fans and buzzers by this division increased steadily since their introduction through the addition of sales representatives and promotions. Currently, the majority of Challenge's sales are comprised from audible products.

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

     Surge Limited, Ltd and Surge/Lelon, LLC comprise the remainder of the six and three months sales totaling $27,867 and $22,350, respectively.

     While we cannot predict future performance, we believe opportunities exist for growth in the United States and Asia. We are continually looking into new product lines and strategic partnerships, which could assist in the Company's growth.

      Our gross profit for the six months ended May 31, 2003 increased by $14,187 or 1%, as compared to the six months ended May 31, 2002. Our gross profit for the three months ended May 31, 2003 decreased by $11,277 or 2%, as compared to the three months ended May 31, 2002. Gross margin as a percentage of net sales, however, decreased from 27.6% for the six months ended May 31, 2002 to 26.1% for the six months ended May 31, 2003. The increase in our gross profit was a result of increased sales from new customers during the first half of the year. The decrease in the gross margin as a percentage of net sales is a result of the economic slowdown of electronic components and industry pricing pressures requiring us to lower our prices.


     Selling and shipping expenses for the six months ended May 31, 2003 increased by $63,589, or 13%, as compared to the six months ended May 31, 2002. Selling and shipping expenses for the three months ended May 31, 2003 increased by $43,132, or 17%, as compared to the three months ended May 31, 2002. This increase is primarily due to the increased sales commissions and related promotional expenses resulting from higher sales in the current six-month period.

      General and administrative expenses for the six months ended May 31, 2003 decreased by $458,644, or 25%, as compared to the six months ended May 31, 2002. General and administrative expenses for the three months ended May 31, 2003 decreased by $342,945, or
35%,  as  compared to the three months ended May 31,  2002.   The
decrease is primarily due to decreased professional fees and through the Company's efforts to reduce overhead.

     No financial consulting fees and expenses were incurred during the six months ended May 31, 2003. Financial consulting fees and expenses for the six months ended May 31, 2002 were $268,850, representing the cost of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. In April 2002, the Company entered into a settlement agreement with an investment banker, as more fully explained below in the liquidity and capital resource section.

      Interest expense increased $54,695 for the six months ended May 31, 2003, as compared to the six months ended May 31, 2002. Interest expense remained relatively the same for the three months ended May 31, 2003, as compared to the three months ended May 31, 2002. This increase is attributable to the Company borrowing funds from an asset-based lender starting in July 2002.

     Investment income for the six months ended May 31, 2003 decreased by $23,449, or 66%, as compared to the six months ended May 31, 2002. Investment income for the three months ended May 31, 2003 decreased by $15,498, or 74%, as compared to the three months ended May 31, 2002. This decrease is primarily related to our reliance onuse of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

     During the year ended November 30, 2000 and the quarter ended February 28, 2001, we made certain potentially questionable payments
totaling approximately   $2,137,000   and  $774,000,   respectively.
Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that
supplier   and   another  distributor.   According  to   management
personnel responsible for making the payments, prior to making any payment, the transaction was disclosed to our legal counsel to determine whether payments to an employee of a supplier would be
legal.   Management personnel believed they had received reasonable assurances  at  the time, and thereafter, that such  payments  were not  illegal, so long as the recipient of the payments received  an
IRS  Form 1099, and all payments were made by check.  The costs  of such  payments were recorded in our books and records and financial
statements.   We  duly issued a Form 1099 to the recipient  of  the
payments.   According  to Steven Lubman, Vice  President,  in  mid-
March 2001 he became aware of a document in a criminal proceeding unrelated to us in which similar payments were described as kickbacks. This caused management to seek the affirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done.
Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 17, 2001, we disclosed in our Form 10-QSB Quarterly Report filing that the potentially questionable payments had been made.

     After receipt of the March 22, 2001 letter referred to above, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million
be  repaid.   $1 million was repaid to the Company.  In  May  2001,
the law firm of Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. was formally engaged by the Company to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due, in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such
payments.    The  investigation  did  not  uncover  any  additional
payments similar to the previously disclosed "potentially questionable
payments".    We have taken steps to ensure that such payments  are
not made in the future, including requiring that all payments above $5,000 be made to a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and Audit Committee members, as well as, as soon as economically feasible, a controller and chief financial officer.
The  Company  has  not  been contacted by  the  SEC  regarding  its
investigation  since  March  2002.   Except  for  the  SEC  inquiry
referred to above, we are not aware of any pending proceedings relating to the potentially questionable payments.

     The Company received a letter from a lawyer from a collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C., our former legal counsel ("SBK") asserting a claim for legal fees of approximately $665,000. These charges are included in our liabilities on our Balance Sheet at May 31, 2003. These fees relate to services rendered by SBK between one and two years ago. We responded to this letter by disputing that the Company owes these fees and asserting that we believe we have substantial additional claims against SBK. The Company is presently engaged in evaluating how it intends to proceed with these claims. While we believe we have good claims against SBK, we have no assurance that we will be successful in asserting these claims against SBK, or whether SBK will be successful in its claims against the Company.

      As result of the foregoing, the Company on a consolidated basis had a net loss of $460,213 for the six months ended May 31, 2003, as compared to $1,160,210 for the six months ended May
31, 2002. The Company on a consolidated basis had a net loss of $239,617 for the three months ended May 31, 2003, as compared to $791,862 for the three months ended May 31, 2002.




Liquidity and Capital Resources

     Working capital decreased by $377,232 during the six months ended May 31, 2003 from $2,459,548 at November 30, 2002, to
$2,082,316, at May 31, 2003. This decrease resulted primarily from the decrease in inventory and accrued expenses, the repayment of debt and as partially offset by an increase in accounts payable and accounts receivable. Our current ratio decreased from 1.8:1 at November 30, 2002, to 1.7:1 at May 31, 2003. Inventory turned
2.1 times during the six months ended May 31, 2003 as compared to
1.8 times during the six months ended May 31, 2002. The average number of days to collect receivables increased to 54 days from 52 days. We believe that working capital levels and available financing are adequate to meet the current operating requirements during the next twelve months.

         In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% per annum (6.75% at May 31, 2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily outstanding balance under the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At May 31, 2003, we were not in compliance with the tangible net worth covenant. We anticipate continuing to be not in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at any time and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise such rights, if it did so at an inopportune time for the Company, it could result in a severe liquidity crisis for the Company, forcing us to use our available cash, which may or may not be sufficient, and obtain alternative financing at a difficult time.

  We incur substantial operating costs. These costs principally consist of rent, payroll, professional fees, insurance premiums and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we are attempting to streamline our operations and reviewing other possible areas of cost reductions.

     Our headquarters are leased from a company owned by certain of our officers, directors and shareholders. Rental costs for the premises were approximately $100,000 for the six months ended May 31, 2003. The lease agreement calls for a three percent (3%) increase each year and terminates September 30, 2010. Amortization of the leasehold improvements is made ratably over the shorter of the ten-year term of the lease or the life of the improvements.

      In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock at a price between $.04 and $.045. No action has been taken on the above authorization, since the stock is currently trading at a higher amount.

     During the six months ended May 31, 2003, we had net cash used in operating activities of $312,525, as compared to $911,781 in the six months ended May 31, 2002. The decrease in cash used in operating activities resulted from the decrease in Company's net loss, a decrease in accrued expenses and an increase in prepaid expenses and income taxes, partially offset by a increase in accounts receivable.

     We had net cash used in investing activities of $(32,223) for the six months ended May 31, 2003, as compared to net cash provided by investing activities of $1,443,839 for the six months ended May 31, 2002. The net cash used in investing activities during the six months ended May 31, 2003 resulted primarily from the purchase of marketable securities and fixed assets.

     We   had  net  cash used  in  financing activities  of $271,333
 for the six months ended May  31,  2003,  as compared   to   net
cash  provided  by  financing   activities   of approximately  $28,270
for the six months ended May 31, 2002. The cash used in financing activities during the six months ended May 31, 2003 was a result of the payments to the credit line.

     As a result of the foregoing, the Company had a net decrease in cash and equivalents of $616,081 during the six months ended May 31, 2003, as compared to a net increase in cash and equivalents of $503,788 for the six months ended May 31, 2002.

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

                                 1
Item 3.      Controls and Procedures.

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


  Dated:  July 14, 2003




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


Date: July 14, 2003


                                     /s/Ira Levy
                                     -----------
                                     Name:  Ira Levy
                                     Title: Chief Executive Officer
                                            and Chief Financial Officer
                                           (Principal Executive
                                            Officer and Principal
                                            Financial Officer)