Form 10QSB
period 2003-08-31
SURGE COMPONENTS INC
filed 2003-10-15
CIK 747540

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended August 31, 2003
                                      ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                 to
                               ---------------    ----------------

Commission file number: 0-14188
                        -------

                         Surge Components, Inc.
------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

      New York                               11-2602030
------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

           95 Jefryn Boulevard, Deer Park, NY  11729
------------------------------------------------------------------
            (Address of principal executive offices)

                        (631) 595-1818
------------------------------------------------------------------
                   (Issuer's telephone number)

------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 2, 2003: 8,743,326 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):

                   Yes       No  X
                       ----     ----



             SURGE COMPONENTS, INC. AND SUBSIDIARIES

                       Index to Form 10-QSB

         for the Period Ended August 31, 2003



                                                          Pages
                                                          -----
     PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements:

     Consolidated Balance Sheets                             3-4

     Consolidated Statements of Income Operations and
     Comprehensive Loss                                        5

     Consolidated Statements of Cash Flows                     6

     Notes to Consolidated Financial Statements             7-10


     Item 2.  Management's Discussion and Analysis or Plan
     of Operation.                                         11-22


     Item 3.  Controls and Procedures.                        23


     PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.                               23


     Item 6.  Exhibits and Reports on Form 8-K.               24


     Signatures                                               25





                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS



                                        August  31,  November 30,
                                            2003         2002
                                         ---------    -----------
                                        (unaudited)
               ASSETS
               ------
Current assets:
  Cash                                  $  730,443     $1,494,441
  Marketable securities - available
   for sale                                276,044        270,145
  Accounts receivable (net of allowance
    for doubtful accounts of $40,335)    1,963,564      1,557,947
  Inventory,net                          1,874,322      2,121,198
   Prepaid expenses and income taxes        81,267        116,946
                                        ----------     ----------
         Total current assets            4,925,640      5,560,677

Fixed assets - net of accumulated
 depreciation of $1,009,934
 and $814,505                            1,005,223      1,173,585

Other  assets                                4,901          4,054
                                        ----------     ----------
Total assets                            $5,935,764     $6,738,316
                                        ==========     ==========


 See accompanying notes to consolidated financial statements.





              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


                                                  August 31,   November 30,
                                                     2003          2002
                                                  -----------   ----------
                                                  (unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Debt not in compliance with terms               $   379,030  $   467,071
  Accounts payable                                  1,827,779    1,774,738
  Accrued expenses and taxes                          698,463      859,320
                                                   ----------  -----------
        Total current liabilities                   2,905,272    3,101,129

Deferred rent                                          59,487       48,306
                                                   ----------  -----------
        Total liabilities                           2,964,759    3,149,435
                                                   ----------  -----------
Minority interest                                      26,374       25,328
                                                   ----------  -----------
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.001 par value stock,
   1,000,000 shares authorized: Series A - 260,000
   shares authorized, none outstanding. Series B -
   200,000 shares authorized, none outstanding,
   non-voting, convertible, redeemable. Series C -
   100,000 shares authorized, 42,700
   shares issued and outstanding, redeemable,
   convertible,redeemable,liquidation preference
   of $5 per share                                         43           43
Common stock - $.001 par value stock,
 25,000,000 shares authorized, 8,743,326
 shares issued and outstanding                          8,744        8,744
Additional paid-in capital                         22,959,605   22,980,955
Stock subscriptions receivable                             --       (3,500)
Accumulated other comprehensive loss-
 unrealized loss on marketable securities-
 available for sale                                   (18,916)     (17,439)
Accumulated deficit                               (20,004,845) (19,405,250)
                                                  -----------  -----------
Total shareholders' equity                          2,944,631    3,563,553
                                                  -----------  -----------
Total liabilities and shareholders' equity        $ 5,935,764  $ 6,738,316
                                                  ===========  ===========

See accompanying notes to consolidated financial statements.



                 SURGE COMPONENTS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               (UNAUDITED)


                                        Nine Months Ended          Three Months Ended
                                             August 31,              August 31,
                                         2 0 0 3      2 0 0 2      2 00 3       2 0 0 2
                                        --------     --------     ---------     --------

Net sales                             $ 8,535,530   $ 8,362,575   $2,816,086   $ 3,000,176

Cost of goods sold                      6,294,438     6,149,170    2,069,674     2,267,264
                                      -----------   -----------   -----------   -----------
Gross profit                            2,241,092     2,213,405      746,412       732,912
                                      -----------   -----------   -----------   -----------
Operating expenses:
 General and administrative expenses    2,003,598     2,564,792      638,737       741,287
 Selling and shipping expenses            793,442       745,894      245,548       261,589
 Financial consulting fees                     --       268,850           --            --
                                      -----------   -----------   -----------   -----------
      Total operating expenses          2,797,040     3,579,536       884,285     1,002,876
                                      -----------   -----------   -----------   -----------
Loss from operations                     (555,948)   (1,366,131)     (137,873)     (269,964)
                                      -----------   -----------   -----------   -----------
Other income and (expense):
 Investment income                         15,607        43,238         3,680         7,862
 Interest expense                         (82,157)      (23,592)      (17,861)      (13,991)
 Loss on sale of marketable securities         --       (81,282)           --            --
                                      -----------   -----------   -----------   -----------
     Total other income and (expense)     (66,550)      (61,636)      (14,181)       (6,129)
                                      -----------   -----------   ------------  -----------
                                         (622,498)    1,427,767)     (152,054)     (276,093)
Minority interest                         (32,704)          544        10,401          (544)
                                      -----------   -----------   -----------   -----------
Loss before income taxes                 (589,794)   (1,427,223)     (141,653)     (275,549)

Income taxes                                9,801        11,639        (2,271)        3,103
                                      -----------   -----------   -----------   -----------
Net loss                                 (599,595)   (1,438,862)     (139,382)     (278,652)
Dividends on preferred stock               47,525        26,175        10,675        10,675
                                      -----------   -----------   -----------   -----------
Net loss available to
 common shareholders                  $  (647,120)  $(1,465,037)    $(150,057)  $  (289,327)
                                      ===========   ===========    ===========   ===========
Other comprehensive loss:
  Net loss                               (599,595)   (1,438,862)     (139,382)     (278,652)
  Unrealized holding (loss) gain on
   securities  arising during the period   (1,477)      (45,422)       (1,762)        3,860
  Reclassification adjustment-loss
   on sale of securities                       --        81,282           --            --
                                     ------------   -----------   -----------   -----------
      Total comprehensive loss       $   (601,072)  $(1,403,002)    $(141,144)  $  (274,792)
                                     ============   ===========   ===========   ===========
Weighted average shares outstanding
  Basic                                 8,743,326     8,881,298     8,743,326     8,752,926
  Diluted                               8,743,326     8,881,298     8,743,326     8,752,926

Loss available to common shareholders, per share
  Basic                              $       (.07)  $      (.16)    $   (.02)  $      (.03)
  Diluted                            $       (.07)  $      (.16)    $   (.02)  $      (.03)



See accompanying notes to consolidated financial statements.



                 SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                         August 31,
                                                     2 0 0 3    2 0 0 2
                                                    ----------  ----------
                                                   (Unaudited)  (Unaudited)
OPERATING ACTIVITIES:
  Net loss                                       $  (599,595)  $(1,438,862)
  Adjustments to reconcile net
  loss to net cash used from
  operating activities:
      Depreciation and amortization                  195,429       253,084
      Loss on sale of marketable securities               --        81,282
      Minority interest                                1,046        33,191
      Deferred rent                                   11,181        15,220
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                               (405,617)      (64,176)
  Inventory                                          246,876       333,428
  Prepaid expenses and other assets                   34,832       (17,043)
  Accounts payable                                    53,042      (326,293)
  Accrued expenses and taxes                        (182,207)     (312,947)
                                                  ----------    ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES            (645,013)   (1,443,116)
                                                  ----------    ----------
INVESTING ACTIVITIES
  Collections of amounts due under repurchase agreement   --       837,477
  Purchase of marketable securities                   (7,377)      (28,132)
  Acquisition of fixed assets                        (27,067)      (23,515)
  Proceeds from sale of marketable securities             --       900,590
                                                   ---------    ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES             (34,444)    1,686,420
                                                   ---------    ----------
FINANCING ACTIVITIES
  Collections from stock subscription receivable       3,500         4,000
  Repurchase of shares                                    --       (31,150)
  Net borrowings on loan payable                     (88,041)      282,605
                                                   ---------    ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES             (84,541)      255,455
                                                   ---------    ----------
NET CHANGE IN CASH                                  (763,998)      498,759
CASH AT BEGINNING OF PERIOD                        1,494,441     1,030,181
                                                   ---------    ----------
CASH AT END OF PERIOD                             $  730,443   $ 1,528,940
                                                  ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                               $    8,676   $     9,527
                                                  ==========   ===========
Interest paid                                     $   82,157   $    23,418
                                                  ==========   ===========


See accompanying notes to consolidated financial statements.


             SURGE COMPONENTS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

      In the opinion of management, the accompanying consolidated financial statements of Surge Components, Inc., Challenge/Surge, Inc., Superus Holdings, Inc. ("Superus"), Surge/Lelon, LLC, Surge Acquisition Corporation and Surge Components, Limited contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2003,the related statements of operations and comprehensive loss for the nine and three months ended August 31, 2003 and 2002 and the statement of cash flows for the nine months ended August 31, 2003 and 2002.

      The consolidated results of operations for the nine and three months ended August 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

      The accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB,for the year ended November
30, 2002.


NOTE 2 - SUPERUS BANKRUPTCY
---------------------------

       Included in accrued expenses are amounts totalling approximately $248,000 which were accrued pending the disposition of Superus' bankruptcy proceedings. Superus filed for bankruptcy protection in March 2002 under Chapter 7 of the United States
Bankruptcy Code. The deadline for filing any objections to discharge Superus' debt has passed and the Trustee has filed its report stating that the bankruptcy estate has been fully administered and may be discharged. The Bankruptcy Court, however, has not yet approved the Trustee's report. The Company will continue to accrue these expenses until such time as the bankruptcy has been concluded.



             SURGE COMPONENTS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 2003


NOTE 3 - SETTLEMENT AGREEMENT
-----------------------------

     In April 2002, in connection with a Mutual Release, Settlem ent, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), the Investors transferred transferred back to the Company 252,000 shares of common stock, and 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed to, among other things, not to purchase any securities of the Company and not to disparage Surge the Company in any manner, in exchange for an aggregate of $225,000each of in settlement of potential claims relating to services provided by the Investors. The shares were held in escrow until the final payment was made.

      In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $193,850 to income during the quarter ending May 31, 2002, in connection with the settlement.

NOTE 4 - PREFERRED DIVIDENDS
----------------------------

      Dividends on the Non-Voting Redeemable Convertible Series C Preferred Stock aggregating $47,525 for the semiannual periods ended December 31, 2001, June 30, 2002, December 31, 2002 and June 30, 2003, have not been paid. The Company has accrued these dividends.


NOTE 5 - SEC INVESTIGATION
--------------------------

      During the year ended November 30, 2000 and the quarter ended February 28, 2001, the Company made certain potentially


             SURGE COMPONENTS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    AUGUST 31, 2003


NOTE 5 - SEC INVESTIGATION (Continued)
-------------------------------------

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


NOTE 7 - DEBT NOT IN COMPLIANCE WITH TERMS
------------------------------------------

     In July 2002, the Company entered into a financing agreement
(the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line").
Borrowings under the Credit Line accrue interest



             SURGE COMPONENTS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   AUGUST 31, 2003


NOTE 7 - DEBT NOT IN COMPLIANCE WITH TERMS (Continued)
-----------------------------------------------------

at the greater of the prime rate plus two percent (2.0%) or 6.75% (6.75% at August 31, 2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company's non-cash assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. On August 31, 2003, we were not in compliance with the tangible net worth covenant. We anticipate continuing to not be in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at anytime and has the following rights, among others:
(1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise any of such rights, if it did so during an inopportune time for the Company, it could result in a severe liquidity crisis for the Company. As of August 31, 2003, the Company has $379,030 outstanding under the Credit Line.


NOTE 8 - AUTHORIZED REPURCHASE
------------------------------

      In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.




Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performance or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

       -    our business strategies and future plans of operations,

       - general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

       - political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials including the current war with Iraq and the recent health crisis in the Far East,

       - the market acceptance and amount of sales of our products and services,

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

       -    our historical losses,

       - the competitive environment within the electronic components industry,

       -    our ability to raise additional capital, if and as needed,

       - the cost-effectiveness of our product development activities,

       - the effect of our non-compliance with the tangible net worth covenant of our loan agreement with our principal lender,

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


Critical Accounting Policies and Estimates
------------------------------------------

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

      Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. The Company, at August 31, 2003, has a reserve against slow moving and obsolete inventory of approximately $1,051,000.

      The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured. The Company has provided for a valuation allowance totaling approximately $7,682,000.

      Current accounting guidance allows for several options in the reporting of stock options granted to employees or directors as compensation. The Company has adopted the disclosure only provisions of SFAS Number 123, "Accounting for Stock-Based Compensation." Under these provisions, the Company has not provided for a charge for compensation in its statements of operations related to the granting of options to its employees and directors. No such options were granted during the fiscal year ended November 30, 2002 or for the nine months ended August 31, 2003.


Results of Operations
---------------------

      Consolidated net sales for the nine months ended August 31, 2003 increased by $172,955, or 2%, to $8,535,530 as compared to consolidated net sales of $8,362,575 for the nine months ended August 31, 2002. Consolidated net sales for the three months ended August 31, 2003 decreased by $184,090, or 6%, to $2,816,086 as compared to consolidated net sales of $3,000,176 for the three months ended August 31, 2002.

     The net sales for the nine months ended August 31, 2003 for Surge without Challenge/Surge, Inc. ("Challenge"), one of the Company's subsidiaries, decreased by $116,973, or 2%, when compared to Surge's net sales for the nine months ended August 31, 2002. Net sales for the three months ended August 31, 2003 for Surge decreased by $395,148, or 20%, when compared to the three months ended August 31, 2002. The decrease in sales reflects the significant price competition in the electronic component market and decreased demand of certain key customers' products.


  Net sales for the nine months ended August 31,2003 for Challenge increased by $154,838, or 5%, when compared to the nine months ended August 31, 2002. Net sales for the three months ended August 31, 2003 for Challenge increased by $102,305, or 11%, when compared to the three months ended August 31, 2002. Challenge continues to experience depressed sales in their
broker  division  due  to  a  slowdown  in  manufacturing   among
computer,   telecommunications  and  phone  manufacturers.   This
slowdown  is expected to adversely affect Challenge's  sales  for
2003.    Any   future   improvements  in  sales   (and   possible
profitability) are expected to be based on future demand and supply for Challenge's product mix. However, Challenge started an audible products division in 1999. Sales of speakers, fans and
buzzers   by   this  division  increased  steadily  since   their
introduction  through the addition of sales  representatives  and
promotions.   Currently, the majority of  Challenge's  sales  are
comprised from audible products.

      The electronics industry has historically experienced wide fluctuations in the supply and demand of components. These fluctuations have helped produce many occasions when supply and demand for components have not been in balance. The supply currently far exceeds the demand and has resulted in declining average selling prices for our products as companies seek to sell their inventories. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase sales volume of existing products and to successfully introduce and sell new products.

     Surge Components, Limited and Surge/Lelon, LLC comprise  the remainder  of  the nine and three months sales  for  the  periods
ended   August   31,   2003  totaling  $148,208   and   $120,400,
respectively.

     While we cannot predict future performance, we believe opportunities exist for growth in the United States and Asia. We are continually looking into new product lines and strategic partnerships, which could assist in the Company's growth.

      Our gross profit for the nine months ended August 31, 2003 increased by 27,687, or 1%, as compared to the nine months ended August 31, 2002. Our gross profit for the three months ended August 31, 2003 increased by $13,500, or 2%, as compared to the three months ended August 31, 2002. Gross profits as a percentage of net sales decreased to 26.3% in the nine months ended August 31, 2003 from approximately 26.5% in the nine months ended August 31, 2002. The increase in our gross profit was a result of increased sales from new customers. The decrease in the gross profit as a percentage of net sales is a result of the economic slowdown of electronic components and industry pricing pressures requiring us to lower our prices.

      General and administrative expenses for the nine months ended August 31, 2003 decreased by $561,194, or 22%, as compared to the nine months ended August 31, 2002. For the three months ended August 31, 2003, general and administrative expenses decreased by $102,550, or 14%, as compared to the three months ended August 31, 2002. The decrease is primarily due to decreased professional fees and through the Company's efforts to reduce overhead.

       Selling and shipping expenses for the nine months ended August 31, 2003, increased by $47,548, or 6%, as compared to the nine months ended August 31, 2002. This increase primarily is due to commissions paid on the increase in sales. For the three months ended August 31, 2003, selling and shipping expenses decreased by $16,041, or 6%, as compared to the three months ended August 31, 2002. This decrease for the quarter primarily is due to less commissions paid on the decrease in sales.

     No  financial  consulting fees and  expenses  were  incurred during the nine months ended August 31, 2003. Financial consulting fees and expenses for the nine months ended August 31, 2002 were $268,850, representing the cost of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. In April 2002, the Company entered into a settlement agreement with such investment banker, as more fully explained below in the liquidity and capital resource section.

     Investment income for the nine months ended August 31, 2003 decreased by $27,631, or 64%, as compared to the nine months ended August 31, 2002. Investment income for the three months ended August 31, 2003 decreased by $4,182, or 53%, as compared to the three months ended August 31, 2002. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

      Interest expense increased by $58,565 or 248% for the nine months ended August 31, 2003 as compared to the nine months ended August 31, 2002. Investment expense increased by $3,870, or 28%, for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. This increase primarily is related to the Company borrowing funds from an asset-based lender starting in July 2002.

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

     The  Company  received  a  letter  from  a  lawyer  from   a
collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C., our former legal counsel ("SBK") asserting a claim for legal fees of approximately $665,000. These charges are included in our liabilities on our Balance Sheet at August 31, 2003. These fees relate to services rendered by SBK between one and two years ago. We responded to this letter by disputing that the Company owes these fees and asserting that we believe we have substantial counterclaims against SBK. The Company is presently engaged in evaluating how it intends to proceed with these claims. While we believe we have good claims against SBK, we have no assurance that we will be successful in asserting these claims against SBK, or whether SBK will be successful in its claims against the Company.

       The Company's substantial savings in general and administrative expenses have significantly reduced the Company's loss in the current fiscal year, but have been partially offset by the decrease in the Company's gross profit percentage and increases in selling and interest expenses.

      As a result of the foregoing, the Company on a consolidated basis had a net loss of $599,595 for the nine months ended August 31, 2003, as compared to $1,438,862 for the nine months ended August 31, 2002. The Company had a consolidated net loss of $139,382 for the three months ended August 31, 2003, as compared to consolidated net loss of $278,652 for the three months ended August 31, 2002.


Liquidity and Capital Resources
-------------------------------

     Working capital decreased by $439,180 during the nine months ended August 31, 2003 from $2,459,548 at November 30, 2002, to $2,020,368, at August 31, 2003. This decrease resulted primarily from the decrease in inventory and accrued expenses, the repayment of debt and as partially offset by an increase in accounts payable and accounts receivable. Our current ratio decreased from 1.8:1 at November 30, 2002, to 1.7:1 at August 31, 2003. Inventory turned 3.1 times during the nine months ended August 31, 2003 as compared to 2.8 times during the nine months ended August 31, 2002. The average number of days to collect receivables increased to 57 days from 54 days. We believe that working capital levels and available financing are adequate to meet the current operating requirements during the next twelve months.

     In July 2002, the Company entered into a financing agreement (the "Financing Agreement") with an asset-based lender (the SLender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% per annum (6.75% at August 31, 2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily outstanding balance under the Credit Line. The Credit Line is collateralized by substantially all the Company's non-cash assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At August 31, 2003, we were not in compliance with the tangible net worth covenant. We anticipate continuing to be not in compliance with such covenant during Fiscal 2003. As such, the Lender may declare the Company in default at any time and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise such rights, if it did so at an inopportune time for the Company, it could result in a severe liquidity crisis for the Company, forcing us to use our available cash, which may or may not be sufficient, and obtain alternative financing at a difficult time.

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

      Our headquarters are leased from a company owned by certain of our officers, directors and shareholders. Rental costs for the premises were approximately $150,000 for the nine months ended August 31, 2003. The lease agreement calls for a three percent (3%) increase each year and terminates September 30, 2010. Amortization of the leasehold improvements is made ratably over the shorter of the ten-year term of the lease or the life of the improvements.

      In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock at a price between $.04 and $.045. No action has been taken on the above authorization, since the stock is currently trading at a higher amount.

      During the nine months ended August 31, 2003, we had net cash used in operating activities of $645,013, as compared to
$1,443,116  in  the  nine  months ended  August  31,  2002.   The
decrease in cash used in operating activities resulted from the decrease in the Company's net loss,and decreases in accrued expenses and inventory, partially offset by an increase in accounts receivable.

     We had net cash used in investing activities of $34,444 for the nine months ended August 31, 2003, as compared to net cash provided by investing activities of $1,686,420 for the nine months ended August 31, 2002. The net cash used in investing activities during the nine months ended August 31, 2003 resulted primarily from the purchase of marketable securities and fixed assets.

     We had net cash used in financing activities of $84,541 as compared to net cash provided by financing activities of approximately $255,455 for the nine months ended August 31, 2002. The cash used in financing activities during the nine months ended August 31, 2003 was a result of the payments to the credit line.

     As a result of the foregoing, the Company had a net decrease in cash and equivalents of $763,998 during the nine months ended August 31, 2003, as compared to a net increase in cash and equivalents of $498,759 for the nine months ended August 31, 2002.

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


Inflation And Increasing Interest Rates
---------------------------------------

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



Item 3.      Controls and Procedures.
             -----------------------

      The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) has evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on his evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.


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

      On  or  about  March  8, 2002, Superus  filed  a  voluntary petition  seeking  relief under Chapter 7 of  the  United  States
Bankruptcy Code (the "Code") (Title 11) in the United States Bankruptcy Court for the District of Delaware. A trustee was appointed in the case and he held a meeting of creditors as required by the Code. On June 18, 2002, the trustee filed his report with the Court stating that the case was a no asset case that had been fully administered and requesting that it be discharged. There have been no objections filed to the report. The deadline for filing any objections to discharge Superus' debt has passed. The Court has not yet approved the trustee's report or closed the case.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

       3.1 Certificate of Incorporation of the Company, as amended.(1)

       3.2      By-Laws of the Company.(1)

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1      Certification pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No 333-630
                NY) declared effective by the Securities and Exchange Commission on July 31, 1996.


     (b)  Reports on Form 8-K.

          On July 17, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose the issuance of a press release announcing its results of operations for its fiscal quarter ended May 31, 2003.
                           SIGNATURES
                           ----------


     In  accordance  with the requirements of the  Securities
  Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SURGE COMPONENTS, INC.



                                  By:/s/Ira Levy
                                     ------------------------
                                    Ira Levy
                                    Chief Executive Officer
                                    and President (Principal
                                    Executive and Financial
                                    Officer)


  Dated:  October 7, 2003






                                                     Exhibit 31.1
                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Ira Levy, certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of
     Surge Components, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed  in  this  report  any  change  in   the
          registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any  fraud, whether or not material, that involves
          management   or  other  employees   who   have   a
          significant role in the registrant's internal control over financial reporting.

Date: October 7, 2003
                           /s/Ira Levy
                           -------------------------------------
                           Ira Levy
                           Chief Executive Officer and President
                           (Principal Executive and Financial
                           Officer)



                                                     Exhibit 32.1



                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Surge Components, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Ira Levy, President, Chief Executive Officer, and Chief Financial Officer of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1)  The Report fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act  of
1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




October 7, 2003            /s/Ira Levy
                           -------------------------------------
                           Ira Levy
                           Chief Executive Officer and President
                           (Principal Executive and Financial
                           Officer)


      This  certification  accompanies  the  Report  pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.