Form 10KSB
period 2003-11-30
SURGE COMPONENTS INC
filed 2004-03-01
CIK 747540

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C. 20549
                        FORM 10-KSB

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to         .
                              -------- ----------

Commission file number: 0-14188
                        -------

            SURGE COMPONENTS, INC.
---------------------------------------
(Name of small business issuer in its charter)

New York                            11-2602030
----------------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)     Identification No.)


95 East Jefryn Boulevard, Deer Park, New York 11729
------------------------------------------------------
(Address of principal executive offices) (Zip Code)


Issuer's telephone number: (631) 595-1818
                          ----------------------------

Securities registered under Section 12(b) of the Exchange Act:

None
-------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share; Redeemable Class A
Common Stock Purchase Warrants
--------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net revenues for its most recent fiscal year:
$11,225,294.
------------------------------------------------------------

The aggregate market value of the 8,743,326 shares of common stock held by non-affiliates (all shareholders other than officers, directors and 5% or greater shareholders) of the registrant was $450,361, as of February 23, 2004, based on the last sale price of the registrant's common stock on such date of $.06 per share, quoted on the over-the-counter "pink sheets" maintained by Pink Sheets LLC.

There were a total of 8,743,326 shares of the registrant's common stock outstanding as of February 23, 2004, the latest practicable date.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                      PART I


Throughout this Annual Report on Form 10-KSB, the terms
"we," "us," "our", "our company" and "the company" refer to Surge Components, Inc. ("Surge" or the "Company") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc. ("Challenge"), Superus Holdings, Inc. ("Superus"), Surge Components, Limited ("Surge Limited") and Surge Acquisition Corporation, as well as the majority-owned joint venture Surge/Lelon LLC.


Introductory Comment - Forward-Looking Statements.
-------------------------------------------------

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

-  our business strategies and future plans of operations;

- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate;

- political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials including the current turmoil with Iraq;
o the market acceptance and amount of sales of our products and services;

- the extent that our distribution network and marketing programs achieve satisfactory response rates;

- the effect of the current surplus of electronic component parts in the broker distributor market on sales by our Challenge subsidiary;

-  our historical losses;

- the competitive environment within the electronic components industry;

- our ability to raise additional capital, if and as needed;

- the cost-effectiveness of our product development activities;

- the effect of the delisting of our common stock, par value $.001 per share (the "Common Shares") from The NASDAQ Stock
Market and the delisting of our Common Shares from The Boston
Stock Exchange;

- the extent of any further investigations or proceedings with respect to certain potentially questionable payments made by Surge during its fiscal year ended November 30, 2000 ("Fiscal
2000") and its quarter ended February 28, 2001; and

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



Item 1. Description of Business.
--------------------------------

Business Development
--------------------

Surge was incorporated under the laws of the State of New
York on November 24, 1981. Surge, a supplier of electronic products and components, completed an initial public offering of its securities in 1984 and a second offering of its securities in August 1996. Challenge, a New York corporation formed in 1988 and a wholly-owned subsidiary of Surge, is a broker and distributor of electronic components. Superus, a Delaware corporation, was formed in March 2000 to ultimately become a Delaware parent holding company through the proposed merger of Surge with and into Superus (which did not occur). Superus is currently inactive and filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. In June 2002, the Trustee assigned to the case filed a report certifying, among other things, that the case had been fully administered and that there were no assets available for distribution to creditors. In December 2003, the Bankruptcy
Court issued an Order approving the Trustee's Report and closing the case.

In May 2002, Surge and an officer of Surge became sole owners of Surge Components, Limited ("Surge Limited"), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and an officer of Surge owns one share of the outstanding common stock. The officer of Surge has assigned his rights regarding his one share to Surge. Surge Limited started doing business in July 2002. The Company has opened this office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global capabilities and service to its customer base.

Surge's and Challenge's principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729;
and the telephone number is (631) 595-1818.


Business of Our Company
-----------------------

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

Surge's products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. Surge does not have any binding long-term supply, distribution or franchise agreements with its manufacturers. Surge acts as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for many of its manufacturers pursuant to oral agreements. In addition, in December 2000, Surge launched a joint-venture limited liability company with Lelon Electronics Corporation ("Lelon"), a Taiwan corporation, whereby the joint venture acts as sales and marketing agent in North America for all Lelon products utilizing Surge's existing organization and resources. The joint venture commenced operations in August 2002. The Company established this joint venture to become the direct sales and marketing office for Lelon, as opposed to previous operations as a master distributor for Lelon products. The Company expects that this change will give greater comfort to the customers, now that they are dealing with the manufacturer and not the middle man. Therefore, because of the additional customer confidence and closer cooperation and support from Lelon, the Company expects that this will result in additional business for the Company.

Challenge engages in the electronic components and products broker distribution business. Challenge purchases name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge purchases these components and products in the open market on the best available terms and generally keeps inventories of these products. Challenge's revenues are principally derived from the sale of these products. In 1999, Challenge began a division to sell audible components. This division has shown steady growth every year. We have recently added additional products that include battery snaps and coin cell holders, which we hope will add up to significant sales going forward. We are continuing to add distributors and representatives every month, which will allow Challenge to sell in territories in which it is currently weak. Challenge`s other division is the broker division which is slowly improving. There seems to be more shortages in the electronics market, and lead times for components are stretching out, which may enable us to secure more orders going forward.

We have achieved consolidated net sales during the last three years of approximately $11,225,000 in our fiscal year ended November 30, 2003 ("Fiscal 2003"), $10,917,000 in our fiscal year ended November 30, 2002 ("Fiscal 2002") and $15,723,000 in Fiscal 2001. The net sales for Fiscal 2003 for Surge without Challenge, its principal subsidiary, decreased by approximately $321,019, or 4% when compared to Fiscal 2002. The decrease in sales reflects the significant price competition in the electronic component market and decreased demand of certain key customers' products. The net sales for Challenge increased to $4,075,000 in Fiscal 2003 from $3,722,000 in Fiscal 2002.
Challenge continues to experience depressed sales in its broker division due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown adversely affected Challenge's sales for 2003. Any future improvements in sales (and possible profitability) are expected to be based on future demand and supply for Challenge's product mix. Sales of speakers, fans and buzzers by Challenge's audible products division has increased steadily since its introduction through the addition of sales representatives and promotions. Currently, the majority of Challenge's sales are comprised from the audible products division.

The electronic components industry has been characterized by intense price cutting, which could materially adversely affect our future operating results. Due to our limited financial resources, anticipated expenses and the highly competitive environment in which we operate, there can be no assurance that we will obtain revenue growth, sustain our current levels of revenue in the future or that our future operations will become profitable. We expect to continue to incur operating losses at least for the better part of our fiscal year ending November 30, 2004 ("Fiscal 2004").

In the past few years, we expanded our operations through the opening of additional sales/stocking offices, the expansion of our headquarters office and warehouse facility and the increase of our inventories. In April 2001, we relocated Surge's and Challenge's office and warehouse facilities to a new location in the same local area as our facility and increased the total square footage for their facility from approximately 7,500 square feet to approximately 23,000 square feet. In order for us to grow, we will depend on, among other things, the restored growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

Industry Background
-------------------

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

The electronics industry has been characterized by intense price cutting and rapid technological changes and development, which could materially adversely affect our future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of our products, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components, including our products. Accordingly, any downturn in the electronics industry in general could adversely affect our business and results of operations.

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

The industry is also experiencing a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia to benefit from this low cost labor region using their own factory or a subcontractor. Surge responded to this trend by setting up a Hong Kong corporation, Surge Components, Limited, and hiring sales staff to better position the Company in the Asian markets.

Products
--------

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories--capacitors and discrete components. For Fiscal 2003 and Fiscal 2002, capacitors accounted for approximately 94% and 93% of Surge's sales, respectively. Discrete components accounted for Surge's remaining sales in Fiscal 2003 and Fiscal 2002. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity. The principal products sold by Surge under the Surge name or by Challenge are set forth below.

Capacitors
----------

A capacitor is an electrical energy storage device used in the electronics industry for varied applications, principally as elements of resonant circuits, coupling and bypass applications, blockage of DC current, frequency determining and timing elements, filters and delay-line components, and voltage transient suppression (circuit protection devices). All products are available in traditional leaded as well as surface mount
(chip) packages.
Our product line of capacitors includes:

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

Discrete Components. Discrete components, such as semiconductor rectifiers, transistors and diodes, are packaged individually to perform a single or limited function, in contrast to integrated circuits, such as microprocessors and other "chips", which contain from only a few diodes to as many as several million diodes and other elements in a single package, and are usually designed to perform complex tasks. Surge almost exclusively distributes discrete, low power semiconductor components rather than integrated circuits.

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

Surge offers a wide variety of rectifiers, including:

- Schottky barrier rectifiers;

- super-fast rectifiers;

- ultra-fast/high efficiency rectifiers;

- fast recovery rectifiers, the time within which the current recovers from spikes of voltage or current;

- fast recovery glass passivated rectifiers, a chip coated with a glass material to protect the component from thermal stress in a circuit;

- silicon rectifiers, which utilize silicon rectifying cells designed to withstand large currents and high voltages;

- soft recovery/fast switching rectifiers;

- high voltage rectifiers;

- bridge rectifiers, which connect multiple circuits in parallel;

- self packaged surface mount rectifiers, chip style without leads and used in miniaturization; and

- auto rectifiers.

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

Transistors. Transistors send a signal to the circuit for transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. All products are available in traditional leaded as well as surface mount (chip) packages. Surge sells many types of ISO 9002 transistors, including:

- small signal transistors, designed for lower levels of current; and

- power transistors, designed for large currents to safely dissipate large amounts of power.

Diodes. Diodes are two-lead or surface mount components that allow electric current to flow in only one direction. They are used in a variety of electronic applications, including signal processing and direction of current.

All products are available in traditional leaded as well as surface mount (chip) packages. Diodes sold include:

- zener diodes;

- high speed switching diodes; and

- rectifiers, the most popular type of diode.

Circuit Protection Devices. Our circuit protection devices include transient voltage suppressors and metal oxide varistors, which protect circuits against switching, lightning surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors, which are more economically priced and are used in consumer products. All products are available in traditional leaded as well as surface mount (chip) packages.

Audible Components. These include audible transducers and Piezo buzzers and speakers which produce an audible sound for, and are used in back-up power supplies for computers, alarms, appliances, smoke detectors, automobiles, telephones and other products which produce sounds. Challenge has initiated marketing relationships with certain Asian manufacturers of audible components to sell these products worldwide. All products are available in traditional leaded as well as surface mount (chip) packages.

New Products. We periodically introduce new products, which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other of our products and will further provide a one-stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. We are currently marketing surface mount rectifiers, which are used in miniature or compact products such as cellular telephones and pagers. These new products include fuses, printed circuit boards and switches. All products are available in traditional leaded as well as surface mount (chip) versions.

Inventory
---------

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a three-to-four month inventory on certain products in high demand for distributors and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. Although the number of components and products will continue to increase, we plan to generally maintain a three-to-four month inventory. Our products range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2003, Surge and Challenge maintained an inventory valued at $1,052,448 and $753,063, respectively. The balance of the inventory, $6,567 is held by Surge Components Limited and Surge Lelon LLP. Our inventories for Surge and Challenge at November 30, 2002 were valued at $1,163,268 and $957,930, respectively.

As a result of our strategic inventory purchasing policies, under which we obtain preferential pricing, we generally waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components, which we hold in inventory decline, or if new technology is developed that displaces products that we sell, our business could be materially adversely affected.

Challenge is in the broker distribution business and fills orders from customers that need electronic components and products that are not readily available from their suppliers. Throughout Fiscal 2003, there was an excess of electronics products in the United States markets. The excess of electronics products resulted in decreased business among broker distributors. Challenge has obtained and is seeking to obtain additional product rights to certain brand name product lines and to establish direct relationships with those manufacturers for the audible products and fans.

Although Challenge cannot be certain, it believes that the broker distribution business will continue to change and that many of such businesses will have difficulties surviving if they have insufficient resources to compete with the factory-direct distributors. In furtherance of this belief, in late 1999 Challenge began to develop a new product division of speakers, fans and buzzers manufactured in Asia sold under the Challenge name, and as a result Challenge's net sales increased from approximately $3,722,000 in Fiscal 2002 to $4,075,000 in Fiscal 2003.

Product Availability
--------------------

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2003 and Fiscal 2002, Challenge purchased approximately 69% and 74%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2003, those foreign manufactured products were supplied from manufacturers in Taiwan (41%), Hong Kong (22%), elsewhere in Asia (20%) and overseas outside of Asia (1%). Surge purchases its products from approximately sixteen different manufacturers, for many of which we act as exclusive sales agent in North America based on an oral agreement.

In December 2000, Surge launched a joint-venture limited liability company with Lelon, a Taiwan corporation, whereby the joint venture acts as sales and marketing agent in North America for all Lelon products. Lelon, in business since 1976 and publicly traded in Taiwan, is a world-class manufacturer of aluminum electrolytic capacitors and has been supplying products to Surge for over ten years on a master-distributor basis. The joint venture operates under the name Surge/Lelon, LLC and markets and sells the full range of product offerings in North America that are currently manufactured under the Lelon name. As a result of the synergies created by Surge/Lelon, we have increased the addressable market and breadth of our product offerings, and also share in revenue from all North American sales with Lelon and also from all North American joint-venture sales. Surge/Lelon is operating from our existing location in Deer Park, NY, and is headed by Ira Levy, Surge's President.

Most of the facilities that manufacture products for Surge have obtained or have applied for the International Quality Standard ISO 9002 certification. We predominantly purchase our products in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. In all cases but Lelon, the products are manufactured to our order with the "Surge" logo and label. Surge is continually building relationships with suppliers and from time to time adds new suppliers when needed. Surge's relationships with many of its suppliers date back to the commencement of our import operations in 1983.

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

For Fiscal 2003 and Fiscal 2002, one of Surge's vendors, DB Products, accounted for 9.5% and 11% of Surge's consolidated purchases for Fiscal 2003 and Fiscal 2002, respectively and Lelon accounted for 33% and 36%, for Fiscal 2003 and Fiscal 2002, respectively, of Surge's consolidated purchases.

We do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products are either readily available from one or more of our other suppliers or are available from various other sources at competitive prices. Nevertheless, the loss of, or a significant disruption in the relationship with any of our major suppliers could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our inventory and our relationships with our manufacturers, we have been able to mitigate the effect of any of these shortages in components. However, should there be shortages in the future, such shortages could have both a beneficial or an adverse effect upon our business. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices.

Marketing and Sales
-------------------

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

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2003, we had representation agreements with approximately 41 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with our products. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

We engage independent sales representative organizations in various regions throughout the world for marketing to OEM customers and distributors. Sales by the independent sales representative organization Win-Cor Electronics Sales Corp. in the New York metropolitan area represented 12% of Surge's sales in Fiscal 2003 and 15% in Fiscal 2002.

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

We utilize the services of the Progressive Marketing Corp.
of Melville, New York, an unaffiliated marketing/public relations organization ("Progressive"), which publicizes our achievements and helps us develop greater name recognition and positioning within the electronics industry. Progressive places announcements in trade journals concerning our new product introductions, hiring of key personnel, new sales organizations and representatives.

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

Customers
---------

Our products are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which our products are sold. For Fiscal 2003, one customer accounted for 12% of Surge's consolidated net sales. The same customer accounted for 3% of Surge's consolidated net sales in Fiscal 2002. For Fiscal 2002, a customer, Millennium Components, a company owned by a director employee of Challenge, accounted for 1% of Surge's consolidated net sales. Millennium accounted for 2% of Surge's consolidated net sales in Fiscal 2003. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Competition
-----------

We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition in both our selling efforts and purchasing efforts from the many companies that manufacture or distribute electronic components. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata and Kemet. Our principal competitors in the sale of discrete components include General Instrument Corp., Motorola, Inc., Microsemi Corp., Diodes, Inc. and Samsung. Our principal competition in the audible business include AVX, Murata, Panasonic, Projects Unlimited, International Components Corp. and Star Micronics. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. We are finding increased competition from manufacturers located in Asia due to the increased globalization nature of the business. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

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

Management Information Systems
------------------------------

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

Customer Service
----------------

We have two full-time customer service employees whose time is dedicated largely to respond to customer inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. We intend to increase our customer service capabilities, as necessary.

Foreign Trade Regulation
------------------------

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

Our ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at the present time, there can be no assurance that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a materially adverse impact on our business and results of operations.

Government Regulation
---------------------

Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act, are applicable to our company. We believe we are in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. We believe that the cost of compliance with such governmental regulations is not material.

Patents, Trademarks and Proprietary Information
-----------------------------------------------

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

Backlog
-------

As of November 30, 2003, our backlog was approximately
$4,652,000, as compared with $4,892,000 at November 30, 2002.
Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees
---------

As of November 30, 2003, Surge and Challenge employed 24 persons, two of whom are employed in executive capacities, eight are engaged in sales, one in engineering, three in purchasing, three in administrative capacities, two in customer service, two in accounting and three in warehousing. As of November 30, 2003, Superus had no employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.


Item 2. Description of Property.
        -----------------------

Surge and Challenge each lease their current executive offices and warehouse facilities, located at 95 Jefryn Boulevard, Deer Park, New York, 11729, at an aggregate annual rental for each of Surge and Challenge of $92,960 during Fiscal 2003. The Lessor is Great American Realty of Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its former directors, Mark Siegel. These leases expire on September 30, 2010. Each lease is subject to a 3% annual increase. Each tenant occupies approximately 11,625 square feet of office space and warehouse space. Each lease was negotiated in an arm's length transaction and the rental rate is typical for the type and location of Surge's and Challenge's facilities.


Item 3. Legal Proceedings.
        -----------------

By letters dated October 9, 2001 and January 17, 2002, we were contacted by the Securities and Exchange Commission ("SEC") regarding certain potentially questionable payments, in which we were requested to voluntarily furnish various documents. By letters dated October 23, 2001 and November 28, 2001, we voluntarily responded and provided the SEC with such documents. On March 13, 2002, we provided a supplemental response to the SEC. We have not had any contact with, or received any letters from, the SEC concerning this matter since March 2002. See Item
6. "Management's Discussion and Analysis or Plan of Operation-Results of Operations."

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

On or about March 8, 2002, Superus filed a voluntary petition seeking relief under Chapter 7 of the United States Bankruptcy Code (the "Code") (Title 11) in the United States Bankruptcy Court for the District of Delaware. A trustee was appointed in the case and he held a meeting of creditors as required by the Code. On June 18, 2002, the trustee filed his report with the Court stating that the case was a no asset case that had been fully administered and requesting that it be discharged. In December 2003, the Bankruptcy Court issued an Order approving the Trustee's Report and closing the case.

On March 7, 2003 we filed with the SEC and the Boston Stock Exchange (the "BSE") an Application for Withdrawal from Listing of Securities from the BSE (the "Application"). This was due to the low trading volume of our Common Stock and Purchase Warrants and our failure to meet the minimum public float requirements of the BSE. In May 2003, the BSE approved the Application.

The Company received a letter from a lawyer from a collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C. ("SBK"), our former legal counsel asserting a claim for legal fees of approximately $665,000. These fees relate to services rendered by SBK between one and two years ago. In February 2004, the Company and SBK entered into an agreement releasing each for claims against the other and settling the amount owed to SBK. As a result, the Company has written off $676,016 of the debt and has reported this as income for the year ended November 30, 2003.


Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

No matters were submitted during the fourth quarter of the year ended November 30, 2003.


                    PART II

Item 5. Market for Common Equity and Related Stockholder
        ------------------------------------------------
        Matters.
        -------

(a) Market Information
    ------------------

On November 30, 2002, our Common Shares were delisted from the NASDAQ SmallCap Market. Since such date, our Common Shares have been quoted on the over-the-counter "pink sheets" maintained by Pink Sheets LLC (formerly the National Quotation Bureau), under the symbol "SPRS". In March 2003, the Company elected to voluntarily delist its common stock from listing on the Boston Stock Exchange which occurred in May 2003.

The following tables set forth the range of high and low prices for our common stock for the periods indicated as derived from reports furnished by The NASDAQ Stock Market and Pink Sheets
LLC. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions:


                                    High    Low
                                    ----    ---

Fiscal 2002:
-----------

Quarter Ended February 28, 2002     0.08    0.04
Quarter Ended May 31, 2002          0.08    0.05
Quarter Ended August 31, 2002       0.05    0.04
Quarter Ended November 30, 2002     0.17    0.03


Fiscal 2003:
-----------

Quarter Ended February 28, 2003      0.15   0.05
Quarter Ended May 31, 2003           0.07   0.05
Quarter Ended August 31, 2003        0.08   0.05
Quarter Ended November 30, 2003      0.09   0.05


Fiscal 2004
-----------

Quarter Ended February 28, 2004       0.06   0.05



On February 23, 2004, the closing price of our Common Shares as reported by the Pink Sheets was $.06. As of February 23, 2004,
(i) we had 271 holders of record of our Common Shares, (ii) 8,743,326 Common Shares were outstanding, (iii) 42,700 shares of our Series C preferred stock were outstanding, and (iv) 427,000 Common Shares were reserved for issuance upon conversion of our Series C preferred stock.

Dividends and Dividend Policy
-----------------------------

We have not paid any cash dividends on our Common Shares during the last two fiscal years and we do not anticipate paying any dividends on our Common Shares in the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In addition, we are required to give preference in any declaration and payment of dividends to the Series C preferred stock. Series C preferred stock requires an annual dividend payment of $.50 per share, or currently $21,350 in the aggregate. We paid no dividends to Series C preferred stockholders during Fiscal 2003.


Securities Authorized for Issuance Under Equity Compensation Plans.
------------------------------------------------------------------

The following table includes information as of November 30, 2003 for Surge's compensation plans under which equity securities of Surge are authorized for issuance, aggregated as follows:

           Equity Compensation Plan Information

--------------------------------------------------------------------
                   (a)             (b)                     (c)
--------------------------------------------------------------------
Plan category    Number of       Weighted-average     Number of
                 Securities to   exercise price of    securities
                 be issued       outstanding          remaining
                 upon exercise   options, warrants    available for
                 of outstanding  and rights           future
                 options,                             issuance
                 warrants                             under equity
                 and rights                           compensation
                                                      plans
                                                     (excluding
                                                      securities
                                                      reflected in
                                                      column (a))
--------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders
  Surge                 685,500       $1.99             16,000
  Superus             2,850,000       $2.96         12,420,000
--------------------------------------------------------------------
Equity
compensation
plans not
approved
by security
holders
 Surge                 9,670,000        $2.13                -
--------------------------------------------------------------------
Total                 13,205,500        $2.30        1,258,000
--------------------------------------------------------------------




Item 6. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------


Critical Accounting Policies and Estimates


The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the audited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the audited Consolidated Financial Statements:

The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. During February 2003, the Company obtained $2,000,000 of credit insurance covering most of its customers.

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. The Company, at November 30, 2003, has a reserve against slow moving and obsolete inventory of approximately $676,000.

The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes". A valuation allowance is provided when the likelihood of realization of deferred tax assets is not assured. The Company has provided for a valuation allowance totaling approximately $7,284,000.

Current accounting guidance allows for several options in the reporting of stock options granted to employees or directors as compensation. The Company has adopted the disclosure only provisions of SFAS Number 123, "Accounting for Stock-Based Compensation." Under these provisions, the Company has not provided for a charge for compensation in its statements of operations related to the granting of options to its employees and directors. No such options were granted during the fiscal years ended November 30, 2003 or 2002.


Results of Operations
---------------------

Consolidated net sales for Fiscal 2003 increased by $307,855, or 3%, to $11,225,294 as compared to net sales of $10,917,439 for Fiscal 2002.

The net sales for the Fiscal 2003 for Challenge increased by $352,505, or 9% when compared to Fiscal 2002. Challenge continues to experience depressed sales in their broker division due to a slowdown in manufacturing among computer, telecommunications and phone manufacturers. This slowdown adversely affected Challenge's sales for Fiscal 2003. Any future improvements in sales (and possible profitability) are expected to be based on the demand for Challenge's products. Sales of speakers, fans and buzzers from Challenge's audible products division, started in 1999, increased steadily since its introduction through the addition of sales representatives and promotions. Currently, the majority of Challenge's sales are comprised from these audible products.
The semiconductor industry has historically experienced wide fluctuations in the supply and demand of semiconductors. These fluctuations have helped produce many occasions when supply and demand for semiconductors have not been in balance. The supply currently far exceeds the demand and resulted in declining average selling prices for our products as companies seek to sell their inventories. Accordingly, the Company's ability to maintain or increase revenues will be highly dependent on its ability to increase sales volume of existing products and to successfully introduce and sell new products.

Surge Components, Limited and Surge/Lelon, LLC comprise the remainder of the sales for Fiscal 2003 totaling $248,268 and $54,501, respectively.

While we cannot predict future performance, we believe opportunities exist for growth in the United States and Asia. We are continually looking into new product lines and strategic partnerships, which could assist in the Company's growth.

Our gross profit for Fiscal 2003 decreased by $211,840, or 7%, as compared to Fiscal 2002. Gross margin as a percentage of net sales decreased to 24% in Fiscal 2003 compared to 27% for Fiscal 2002. The decrease in our gross profit was a result of decreased sales from the economic slowdown of electronic components and industry pricing pressures requiring us to lower our prices. The gross profit percentage for Fiscal 2003 was affected adversely by the obsoleteness of some of Challenge's inventory of approximately $354,000. Beginning in Fiscal 2001, the Company created a reserve against slow moving and obsolete inventory. During the year ended November 30, 2003, the Company determined approximately $729,000 of the reserve to be obsolete and removed it from the Company's inventory. As of November 30, 2003 the reserve was approximately $676,000.

Selling and shipping expenses for Fiscal 2003 increased by $39,301, or 4%, as compared to Fiscal 2002. This increase primarily is due to commissions paid on the increase in sales.

General and administrative expenses for Fiscal 2003 decreased by $637,868, or 19%, as compared to Fiscal 2002. The decrease is primarily due to decreased professional fees and through the Company's efforts to reduce overhead.

No financial consulting fees and expenses were incurred during Fiscal 2003. Financial consulting fees and expenses for Fiscal 2002 were approximately $264,000, representing the cost of the securities issued in payment of such fees. These fees and expenses were incurred in connection with an agreement with our investment banker regarding services through May 2001 and reimbursement of expenses. In April 2002, the Company entered into a settlement agreement with an investment banker, as more fully explained below in the Liquidity and Capital Resources section.

Superus Holdings, Inc. ("Superus"), a Delaware corporation, a wholly owned subsidiary, filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code in March 2002. In December 2003, the court approved the Trustee's report and closed the bankruptcy case. As a result, the Company has written off the balance of the Superus liabilities totaling $247,985 during the year ending November 30, 2003 and has reported this amount as income for the year.

The Company received a letter from a lawyer from a collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C. ("SBK"), our former legal counsel asserting a claim for legal fees of approximately $676,000. These fees relate to services rendered by SBK between one and two years ago. In February 2004, the Company and SBK entered into an agreement releasing each for claims against the other and settling the amount owed to SBK. As a result, the Company has written off $676,016 of the debt and has reported this as income for the year ended November 30, 2003.

Investment income decreased by $31,702, or 63%, for Fiscal 2003, as compared to Fiscal 2002. This decrease is primarily related to our use of cash and cash equivalents to fund losses and the reduction of interest rates on our invested funds.

Interest expense for Fiscal 2003 increased by $44,478, or 77%, as compared to Fiscal 2002. This increase primarily is related to the Company borrowing funds from an asset-based lender starting in July 2002.

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

After receipt of the March 22, 2001 letter referred to above, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid. $1 million was repaid to the Company. In May 2001, the law firm of Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. was formally engaged by the Company to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "potentially questionable payments". We have taken steps to ensure that such payments are not made in the future, including requiring that all payments above $5,000 be made to a party on a list approved by our audit committee, requiring co-signatures on each check for more than $10,000, adopting a Code of Conduct, and seeking to add additional Board and Audit Committee members, as well as, as soon as economically feasible, a controller and chief financial officer. The Company has not been contacted by the SEC regarding its investigation since March 2002. Except for the SEC inquiry referred to above, we are not aware of any pending proceedings relating to the potentially questionable payments.

The Company's substantial savings in general and administrative expenses have significantly reduced the Company's loss in the current fiscal year, but have been partially offset by the decrease in the Company's gross profit percentage and increases in selling and interest expenses.

As a result of the foregoing, we had a consolidated net loss of $131,636 for Fiscal 2003, as compared to $1,740,379 for Fiscal
2002.


Liquidity and Capital Resources
-------------------------------

Working capital increased by $80,924 during Fiscal 2003 to $2,540,472 at November 30, 2003, from $2,459,548, at November 30,
2002. This increase resulted primarily from the decrease in accounts payable and accrued expenses and loan payable offset, in part, by a decrease in inventory. Our current ratio increased from 1.8:1 at November 30, 2002, to 2.2:1 at November 30, 2003. Inventory turned 4.3 times during Fiscal 2003 as compared to 3.6 times during Fiscal 2002. The average number of days to collect receivables remained relatively unchanged at 54 days. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

In July 2002, the Company entered into a financing agreement
(the "Financing Agreement") with an asset-based lender (the "Lender") providing for borrowings up to $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75% per annum (6.75% at November 30, 2003). The Company pays one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily outstanding balance under the Credit Line. The Credit Line is collateralized by substantially all the Company's non-cash assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. During Fiscal 2003, the agreement was amended to adjust the financial covenants. In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. At November 30, 2003, the Company was in compliance with the financial covenants. At various times prior to the amendment of the covenants, the Company has not been in compliance with these covenants. The Lender may declare the Company in default at any time these covenants are not met and has the following rights, among others: (1) to demand immediate repayment of borrowings under the Credit Line; (2) to receive a charge at the rate of two percent per month upon the unpaid balance of the obligations under the Financing Agreement (the "Obligations") from the date of default until the date of our full payment of the Obligations, which charge is in lieu of interest; (3) to receive all costs, disbursements, charges and expenses that it incurs in the collection and enforcement of the Obligations, including attorneys fees; and (4) to enforce payment of or settle any of our receivables and apply the net cash proceeds resulting from such payment or settlement to the payment of the Obligations. While we do not believe that the Lender will elect to exercise such rights, if it did so at an inopportune time for the Company, it could result in a severe liquidity crisis for the Company, forcing us to use our available cash, which may or may not be sufficient, and obtain alternative financing at a difficult time.

We incur substantial operating costs. These costs principally consist of rent, payroll, professional fees, insurance premiums and marketing related charges. Our ability to operate profitably in the future depends on increasing sales levels and decreasing our expenses. To accomplish this goal, we are attempting to streamline our operations and reviewing other possible areas of cost reductions.

Our headquarters are leased from a company owned by certain of our officers, directors and shareholders. Rental costs for the premises were approximately $186,000 for the year ended November 30, 2003. The lease agreement calls for a three percent (3%) increase each year and terminates September 30, 2010. Amortization of the leasehold improvements is made ratably over the shorter of the ten-year term of the lease or the life of the improvements.

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock at a price between $.04 and $.045. No action has been taken on the above authorization, since the stock is currently trading at a higher amount.

During Fiscal 2003, we had net cash used in operating activities of $636,719, as compared to $1,825,191 in Fiscal 2002.
The decrease in cash used in operating activities resulted from the decrease in the Company's net loss, and decreases in accrued expenses and inventory, partially offset by an increase in accounts receivable and inventory provision for losses on inventory.

We had net cash used in investing activities of $39,923 for Fiscal 2003, as compared to net cash provided by investing activities of $1,890,683 for Fiscal 2002. The net cash used in investing activities during Fiscal 2003 resulted primarily from the purchase of marketable securities and fixed assets. The net cash provided by investing activities during Fiscal 2002 resulted primarily from the sale of marketable securities and amounts collected under a repurchase agreement.

We had net cash used in financing activities of $122,379 for Fiscal 2003, as compared to net cash provided by financing activities of $398,768 for Fiscal 2002. The cash used in financing activities during Fiscal 2003 was a result of the payments to the credit line. The cash provided by financing activities in Fiscal 2002 resulted primarily from borrowings on the credit line.

As a result of the foregoing, the Company had a net decrease in cash and equivalents of $799,021 during Fiscal 2003, as compared to a net increase in cash and equivalents of $464,260 for Fiscal 2002.

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

We purchase a significant amount of our products from the Asian market and in addition a number of our customers have factories located in Asia. In Fiscal 2003, the Company purchased approximately 84% of its inventory from factories in Asia. Approximately 12% of the Company's sales were shipped to Asia. Surge Components Limited will help us service these clients more effectively and in addition will assist in the obtaining of new opportunities.


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


Item 7. Financial Statements.
        --------------------

Set forth below is a list of our financial statements included in this Annual Report on Form 10-KSB and their location.


Item                                                 Page
----                                                 ----


Independent auditors' report ......................... F-1

Consolidated balance sheet at November 30, 2003 ...... F-2-F-3

Consolidated statements of operations and comprehensive loss for the years ended November 30, 2003 and 2002... F-4

Consolidated statements of shareholders' equity
for the years ended November 30, 2003 and 2002 ........F-5

Consolidated statements of cash flows for the years
ended November 30, 2003 and 2002 .......................F-6-F-7

Notes to consolidated financial statements .............F-8-F-26



Item 8. Changes In and Disagreements With Accountants on
        ------------------------------------------------
        Accounting and Financial Disclosure.
        -----------------------------------

           None.



                    PART III


Item 9. Directors, Executive Officers, Promoters and Control
        ----------------------------------------------------
        Persons; Compliance With Section 16(a) of the
        ---------------------------------------------
        Exchange Act.
        ------------


Our Executive Officers and Directors
------------------------------------

Surge's current executive officers and directors, and their ages, positions and offices with us are as follows:

Name               Age      Positions and Offices with Surge
----               ---      --------------------------------

Ira Levy           47    Chief Executive Officer, President
                         and Director

Steven J. Lubman   48    Vice President, Principal Financial
                         Officer, Secretary and Director

Alan Plafker       45    Director, Member of the Audit
                         Committee and Member of the
                         Compensation Committee

David Siegel       77    Director, and Chairman of the
                         Compensation Committee

Lawrence Chariton  46    Director, Member of the Audit
                         Committee

Gary Jacobs        46    Director, Member of the Audit
                         Committee

Set forth below is a brief description of the background of each of the executive officers and directors of Surge, based on information provided to us by them.

Ira Levy has served as President, Chief Executive Officer and a director of Surge since its inception in November 1981. From 1976 to 1981, Mr. Levy was employed by Capar Components Corp., an importer and supplier of capacitor and resistor products.

Steven J. Lubman has served as Surge's Vice President,
Principal Financial Officer, Secretary and a director since its inception in November 1981. From 1975 to 1981, Mr. Lubman was employed by Capar Components, Inc.

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also serves on the boards of directors of Kent Electronics Corp. and Micronetics, Inc., each of which is a publicly traded company. which leases facilities to Surge. David Siegel is the father-in-law of Ira Levy.

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

Gary M. Jacobs is currently the President of The Innovative Companies, a supplier, fabricator and installer of natural and man-made stone products. Mr. Jacobs previously held the position of Executive Vice President-Operations and Secretary of The Hain Celestial Group, Inc., a manufacturer, marketer and distributor of natural, specialty, organic and snack food products. Prior to this position, Mr. Jacobs served as Executive Vice President-Finance/CFO, Secretary and Treasurer of Hain. Hain is listed on NASDAQ. Before coming to Hain, he spent six years as the Chief Financial Officer of Graham Field Health Products, Inc., a leading manufacturer and distributor of healthcare products. After graduating from Adelphi University, Mr. Jacobs spent 13 years with the accounting firm of Ernst & Young LLP.

Director Compensation
---------------------

Currently, our directors, other than David Siegel, receive
$500 compensation per month for serving on our Board of Directors. David Siegel receives $750 per month to serve on our Board of Directors and as Chairman of the Compensation Committee. See "Item 12. Certain Relationships and Related Transactions." Directors are reimbursed for their reasonable expenses incurred in attending meetings.


MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES
-----------------------------------------------------

Board of Directors
------------------

During Fiscal 2003, the Board of Directors, consisting of
Ira Levy, David Siegel, Steven Lubman, Alan Plafker, Lawrence
Chariton and Gary Jacobs met four times.


Audit and Compensation Committees
---------------------------------

During Fiscal 2003, the Compensation Committee, consisting of Mr. David Siegel, had no meetings.

During Fiscal 2003, the Audit Committee (the "Audit
Committee"), consisting of Messrs. Chariton, Plafker and Jacobs, met six times.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
---------------------------------------------------------------
1934.
----

Section 16(a) of the Securities Exchange Act of
1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such forms received by it, the Company believes that during Fiscal 2003 all executive officers and directors of the Company complied with all applicable filing requirements.


AUDIT COMMITTEE REPORT
----------------------

The Audit Committee consists of independent directors all of whom meet the independence and experience requirements of Nasdaq Marketplace Rule 4200(a)(14). The Audit Committee's responsibilities are as described in a written charter adopted by the Board, which is attached as Appendix A to the Company's Proxy Statement for Fiscal 2002.

The Audit Committee has reviewed and discussed the Company's audited financial statements for Fiscal 2003 with management and with the Company's independent auditors, Seligson & Giannatassio LLP (S&G). The Audit Committee has discussed with S&G the matters required to be discussed by the Statement on Auditing Standards No. 61 relating to the conduct of the audit. The Audit Committee has received the written disclosures and the letter from S&G required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has discussed with S&G its independence. Based on the Audit Committees review of the audited financial statements and the review and discussions described in the foregoing paragraph, the Audit Committee recommended to the Board that the audited financial statements for Fiscal 2003 be included in the Company's
Annual Report on Form 10-KSB for Fiscal 2003 for filing with the Securities and Exchange Commission.

Submitted by the members of the Audit Committee:

Alan Plafker
Lawrence Chariton
Gary Jacobs





AUDIT FEES; FINANCIAL INFORMATION SYSTEMS DESIGN AND
IMPLEMENTATION FEES; ALL OTHER FEES
----------------------------------------------------------

Audit fees billed to the Company by S&G during Fiscal 2003 for review of the Company's annual financial statements and those financial statements included in the Company's quarterly reports on Form 10-QSB totaled $152,867. The Company did not engage S&G to provide advice to the Company regarding financial information systems design and implementation during Fiscal 2003. The Company also engaged S&G during Fiscal 2003 for the preparation of the Company's tax returns totaling $7,500 in services.

Code of Business Conduct and Ethics
-----------------------------------


Surge has a adopted a Code of Business Conduct and Ethics
(the "Code") which is applicable to its chief executive officer, its financial officer, its accounting officer and its controller. The Code sets forth certain of Surge's expectations, including that the officer's will act with honesty and integrity, will avoid actual and apparent conflicts of interests, will comply with all applicable laws, will disclosure information that it is complete and understandable and will act in good faith and responsibly. The Code also requires the prompt internal reporting of violations to the Chair of the Audit Committee. The Company will disclosure information regarding any amendment to the Code or any waiver from any of its provisions. The Company undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of the Code. Request should be directed in writing to Surge Components, Inc., 95 East Jefryn Blvd., Deer Park, NY 11729. A copy of the Code has been filed as Exhibit 14 to this Annual Report on Form 10-KSB.


Item 10. Executive Compensation.
         ----------------------

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Surge during the fiscal years ended November 30, 2003, 2002 and 2001 by those persons who served as chief executive officer and any executive officer who received compensation in excess of $100,000 during such years.


Summary Compensation Table
--------------------------
                                                              Long-
                                                              Term Compensat-
Name and                                        Other         ion Shares
Principal              Annual Compensation      Annual Comp-  Underlying
Position              Year Salary     Bonus     ensation(1)   Options
---------             ----  ------    -----      ------     ----------

Ira Levy,             2003  $200,000 $      0(3)   0            0
President and Chief   2002  $200,000 $      0(3)   0            0
Executive Officer(2)  2001  $200,000 $ 48,736(3)   0            0


Steven J. Lubman,     2003  $200,000 $      0(3)   0            0
Vice President        2002  $200,000 $      0(3)   0            0
                      2001  $200,000 $161,230(3)   0            0


Adam Epstein,         2001  $184,615 $      0      0      500,000(4)
Former Chairman
of the Board and Former Chief
Executive Officer(2)

----------------------

<F1>
(1) The above compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

<F2>
(2) Mr. Epstein became Acting Chief Executive Officer of
Surge in 2000 until his separation from Surge in July 2001. Mr.
Levy served as Chief Executive Officer during all of Fiscal 1998,
Fiscal 1999 and until February 2000, and became Chief Executive
Officer again in July 2001.

<F3>
(3) Messrs. Levy and Lubman participated in the Surge bonus pool, which consisted of 10% of Surge's and Challenge's combined net profits, defined as income before income taxes, accrued interest charges and annualized costs, and also excluding interest on Surge's $7 million private placement of its 12% convertible promissory notes, specifically identifiable costs relating entirely to Superus and costs associated with the terminated acquisition of Global, but before the payment of bonuses.

<F4>
(4) Pursuant to his Termination and Separation Agreement in
July 2001, all of Mr. Epstein's options terminated except for an option to purchase up to 125,000 shares of Common Stock at an exercise price of $2.90 per share, which shall remain exercisable until the earlier of a material breach by Mr. Epstein of his agreement or one year and one day after the date of such agreement. These options expired in July 2002.


Employment Agreements
---------------------

Employment Agreements for Messrs. Levy and Lubman
-------------------------------------------------

Surge entered into employment agreements, each dated as of February 1, 1996, with Ira Levy, our president, and Steven J. Lubman, our vice president. These employment agreements provide that Messrs. Levy and Lubman shall devote all of their business time to Surge, each in consideration of an annual salary of $200,000 for five-year periods commencing on July 31, 1996. Bonuses to Messrs. Levy and Lubman are to be based upon the performance of Surge and Challenge and determined at the discretion of our board of directors. Their salaries may be increased annually during the term of their employment, at the discretion of our board or its compensation committee. These employment agreements provide that, during the term of their employment with Surge and Challenge and for a period of one year following termination of employment, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of Surge. In March 1998, the employment agreements were amended to extend their respective terms to July 30, 2003 and to provide that, unless terminated in writing by either party, on July 30th of each successive year of the employment agreements, the employment agreements shall automatically renew for an additional one-year term, so that on each July 30th there will be five years remaining on the terms of the agreements. The employment agreements further provide that in the event of a change of control where Messrs. Levy or Lubman is not elected to the Board of Directors of Surge and/or is not appointed as a Surge officer and/or there has been a change in ownership of at least 25% of the issued and outstanding stock and such issuance was not approved by either Mr. Levy or Mr. Lubman, then the non-approving person(s) may elect to terminate his employment contract and receive 2.99 times his annual compensation including benefits, or such other amount then permitted under the Internal Revenue Code without an excess penalty, in addition to the remainder of his compensation under his existing employment contract.

In July 2001, we entered into a Termination and Separation Agreement with Mr. Epstein. Mr. Epstein had served as our Chairman and Acting Chief Executive Officer since February 2000, positions he resigned from effective July 11, 2001. Under the terms of this agreement, we made severance payments to Mr. Epstein totaling $100,000 over a six month period. These severance payments have been completed and we have no further obligations in connection with this agreement. All of Mr. Epstein's options terminated except for an option to purchase up to 125,000 shares of Common Stock at an exercise price of $2.90 per share, which remained exercisable until the earlier of a material breach by Mr. Epstein of his agreement or one year and one day after the date of the agreement. These options have now expired.


Stock Option Plans
------------------

In 1996, we adopted and our shareholders ratified, our 1995 Employee Stock Option Plan. The option plan, as amended, provides for the grant of options to purchase an aggregate of 850,000 shares of our common stock to our qualified employees, officers, directors, independent contractors, consultants and other individuals. The exercise price of options must be at least 85% of fair market value of the common stock on the date of grant (100% of fair market value, in the case of incentive stock options). As of November 30, 2003, options to purchase 685,500 shares were outstanding and 12,000 shares were available for grant.

               Aggregated Option Exercises in Last Fiscal Year
                    and Fiscal Year End Option Values
                -----------------------------------------------


               Number of                    Value of Unexercised
               Unexercised Options          In-the-Money Options
               at November 30,2003          at November 30, 2003(1)
               -------------------         -------------------------

Name       Exercisable   Unexercisable     Exercisable   Unexercisable
----       -----------   -------------     -----------  -------------

Ira Levy     315,555        0                 $0             $0


Steven J.
Lubman       200,000        0                 $0              $0

<F1>
(1) Based on a closing price of $.06 per share on November 30, 2003.


Option Grants in Last Fiscal Year
---------------------------------

There were no options granted in Fiscal 2003.




Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT.
         ----------

The following table sets forth as of February 23, 2004, The number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

                                           Percentage of
                     Amount and Nature     Surge Common
Name and address of  of Surge Common Stock Stock Benefi-
Beneficial Owner     Beneficially Owned    cally Owned
------------------- --------------------- -------------

Ira Levy(2)             568,855(3)               6.3%

Steven J. Lubman(2)     455,000(4)               5.1%

Lawrence Chariton(2)    101,795(5)               1.2%

Alan Plafker(2)          20,916(6)                 *

David Siegel(2)          75,000(7)                 *

Gary Jacobs (2)               0                    0

All directors and
executive officers
as a group (6 persons)  1,237,303(8)           13.30%


---------------------

* Less than 1% of the issued and outstanding shares of Common Stock.

<F1>
(1) Based on 8,743,326 shares of Common Stock issued and outstanding as of February 23, 2004.

<F2>
(2) The business and mailing address for each of these individuals is c/o Surge Components, Inc., 95 East Jefryn
Boulevard, Deer Park, New York 11729.

<F3>
(3) Includes 315,555 shares of Common Stock issuable upon exercise of options granted to Mr. Levy, which options are exercisable within the next 60 days. Also includes shares of Common Stock held by Mr. Levy which are subject to certain voting and transfer restrictions pursuant to a stock purchase agreement between Mr. Lubman and Mr. Levy. Does not include (a) 105,553 shares of Common Stock issuable upon exercise of a Surge option granted to Mr. Levy, which options are not exercisable within 60 days, or (b) 1,025,000 shares of Common Stock issuable upon exercise of options subject to shareholder approval.

<F4>
(4) Includes 200,000 shares of Common Stock issuable upon exercise of options granted to Mr. Lubman, which options are exercisable within the next 60 days. Also includes shares of Common Stock held by Mr. Lubman which are subject to certain voting and transfer restrictions pursuant to a stock purchase agreement between Mr. Lubman and Mr. Levy. Does not include
1,000,000 shares of Common Stock issuable upon exercise of options granted subject to shareholder approval.

<F5>
(5) Includes 1,810 shares of Common Stock issuable upon exercise of warrants held by Mr. Chariton, which warrants are exercisable within the next 60 days.

<F6>
(6) Includes 20,000 shares of Common Stock issuable upon exercise of options granted to Mr. Plafker, which options are exercisable within the next 60 days.

<F7>
(7) Includes 40,000 shares of Common Stock issuable upon exercise of options granted to Mr. Siegel, which shares are exercisable within the next 60 days. Does not include 400,000 shares of Common Stock issuable upon exercise of an option subject to shareholder approval.

<F8>
(8) Includes an aggregate of 617,365 shares of Common Stock issuable upon exercise of options and warrants held by Surge's executive officers and directors, which options and warrants are exercisable within the next 60 days.

The Company is unaware of any arrangement, the operation of which, at a subsequent date, may result in a change of control of the Company.


Item 12. Certain Relationships And Related Transactions.
----------------------------------------------

In October 2000, we entered into a lease with Great American Realty of Jefryn Blvd., LLC, a company whose stock is owned 33-1/3% each by Messrs. Ira Levy and Lubman, two of our executive officers and directors, and Mr. Mark Siegel, a former director, for a 23,250 square foot executive office and warehouse facility, which we occupied in April 2001. The yearly rental for this facility is approximately $175,000 for the first year, increasing by 3% annually to approximately $228,000 in the final year of the lease. This lease expires on September 30, 2010. Our monthly rental cost for such lease was $15,416 during Fiscal 2003. The lease was negotiated in an arm's length transaction and the rental rate is typical for the type and location of facilities.

On November 24, 2000, the Company entered into an agreement with a financial consultant, Equilink Capital Partners, LLC ("Equilink"), for which the consultant received 900,000 Common Shares, 70,000 shares of the Series C Preferred Stock and five year warrants to purchase 2,000,000 shares of Common Stock exercisable at $3 per share, for past and future services and expenses. Included in the past services were fees totaling $338,438 relating to services and expenses on an aborted merger, $302,812 relating to a terminated acquisition, $226,812 for expenses relating to the $7 million convertible note offering and $3,704,999 relating to another terminated acquisition.

Pursuant to a Redemption Agreement, dated as of April 3, 2001, with Equilink and R. DePalo, its sole shareholder, the Company purchased from Equilink 423,000 shares of Common Stock and 8,000 shares of Series C Preferred Stock for $650,000 in cash. The purchase price for these securities wais based upon approximately 95% of the average closing price of the shares of Common Stock for the five trading days ended on April 2, 2001. The Company received general releases from Equilink, Mr. DePalo and a third party and the Company agreed not to pursue any action against Equilink or Mr. DePalo, except in limited specified situations, in connection with the closing of the redemption transaction.

In April 2002, in connection with a Mutual Release,
Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), among other provisions, the Investors transferred back to the Company 252,000 shares of Common Stock, 19,300 shares of Series C Preferred Stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000. In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other.

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


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
----------------------------------------

The Board of Directors has selected S&G, independent certified public accountants, auditors of the Company's financial statements for FY2003, as the auditors of the financial statements of the Company for its current fiscal year ending November 30, 2004.


Item 13. Exhibits and Reports on Form 8-K.
--------------------------------

(a) Exhibits.
    --------

Set forth below is a list of the exhibits to this Annual
Report on Form 10-KSB.

Exhibit
Number               Description
-------              -----------


3.1 Composite of the Certificate of Incorporation of Surge
    Components, Inc., as amended to date. (1)(2)

3.2 By-Laws of Surge Components, Inc., as amended to date.(2)

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

4.4 Specimen of the Surge Class A common stock purchase warrant certificate. (2)

10.1 Surge Components 1995 Employee Stock Option Plan. (2)

10.2 Superus Holdings, Inc. Incentive Stock Plan. (3)

10.3 Form of sales representative agreement. (2)

10.4 Termination, Release and Debt Discharge Agreement, dated as of December 4, 2000, among Global DataTel,
     Inc. and all of its subsidiaries, Surge Components, Inc., GDIS Acquisition Corp. and Superus Holdings, Inc.(4)


Exhibit
Number                   Description
-------                  -----------


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

10.10 Financing Agreement dated July 2, 2002, by and among
      Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (7)

10.11 Mutual Release, Settlement, Standstill and Non-
      Disparagement Agreement, dated as of April 12, 2002, by and among Surge Components, Inc. and Equilink Capital
      Partners, LLC, Robert DePalo, Old Oak Fund Inc. and
      Kenneth Orr. (8)

10.12 Redemption Agreement, dated as of April 3, 2001 by and among Surge Components, Inc., Robert DePalo and
      Equilink Capital Partners, LLC. (9)

10.13 Termination and Separation Agreement dated as of July
      9, 2001, among Craig Carlson, Surge Components, Inc. and Superus Holdings, Inc. (10)


Exhibit
Number         Description
-------        -----------


10.14 Termination and Separation Agreement dated as of July
      11, 2001, among Adam J. Epstein, Surge Components, Inc. and
      Superus Holdings, Inc. (10)

11 Statement re computation of per share earnings.

14 Code of Business Conduct and Ethics.

21  Subsidiaries of Surge Components, Inc.

23.1 Consent of Seligson & Giannattasio, LLP.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Order and Notice by the U.S. Bankruptcy Court for the
     District of Delaware in Re a petition for relief under
     Chapter 7 of Title 11, U.S. Code, filed by Superus
     Holdings, Inc.
----------------------------

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


(b) Reports on Form 8-K

None.



Item 14. Controls and Procedures
-----------------------

The Company maintains "disclosure controls and procedures", as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Executive Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Principal
Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Annual Report on Form 10-KSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.





        SURGE COMPONENTS, INC. AND SUBSIDIARIES

            Index to Financial Statements
         for the Year Ended November 30, 2003




Contents
--------


Independent Auditors' Report                F-1


Consolidated Balance Sheet                  F-2


Consolidated Statements of Operations and
Comprehensive Loss                          F-4

Consolidated Statements of Changes in
Shareholders' Equity                        F-5


Consolidated Statements of Cash Flows       F-6


Notes to Consolidated Financial Statements  F-9 - F-27


Signatures                                  F-28


Exhibit Index                               F-29






      INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Shareholders
Surge Components, Inc.


We have audited the accompanying consolidated balance sheet of Surge Components, Inc. and subsidiaries as of November 30, 2003 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2003 and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


Seligson & Giannattasio, LLP
N. White Plains, New York
February 6, 2004
(except for Note M as to which
the date is February 9, 2004)





            SURGE COMPONENTS, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheet

                    November 30, 2003



         ASSETS
         ------

Current assets:
Cash                                            $ 695,420
Marketable securities - available for sale        277,643
Accounts receivable (net of allowance for
doubtful accounts of $40,335)                   1,775,293
Inventory, net                                  1,812,078
Prepaid expenses and income taxes                  71,054
                                               ----------

Total current assets                           $4,631,488

Fixed assets - net of accumulated depreciation
and amortization of $1,071,572                    946,872

Other assets                                        7,789
                                               ----------

Total assets                                   $5,586,149
                                               ==========




               SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Balance Sheet
                        November 30, 2003



       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
Loan payable                               $ 341,192
Accounts payable                           1,162,716
Accrued expenses                             587,108
                                        ------------
Total current liabilities                  2,091,016

Deferred rent                                 62,288
                                        ------------
Total liabilities                          2,153,304
                                        ------------
Minority interest                             20,849
                                        ------------
Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock,
  1,000,000 shares authorized:
  Series A - 260,000 shares authorized,
  none outstanding.
  Series B - 200,000 shares authorized,
  none outstanding, non-voting, convertible,
  redeemable.
  Series C - 100,000 shares authorized,
  42,700 shares issued and outstanding,
  redeemable, convertible, and a
  liquidation preference of $5 per share           43
Common stock - $.001 par value stock,
  25,000,000 shares authorized,
  8,743,326 shares issued and outstanding        8,744
  Additional paid-in capital                22,959,605
  Stock subscriptions receivable                     -
Accumulated other comprehensive loss                 -
unrealized loss on marketable securities             -
available for sale                             (19,510)
Accumulated deficit                        (19,536,886)
                                           -----------
Total shareholders' equity                   3,411,996
                                           -----------
Total liabilities and shareholders' equity $ 5,586,149
                                          ============

See notes to financial statements.




              SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Operations and Comprehensive Loss


                                  Year Ended November 30,
                                    2003          2002
                                 ----------    ----------

Net sales                       $11,225,294   $10,917,439

Cost of goods sold                8,504,371     7,984,676
                                 ----------    ----------
Gross profit                      2,720,923     2,932,763
                                 ----------    ----------
Operating expenses:
Selling and shipping               1,042,217    1,002,916
General and administrative         2,679,831    3,317,699
Financial consulting services              -      263,850
Cancellation of Superus' liabilities
                                     (247,985)          -
Settlement of amount due to lawyers  (676,016)          -
                                    ---------   ---------
Total operating expenses            2,798,047   4,584,465
                                    ---------   ---------
Loss before other income (expense)
 and income taxes                     (77,124) (1,651,702)
                                    ---------   ---------
Other income (expense):
Investment income                      19,014      50,716
Interest expense                     (102,164)    (57,686)
Loss on sale of securities                  -     (81,282)
                                    ---------   ---------
Other income (expenses)               (83,150)    (88,252)
                                    ---------   ---------
                                     (160,274) (1,739,954)
Minority interest                     (38,229)     (8,407)
                                    ---------   ---------
Loss before income taxes             (122,045) (1,731,547)

Income taxes                            9,591       8,832
                                    ---------   ---------
Net loss                           $(131,636) $(1,740,379)
Dividends on preferred stock          47,525       26,175
                                  ----------    ---------
Net loss available to
 common shareholders               $(179,161) $(1,766,554)
                                  ==========    =========
Other comprehensive loss:
Net loss                           $(131,636) $(1,740,379)
Unrealized holding loss on
 investment securities                (2,071)     (44,473)
Reclassification adjustment - loss
 on sale of securities                     -       81,282
                                   ---------    ---------
Total comprehensive loss           $(133,707) $(1,703,570)
                                   =========    =========
Weighted average shares outstanding
 Basic                             8,743,326     8,848,530
 Diluted                           8,743,326     8,848,530
(Loss) available to common
 shareholders per share
Basic                                   $(.02)      $ (.20)
Diluted                                 $(.02)      $ (.20)



See notes to financial statements.



               SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Changes in Shareholders' Equity

                Years ended November 30, 2003 and 2002




                                                       Additional Stock
                 Series C Preferred      Common        Paid-In    Subscriptions
                   Shares Amount     Shares   Amount   Capital    Receivable
                   ------ ------     ------   ------  ----------  -------------

Balance -
 November 30, 2001 62,000  $ 62     9,022,448  $9,023  $23,080,835  $ (9,200)

Repurchase and
 retirement of
 shares            (19,300)  (19)     (279,122)   (279)     (73,705)      --

Repayment of loan
 from employee to
 exercise options       --   --             --      --          --     5,700

Preferred stock
 dividends              --   --             --      --      (26,175)     --

Net unrealized gain
 on available for
 sale securities        --   --            --       --           --      --

Net loss                --   --            --       --           --      --
                    ------ ------   ---------    -----   ----------  -------
Balance -
 November 30, 2002  42,700    $43   8,743,326   $8,744  $22,980,955  $(3,500)

Repayment of loan
 from employees to
 exercise options       --     --         --        --          --     3,500

Preferred stock
 dividends              --     --         --        --      (21,350)      --

Net unrealized loss on
 available for
 sale securities        --     --         --        --          --        --

Net loss                --     --         --        --          --        --
                    ------ ------  ---------     -----  ----------   -------
Balance -
 November 30, 2003  42,700    $43  8,743,326    $8,744 $22,959,605   $     --
                    ====== ======  =========     =====  ==========    =======


See notes to financial statements.





               SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Changes in Shareholders' Equity

                Years ended November 30, 2003 and 2002



                   Net Unrealized    Unearned
                   Gain (Loss)       Compensation
                   On Investment     Equity         Accumulated
                   Securities        Instruments    Deficit       Total
                   --------------    ------------   -----------   ----------

Balance -
 November 30, 2001  $(61,912)        $ --           $(17,664,871)  $5,353,937

Repurchase and
 retirement of
 shares                   --           --                     --      (74,003)

Repayment of loan
 from employee to
 exercise options         --            --                     --        5,700

Preferred stock
 dividends                --            --                     --      (26,175)

Net unrealized gain
 on available for
 sale securities       44,473           --                      --       44,473

Net loss                   --           --              (1,740,379)  (1,740,379)
                       ------       ------              ----------    ---------
Balance -
 November 30, 2002   $(17,439)          --              (19,405,250)  3,563,553

Repayment of loan
 from employees to
 exercise options          --           --                       --       3,500

Preferred stock
 dividends                 --           --                       --     (21,350)

Net unrealized loss on
 available for
 sale securities        (2,071)         --                       --       (2,071)

Net loss                    --          --                 (131,636)    (131,636)
                        ------        ----                 --------    ---------
Balance -
 November 30, 2003    $(19,510)         --              $(19,536,886)  $3,411,996
                       =======       =====               ===========   ==========


See notes to financial statements.




          SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Statements Of Cash Flows




                                        Year Ended November 30,
                                            2003        2002
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                $(131,636)  $(1,740,379)
Adjustments to reconcile net
loss to net cash provided by operating
activities:
Depreciation and amortization             257,067       338,799
Inventory provision for losses on
inventory                                (375,248)       19,249
Minority interest                          (4,479)       25,328
Loss on sale of securities                      -        81,282

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                       (217,346)      52,085
Inventory                                  684,368      170,965
Prepaid expenses and taxes                  45,892       25,508
Other assets                                (3,735)       3,931
Accounts payable                          (612,022)    (541,020)
Accrued expenses and taxes                (293,562)    (280,335)
Deferred rent                               13,982       19,396
                                         ---------    ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES  (636,719)   (1,825,191)
                                         ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities            (9,569)     (31,011)
Sale of marketable securities                     -      900,590
Net amounts due under repurchase agreement        -    1,054,602
Acquisition of fixed assets                 (30,354)     (33,498)
                                          ---------   ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES    (39,923)   1,890,683
                                          ---------   ----------

See notes to financial statements.


                 SURGE COMPONENTS, INC. AND SUBSIDIARIES

                  Consolidated Statements Of Cash Flows




                                       Year Ended November 30,
                                           2003        2002
                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions           3,500        5,700
Net borrowings from loan payable         (125,879)     467,071
Purchase and retirement
 of treasury stock                              -      (74,003)
                                         ---------  ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES  (122,379)    398,768
                                         ---------  ----------
NET INCREASE (DECREASE) IN CASH           (799,021)    464,260

CASH AT BEGINNING OF YEAR                 1,494,441   1,030,181
                                          ---------  ----------
CASH AT END OF YEAR                       $ 695,420  $1,494,441
                                          =========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Income taxes paid                          $ 10,613    $ 11,277
                                          =========   =========
Interest paid                              $ 99,789    $ 57,686
                                           ========   =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock       $ 21,350    $ 26,175


See notes to financial statements.



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

In March 2000, Surge formed Superus Holdings, Inc. ("Superus"), a Delaware corporation, as a wholly owned subsidiary. Superus, inactive at March 8, 2002, filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code. In December 2003, the court approved the trustees' report and closed the bankruptcy case. As a result, the Company has written off the balance of the Superus liabilities totaling $247,985 during the year ending November 30, 2003.

In July 2000, Surge entered into a joint venture agreement with Lelon Electronics Corp. (a supplier of component parts to Surge) to form Surge/Lelon LLP, a Delaware limited liability company. The Company has membership interests in the joint venture totaling 55%. Operations commenced in August 2002. Surge/Lelon LLP operations have been consolidated with the Company. The ownership of Lelon Electronics in this joint venture, totaling 45%, has been reported as a minority interest.

In May 2002, Surge and an officer of Surge became sole owners of Surge Components, Limited ("Surge Limited"), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. Surge Limited started doing business in July 2002. Surge Limited operations have been consolidated with the Company.


NOTE A - ORGANIZATION, DESCRIPTION OF COMPANY'S BUSINESS AND
         BASIS OF PRESENTATION (Continued)

The accompanying financial statements have been prepared assuming that the Company will be able to sustain its operations through November 30, 2004. While the Company has experienced recurring net losses, management has estimated that the Company will be able to reduce operating expenses and maintain adequate liquidity based on information currently available, to meet its obligations without having to dispose of assets in other than the normal course of business.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of Consolidation:

The consolidated financial statements include the accounts of Surge, Challenge, Superus, Surge/Lelon and Surge Limited
(collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

[2] Revenue Recognition:

Revenue is recognized when product is shipped from the Company's warehouse. For direct shipments, revenue is recognized when product is shipped from the Company's supplier.

The Company performs ongoing credit evaluation of its customers and maintains reserves for potential credit losses. During
February 2003, the Company obtained $2,000,000 of credit insurance covering most of their customers.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[3] Marketable Securities (Continued):

The unrealized loss on these securities is reflected as a separate component of shareholders' equity and any changes in their value are included in comprehensive loss. The value of these securities at November 30, 2003 is as follows:


Cost                         $297,153
Cumulative unrealized loss     19,510
                             --------
                             $277,643
                             ========


Cost used in the computation of realized gains and losses is determined using the average cost method. During 2002, the Company sold $900,590 of marketable securities and had a realized loss of $81,282. There were no sales of marketable securities during the year ended November 30, 2003.

[4] Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2003 approximated $411,329. The Company, at November 30, 2003, has a reserve against slow moving and obsolete inventory of $675,752.

[5] Depreciation and Amortization:

Fixed assets are recorded at cost. Depreciation is generally on a straight line method and amortization of leasehold improvements is provided for on the straight-line method over the shorter of the lease term or the estimated useful lives of the various assets as follows:



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[5] Depreciation and Amortization (Continued):


Furniture, fixtures and equipment  5 - 7 years
Computer equipment                 5 years
Leasehold Improvements             Estimated useful
                                   life or lease
                                   term, whichever is
                                   shorter

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

[6] Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes and accounts receivable. The Company maintains substantially all of its cash balances in two financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. At November 30, 2003, the Company's uninsured cash balances totaled approximately $ 387,313.

[7] Income Taxes:

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

[8] Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[9] Use of Estimates:

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

[10] Accounting for Stock-Based Compensation:

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

[11] Fair Value of Financial Instruments:

Cash balances and the carrying amount of the accrued expenses approximate their fair value based on the nature of those items.

Estimated fair values of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[11] Fair Value of Financial Instruments (Continued):

value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[12] Earnings (Loss) Per Share:

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". The earnings (loss) has been adjusted for cumulative dividends on preferred stock. Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants and the conversion of notes payable and preferred stock. The Company had a net loss for Fiscal 2003 and Fiscal 2002, and accordingly, potential common share equivalents are excluded from this computation as the effect would be anti-dilutive. These potential dilutive common shares consist of the following:


                         Potential Dilutive Common Shares
                                 2003          2003
                              ----------   -----------

Preferred Series C stock         427,000      427,000
Stock options                 11,745,501    6,445,501
Warrants                       2,000,000    5,423,969
                              ----------   ----------
                              14,172,501   12,296,470
                              ==========   ==========


NOTE C - DUE UNDER REPURCHASE AGREEMENT

In September 2001, the Company entered into an agreement with a subsidiary of Invensys Plc. ("Maple Chase") pursuant to which the Company paid approximately $1,250,000 for certain inventory held by Maple Chase who agreed to repay the Company, in non-

NOTE C - DUE UNDER REPURCHASE AGREEMENT (Continued)

interest installments over 12 months for such inventory (the "Repurchase Agreement"). For accounting purposes, the amount paid by the Company under the Repurchase Agreement was treated as a one year financing. All amounts due under the agreement were repaid prior to November 30, 2002.

NOTE D - FIXED ASSETS

Fixed assets consist of the following at November 30, 2003:

Furniture and fixtures           $   350,988
Leasehold improvements               854,338
Computer equipment                   813,118
                                   ---------
                                   2,018,444
Less - accumulated depreciation    1,071,572
                                   ---------
Total fixed assets                 $ 946,872
                                   =========


Depreciation and amortization expense for the years ended
November 30, 2003 and 2002 was $257,067 and $338,799,
respectively.

NOTE E - RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee's salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee's contribution for each dollar of employee deferral up to five percent (5%) of the employee's salary. Net assets for the plan, as estimated by Best of America Group Pension Series, which maintains the plan's records, were approximately $325,000 at November 30, 2003. Pension expense for the years ended November 30, 2003 and 2002 was $1,151 and $2,544, respectively.

NOTE F - SHAREHOLDERS' EQUITY

[1] Preferred Stock:

In February 1996, the Company amended its Certificate of
Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series.

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock which was to be issued in connection with the acquisition of Global. None of the Series A preferred stock is outstanding as of November 30, 2003.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock ("Series B Preferred") in connection with the acquisition of Mail. In November 2000, 182,140 shares of the Series B Preferred were issued to the former shareholders of Mail and were held in escrow until the Mail merger was unwound. These shares were reacquired by the Company and were returned. No shares of Series B Preferred Stock are currently issued or outstanding.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock ("Series C Preferred") in payment of financial consulting services. Each share of Series C Preferred is automatically convertible into 10 shares of the Company's Common Stock upon shareholder approval. If the Series C Preferred was not converted into common stock on or before April 15, 2001, these shares are entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year. In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to Equilink, its investment banker and a shareholder of the Company. In April 2001, 8,000 shares of the Series C Preferred were repurchased. Dividends aggregating $47,525 have not been paid for the semiannual periods ended December 31, 2001 through 2003, respectively. The Company has accrued these dividends. The December 31, 2003 dividend of $10,675 has not been declared

NOTE F - SHAREHOLDERS' EQUITY (Continued)

[1] Preferred Stock Continued:

or paid.

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement by and among the Company and Equilink Capital Partners, LLC, Robert DePalo, Old Oak Fund Inc. and Kenneth Orr (collectively, the "Investors"), among other provisions, the Investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, representing all of the Company's securities held by the Investors, and agreed, among other things, not to purchase any securities of the Company and not to disparage the Company in any manner, in exchange for $225,000. (The shares were held in escrow until the final payment was made.) In addition, the Company and the Investors mutually agreed to release each other from all claims each party had, now has, or in the future might have against the other. The Company recorded a charge of approximately $193,850, in connection with the settlement.

At November 30, 2003, there are 42,700 shares of Series C
Preferred stock issued and outstanding.

[2] Warrants:

In connection with the Company's 1995 Private Placement,
1,700,000 warrants were issued with an exercise price of $5.00 per share. These warrants expired on July 31, 2003.

On August 8, 1996, the Company completed a public offering of its Common Stock (the "Public Offering"). The offering consisted of 1,725,000 units, at a selling price of $3.20 per unit. Each unit consisted of one Common Share (the "Common Shares") and one redeemable Class A Common Share Purchase Warrant (the "Warrants"). Each Warrant entitles the holder to purchase Common share for a period of five years commencing two years after the July 31, 1996 effective date of the Public

NOTE F - SHAREHOLDERS' EQUITY (Continued)

[2] Warrants (Continued):

Offering at a price of $5.00 per share, subject to redemption.
1,031 of the warrants were exercised. These warrants expired on July 31, 2003.

In connection with the Company's Public Offering, the underwriters received Unit Purchase Options ("UPOs") to purchase 172,500 of the above units at $5.12 per unit. Each unit consists of one Common share and one Warrant. In Fiscal 2000, a portion of the UPO's aggregating 23,400 shares of Common shares and 3,600 Warrants were purchased for aggregate proceeds of $116,640. The remaining unexercised UPOs expired in August
2001.

Warrant transactions for the years ended November 30, 2003 and 2002 are as follows:


Warrants outstanding December 1, 2000       5,482,169
 Expired                                      (58,200)
                                            ---------
Warrants outstanding November 30, 2002      5,423,969
 Expired                                    3,423,969
                                            ---------
Warrants outstanding November 30, 2003      2,000,000
                                            =========


[3] 1995 Employee Stock Option Plan:

In January 1996, the Company adopted, and in February 1996 the shareholders ratified, the 1995 Employee Stock Option Plan ("Option Plan"). The plan provides for the grant of options to qualified employees of the Company, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 common shares. In March 1998, the Option Plan was amended to increase the number of aggregate Common Shares available under the plan to 850,000.

NOTE F - SHAREHOLDERS' EQUITY (Continued)

[3] 1995 Employee Stock Option Plan (Continued):

Stock option incentive plan activity is summarized as follows:

                                                      Weighted Average
                                           Shares     Exercise Price
                                          --------    --------------

Options outstanding November 30, 2001      689,500          $1.99
Granted                                          -              -
Exercised                                        -              -
Canceled                                    (4,000)         $1.91
                                           --------
Options outstanding November 30,
2003 and 2002                               685,500         $1.99
                                            =======

Options exercisable November 30, 2003       685,500         $1.99

                                           ========


Exercise prices for options outstanding as of November 30, 2003 ranged from $1.25 to $4.56. The weighted-average remaining contractual life of these options is approximately four years.

Exercise prices for outstanding stock options at November 30, 2003 are as follows:

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
                 -------
                 685,500
                 =======

NOTE F - SHAREHOLDERS' EQUITY (Continued)

[4] Additional Stock Options Granted:

In December 1998, the Company granted options to purchase 5,300,000 shares (the "December 1998 Options") of Common shares to certain of its officers and directors. The December 1998 Options were exercisable four years from the grant date (December 28, 2002) at an exercise price of $2 per share (market value on the date of the grant). The options expired in December 2003.

In November 2000, the Company granted options to purchase 1,435,000 shares of Common Shares to certain of its officers and employees. The options are exercisable for a five year period at an exercise price of $2.875 per share (market value on the date of the grant). The options vest at various dates over two years.

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

In March 2001, the Company granted options to certain officers/directors to purchase an aggregate of 2,650,000 shares of the Company's common stock exercisable at $2.00 per share. The exercise of these options are subject to (i) obtaining shareholder approval and (ii) the cancellation of options to purchase 2,650,000 shares of Superus' common stock (see Note I[5]).

In July 2001, the Company granted ten year options to certain officers/directors to purchase 80,000 Common Shares at an exercise price $1 per share.


NOTE F - SHAREHOLDERS' EQUITY (Continued)

[5] Superus Stock Option Plan:

In February 2000, Superus adopted, and the Company as sole shareholder ratified, the Superus 2000 Stock Incentive Plan (the "Superus Plan"). The Superus Plan provides for the grant of options to qualified employees, independent contractors, consultants and other individuals to purchase an aggregate of 15 million shares of common stock. During March 2000, the same officers and directors of the Company discussed in [4] above, were granted 2,650,000 options to purchase a proposed tracking stock, with the same terms as the December 1998 options, except that the exercise price is $2.69 per share. Upon shareholder approval in September 2000, the options became immediately exercisable. In December 2000, the options became exercisable for Superus common stock since a determination was made that no tracking stock would be issued. There were options to purchase 2,850,000 shares of Superus common stock outstanding at November 30, 2003 and 2002.

[6] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

NOTE G - INCOME TAXES

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



NOTE G - INCOME TAXES (Continued)

As of November 30, 2003, the Company's deferred income taxes are comprised of the following:

Deferred tax assets
  Net operating losses       $ 6,925,640
  Allowance for bad debts         16,110
  Inventory                      269,895
  Capital loss                    49,786
  Deferred rent                   24,878
  Contribution                     2,321
                               ---------
  Total deferred tax assets    7,288,630
  Deferred tax liabilities
    Depreciation                   4,393
                               ---------
  Net deferred tax assets      7,284,237
  Valuation allowance          7,284,237
                               ---------
  Deferred tax assets         $       --
                               =========

The valuation allowance decreased by approximately $176,000 during the year ended November 30, 2003 and increased by approximately $630,000 during the year ended November 30, 2002.

The Company's income tax expense consists of the following:

                               Year Ended
                               November 30,
                             2003       2002
Current:                    ------    -------
 Federal                   $    --       $ --
 States                      9,591      8,832
                            ------    -------
                             9,591      8,832
Deferred:                   ------     ------
 Federal                        --         --
 States                         --         --
                             ------   -------
Provision for income taxes   $9,591    $8,832
                             ======   =======

NOTE G - INCOME TAXES (Continued)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $17,340,000 for federal and state purposes, which expire through 2023. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.
A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                     Year Ended November 30,
                                          2003    2002
                                        ------   ------

U.S. Federal income tax statutory rate   (34)%   (34)%
Valuation allowance                       34%     34%
State income taxes                         1%      1%
                                         ---     ---
Effective tax rate                         1%      1%
                                         ===     ===



NOTE H - RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2010 from a corporation that is controlled by officers/shareholders of the Company ("Related Company"). Annual minimum rental payments to the Related Company approximately $186,000 for the Fiscal 2003, and increase at the rate of three per cent per annum throughout the lease term.

Pursuant to the lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating to rental payments, including those attributable to scheduled rent increases, on a straight line basis, over the lease term.




NOTE H - RENTAL COMMITMENTS (Continued)


The future minimum rental commitments at November 30, 2003:

Year Ending November 30,
        2004              $191,497
        2005               197,242
        2006               203,159
        2007               209,254
        2008               215,532
        2009               221,998
        2010               189,600
                        ----------
                        $1,428,282
                         =========


Rental expense for Fiscal 2003 and 2002, were $213,536 and $219,202, respectively, of which $185,920 and $180,728 were paid to the Related Company.

NOTE I - EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2003 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $200,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses. The Compensation Committee of the Company's Board of Directors determines the bonuses. There were no such bonuses paid in Fiscal 2002 and Fiscal 2003. The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times

NOTE I - EMPLOYMENT AND OTHER AGREEMENTS (Continued)

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

NOTE J - MAJOR CUSTOMERS

The Company has one customer who accounted for 12% of net sales for Fiscal 2003 and accounted for 15% of accounts receivable at November 30, 2003. The Company had two other customers who accounted for in excess of 10% (10% and 16%, respectively) of accounts receivable at November 30, 2003.

NOTE K - MAJOR SUPPLIERS

During Fiscal 2003 there was one foreign supplier accounting for 33% of total inventory purchased. This supplier accounted for 36% of total inventory purchased during Fiscal 2002.

The Company purchases a significant portion of its products overseas. For Fiscal 2003, the Company purchased 41% from
Taiwan, 22% from Hong Kong, 20% from elsewhere in Asia and 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company's export sales approximated:


                         Year Ended November 30,
                         2003             2002
                       -----------    -----------
Canada                 $ 387,146       $ 444,095
Asia                   1,343,220       1,492,723
Europe                    50,730          21,608
Central America           12,600          38,339


NOTE M - CONTINGENCIES AND OTHER MATTERS

The Company received a letter from a lawyer from a collection agency dated February 13, 2003 on behalf of Snow Becker & Krauss P.C., our former legal counsel ("SBK") asserting a claim for legal fees of approximately $676,000. These fees relate to services rendered by SBK between one and two years ago. In February 2004, the Company and SBK entered into an agreement releasing each for claims against the other and settling the amount owed to SBK. As a result, the Company has written off $676,016 of the debt and has reported this as income for the year ended November 30, 2003.

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

NOTE N - LOAN PAYABLE

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the "Credit Line"). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. In addition the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company's assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. During Fiscal 2003, the agreement was amended to adjust the financial covenants. In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. At November 30, 2003, the Company was in compliance with the financial covenants.





                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2004   Surge Components, Inc.


                           By:/s/Ira Levy
                           --------------------------
                           Ira Levy, President
                           and Chief Executive
                           Officer (Principal
                           Executive Officer and
                           Principal Financial
                           Officer)

/s/ Ira Levy
--------------------- President and Director February 26, 2004
Ira Levy             (Principal Executive
                      Officer and Principal
                      Financial Officer)


/s/ Steven J. Lubman  Vice President,         February 27, 2004
--------------------- Secretary, Chief
Steven J. Lubman      Financial Officer and
                      Director (Principal
                      Accounting Officer)


/s/ Lawrence Chariton  Director               February 27, 2004
---------------------
Lawrence Chariton


/s/ David Siegel
---------------------   Director              February 27, 2004
David Siegel


/s/ Alan Plafker
---------------------    Director             February 27, 2004
Alan Plafker


/s/ Gary Jacobs
---------------------     Director            February 27, 2004
Gary Jacobs





              EXHIBIT INDEX
              -------------



11    Statement re Computation of Earnings per Common
      Share.


14    Code of Business Conduct and Ethics.


21    List os Subsidiaries of Surge Components, Inc.


23.1  Consent of Seligson & Giannattasio, LLP


31.1  Certification pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.


32.1  Certification pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.1 Order and Notice by the U.S. Bankruptcy Court for the District of Delaware in Re a petition for relief under Chapter 7 of Title 11, U.S. Code, filed by Superus Holdings, Inc.