Form 10-Q
period 2010-08-31
SURGE COMPONENTS INC
filed 2010-10-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

COMMISSION FILE NUMBER 000-52363

SURGE COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-2602030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 East Jefryn Blvd., Deer Park, New York	11729
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (516) 595-1818

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 14, 2010 there were 8,922,512 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of August 31, 2010 (unaudited) and November 30, 2009	3

Consolidated Statements of Operations for the nine and three months ended August 31, 2010 and 2009	5

Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009 (unaudited) and for the years ended November 30, 2009 and 2008	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. (Removed and Reserved)	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	31

SURGE COMPONENTS, INC.

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$862,748	$1,140,338
Restricted cash	245,412	244,020
Accounts receivable - net of allowance for
doubtful accounts of $19,513	3,966,500	2,547,213
Inventory, net	2,378,134	1,619,263
Prepaid expenses and income taxes	70,883	62,210

Total current assets	7,523,677	5,613,044

Fixed assets – net of accumulated depreciation
and amortization of $2,129,843 and $2,027,662	211,843	303,847

Other assets	4,139	5,459

Total assets	$7,739,659	$5,922,350

See notes to financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2010	2009
	(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit	$--	$766,468
Accounts payable	2,610,370	1,474,539
Accrued expenses	817,279	731,004
Current portion of note payable	--	1,303

Total current liabilities	3,427,649	2,973,314

Deferred rent	2,302	23,016

Total liabilities	3,429,951	2,996,330

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock,
5,000,000 shares authorized:
Series A – 260,000 shares authorized,
none outstanding.
Series B – 200,000 shares authorized,
none outstanding, non-voting, convertible,
redeemable.
Series C – 100,000 shares authorized,
32,700 shares issued and outstanding,
redeemable, convertible, and a
liquidation preference of $5 per share
Common stock - $.001 par value stock,	33	33
75,000,000 shares authorized, 8,922,512 and
8,874,512 shares issued and outstanding	8,922	8,874
Additional paid-in capital	22,911,827	22,888,135
Accumulated deficit	(18,611,074)	(19,971,022)

Total shareholders' equity	4,309,708	2,926,020

Total liabilities and shareholders' equity	$7,739,659	$5,922,350

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS -UNAUDITED

	Nine Months Ended		Three Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net sales	$15,620,352	$8,576,213	$6,067,148	$3,333,225

Cost of goods sold	10,958,792	6,152,063	4,252,684	2,397,560

Gross profit	4,661,560	2,424,150	1,814,464	935,665

Operating expenses:
Selling and shipping expenses	1,248,187	752,618	450,531	276,669
General and administrative expenses	1,836,010	1,478,631	634,279	465,311
Depreciation and amortization	105,180	112,960	37,410	37,876

Total operating expenses	3,189,377	2,344,209	1,122,220	779,856

Income before other income (expense)
and income taxes	1,472,183	79,941	692,244	155,809

Other income (expense):
Interest expense	(90,270)	(89,799)	(30,120)	(29,345)
Investment income	3,522	6,106	1,076	1,421

Other income (expense)	(86,748)	(83,693)	(29,044)	(27,924)

Income (Loss) before income taxes	1,385,435	(3,752)	663,200	127,885

Income taxes (benefit)	9,137	5,006	(731)	526

Net Income (Loss)	1,376,298	(8,758)	663,931	127,359
Dividends on preferred stock	16,350	16,350	8,175	8,175

Net income (loss) available to
common shareholders	$1,359,948	$(25,108)	$655,756	$119,184

Net income (loss) per share available
to common shareholders:

Basic	$.15	$(.00)	$.07	$.01
Diluted	$.15	$(.00)	$.07	$.01

Weighted Shares Outstanding:

Basic	8,895,008	8,874,512	8,922,512	8,874,512

Diluted	9,222,008	8,874,512	9,249,512	8,874,512

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows- Unaudited

	Nine Months Ended
	August 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,376,298	$(8,758)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities:
Depreciation and amortization	105,180	112,960
Stock compensation expense	23,740	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,419,287)	(63,568)
Inventory	(758,871)	80,762
Prepaid expenses and taxes	(8,673)	60,410
Other assets	(72)	(1,084)
Accounts payable	1,132,832	294,640
Accrued expenses	69,926	(283,482)
Deferred rent	(20,714)	(15,743)

NET CASH FLOWS FROM OPERATING ACTIVITIES	500,359	176,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(10,177)	(149,176)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(10,177)	(149,176)

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows- Unaudited

(CONTINUED)

	Nine Months Ended
	August 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from line of credit	(766,468)	150,987
Repayment of note payable	(1,304)	(10,570)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(767,772)	140,417

NET CHANGE IN CASH	(277,590)	167,378

CASH AT BEGINNING OF PERIOD	1,140,338	905,163

CASH AT END OF PERIOD	$862,748	$1,072,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$9,137	$5,006

Interest paid	$90,270	$89,799

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$16,350	$16,350

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE A – ORGANIZATION, DESCRIPTION OF COMPANY'S BUSINESS AND BASIS OF PRESENTATION

Surge Components, Inc. (“Surge”) was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and rectifiers, to customers located principally throughout the United States. On June 24, 1988, Surge formed Challenge/Surge Inc., (“Challenge”) a wholly-owned subsidiary to engage in the distribution of electronic component products from established brand manufacturers to customers located principally throughout the United States.

In May 2002, Surge and an officer of Surge became sole owners of Surge Components, Limited (“Surge Limited”), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. Surge Limited started doing business in July 2002. Surge Limited operations have been consolidated with the Company.

On August 31, 2010, the Company changed its corporate domicile by merging into a newly-formed corporation, Surge Components, Inc. (Nevada), which was formed in the State of Nevada for that purpose.  Surge Components Inc. is the surviving entity.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of Consolidation:

The consolidated financial statements include the accounts of Surge, Challenge, and Surge Limited (collectively the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

[1] Principles of Consolidation (Continued):

The accompanying interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission.

The results and trends on these interim consolidated financial statements for the nine and three months ended August 31, 2010 and 2009 may not be representative of those for the full fiscal year or any future periods.

(2) Accounts Receivable:

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Based on the Company’s operating history and customer base, bad debts to date have not been material.

[3] Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This primarily occurs when product is shipped from the Company's warehouse.  For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company acts as a sales agent for certain customers for one of its suppliers. The Company reports these commissions as revenues in the period earned.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

[3] Revenue Recognition (Continued):

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

 [4] Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier.  Inventory in transit principally from foreign suppliers at August 31, 2010 approximated $869,081. The Company, at August 31, 2010, has a reserve against slow moving and obsolete inventory of $818,640. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

[5] Depreciation and Amortization:

Fixed assets are recorded at cost.  Depreciation is generally on a straight line method and amortization of leasehold improvements is provided for on the straight-line method over the estimated useful lives of the various assets as follows:

Furniture, fixtures and equipment	5 - 7 years
Computer equipment	5 years
Leasehold Improvements	Estimated useful life or lease term, whichever is shorter

Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

[6] Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At August 31, 2010, the Company's uninsured cash balances totaled approximately $640,848.

[7] Income Taxes:

The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized.

The Company follows the provisions of the Accounting Standards Codification topic, ASC 740, “Income Taxes” (ASC 740).There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2007, and state tax examinations for years before fiscal years ending November 30, 2006. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with  unrecognized tax benefits, nor was any interest expense recognized during the years ended November 30, 2009 and 2008.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICI (Continued)

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

(10) Marketing and promotional costs:

Marketing and promotional costs are expensed as incurred and have not been material to date. The Company has contractual arrangements with several of its distributors which provide for cooperative advertising obligations. Cooperative advertising is expensed as incurred and has not been material to date.

[11] Fair Value of Financial Instruments:

Cash balances and the carrying amount of the accrued expenses approximate their fair value based on the nature of those items. Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret the market data used to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $12,293 and $5,744 for the nine months ended August 31, 2010 and 2009, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2010 and 2009 totaled 600,000 and 694,000, respectively.

(14) Recent Accounting Standards:

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(14) Recent Accounting Standards (continued):

In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality to be excluded from the scope of the software revenue guidance. The Company adopted the guidance on a prospective basis during the three months ended September 27, 2009 effective for all periods in 2009. Prior to the adoption of this guidance, the Company assessed all software items included in the Company’s product offerings to be incidental to the product itself and, therefore, excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

NOTE C - FIXED ASSETS

Fixed assets consist of the following at:

	August 31,	Nov 30,
	2010	2009

Furniture and fixtures	$349,930	$349,930
Leasehold improvements	891,741	892,060
Computer equipment	1,100,015	1,089,519

	2,341,686	2,331,509
Less - accumulated depreciation	2,129,843	2,027,662

Net fixed assets	$211,843	$303,847

Depreciation and amortization expense for the nine months ended August 31, 2010 and August 31, 2009 was $105,180 and $112,960, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE D – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $648,000 at November 30, 2009.  Pension expense for the nine months ended August 31, 2010 and 2009 was $5,420 and $144, respectively.

[1] Preferred Stock:

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series.  In August 2010, the number of preferred shares authorized for issuance was increased to 5,000,000 shares.

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock. None of the Series A preferred stock is outstanding as of November 30, 2006.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). No shares of Series B Preferred Stock are currently issued or outstanding.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE E – SHAREHOLDERS’ EQUITY

[1] Preferred Stock (continued):

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval.  If the Series C Preferred were not converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $174,475 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2010.  The Company has accrued these dividends.

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement and among other provisions, certain investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, in exchange for $225,000. These repurchased shares were cancelled.

In February 2006, the Company settled with a shareholder to repurchase 10,000 shares of Series C preferred stock plus accrued dividends for $50,000.

At August 31, 2010, there are 32,700 shares of Series C Preferred stock issued and outstanding.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE E – SHAREHOLDERS’ EQUITY (Continued)

[2] 1995 Employee Stock Option Plan:

In January 1996, the Company adopted, and in February 1996 the shareholders ratified, the 1995 Employee Stock Option Plan (“Option Plan”).  The plan provides for the grant of options to qualified employees of the Company, independent contractors, consultants and other individuals to purchase an aggregate of 350,000 common shares.  In March 1998, the Option Plan was amended to increase the number of aggregate Common Shares available under the plan to 850,000.

The employee stock option plan has expired. The remaining 53,000 options outstanding expired in July 2010.

(3) 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“Stock Plan”).  The plan provides for the grant of options to officers, employees or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Stock option incentive plan activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Options issued May 2010	600,000	$0.25

Options outstanding August 31, 2010	600,000	$0.25

Options exercisable August 31, 2010	--	$--

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE E – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[5] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors.

NOTE F – INCOME TAXES

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE F – INCOME TAXES (continued)

The Company’s deferred income taxes are comprised of the following:
	August 31,	November 30,
	2010	2009
Deferred tax assets

Net operating losses	$6,305,499	$6,986,371
Allowance for bad debts	7,793	7,793
Inventory	301,819	301,819
Capital loss	63,616	63,616
Deferred rent	919	9,193
Depreciation	177,012	154,598

Total deferred tax assets	6,856,658	7,523,390
Valuation allowance	(6,856,658)	(7,523,390)

Deferred tax assets	$--	$--

The valuation allowance changed by approximately $(667,000) and $(3,000) during the nine months ended August 31, 2010 and the year ended November 30, 2009, respectively.

The Company's income tax expense consists of the following:

	Nine Months Ended
	August 31,
	2010	2009
Current:
Federal	$--	$--
States	9,137	5,006

	9,137	5,006
Deferred:
Federal	--	--
States	--	--

Provision for income taxes	$9,137	$5,006

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE F – INCOME TAXES(continued)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $15,764,000 for federal and state purposes, which expire through 2029. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months Ended
	August 31,
	2010	2009

U.S. Federal income tax statutory rate	34%	(34)%
Valuation allowance	(37)%	39%
State income taxes	4%	(4)%
Effective tax rate	1%	1%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE G– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2010 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $212,000 for the Fiscal 2009, and increase at the rate of three per cent per annum throughout the lease term.

Pursuant to the lease, rent expense charged to operations differs from rent paid because of scheduled rent increases.  Accordingly, the Company has recorded deferred rent.  Rent expense is calculated by allocating to rental payments, including those attributable to scheduled rent increases, on a straight line basis, over the lease term.

In June 2010, the Company entered into a lease to rent office space in Hong Kong for two years. Annual minimum rental payments are approximately $20,000.

The future minimum rental commitments at November 30, 2009:

Year Ending November 30,
2010	199,600
2011	20,000
2012	10,000

$229,600

Net rental expense for the nine months ended August 31, 2010 and 2009, were $151,969 and $152,608 respectively, of which $158,682 was paid to the Related Company. Commencing in May 2006, the Company had sublet certain of its space it occupies. The sublease whose term is for five years, includes a base rent, which increases over the term, and provides for additional rent for a portion of the real estate taxes and certain operating expenses.

In October, the Company renewed their office and warehouse space for ten years. Annual minimum rental payments to the related party approximate $156,000, and increase at the rate of two per cent per annum throughout the lease term.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE H – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2009 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses. The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment. In April 2010, the Board of Directors approved the officers receiving $25,000 bonus each.

NOTE I– MAJOR CUSTOMERS

The Company had two customers who accounted for 13% and 11% of net sales for the nine months ended August 31, 2010. The Company had one customer who accounted for 15% for the nine months ended August 31, 2009. The Company had one customer who accounted for 19% of accounts receivable at August 31, 2010 and 21% at November 30, 2009.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE J - MAJOR SUPPLIERS

During the nine months ended August 31, 2010 and 2009 there was one foreign supplier accounting for 53% and 45% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the nine months ended August 31, 2010, the Company purchased 55% from Taiwan, 11% from Hong Kong, 14% from elsewhere in Asia and 3% overseas outside of Asia.

NOTE K - EXPORT SALES

The Company’s export sales approximated:

	Nine Months Ended August 31,
	2010	2009
Canada	$1,132,706	$537,690
China	1,749,886	736,530
Other Asian Countries	2,815,930	1,305,678
Europe	76,071	32,119
Central America	4,308	708

Revenues are attributed to countries based on location of customer.

NOTE L – LINE OF CREDIT

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At August 31, 2010, the Company was in compliance with the financial covenants.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2010

NOTE L – LINE OF CREDIT(CONTINUED)

In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. The balance on the account including interest accrued is $245,412 at August 31, 2010.

As of August 31, 2010, the outstanding balance on the line of credit was zero.

NOTE M – NOTE PAYABLE

The Company leases equipment under a capitalized lease arrangement with Capital One Equipment Leasing.  Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the equipment can be purchased for one dollar. The term of the lease is 36 months with monthly payments of $1,320. The assumed interest rate on the lease is 16%. The Company exercised its option to purchase the equipment in January 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements. All statements other than statements of historical facts contained in this filing, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. This filing involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

 In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors”  under our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

This filing also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors”under our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission . These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Overview

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell  are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  The products that we sell  are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We do not have any binding long-term supply agreements, with our suppliers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to an oral agreement. .  As the exclusive sales agent for this manufacturer, we are solely responsible for marketing and selling its products in North America. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Such commissions have not been material to date.

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible components. Since 2002 this division has grown by 22%. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders. In the past nine years we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. Five years ago, we hired a design engineer on our staff that had thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and National distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

As a result of voluntarily registering our stock on the Form 10, we have become obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $125,000 and $150,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

In 2002, the Company opened a Hong Kong office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global capabilities and service to its customer base

The electronic components industry is currently experiencing a period of strong demand.  In addition, management believes that manufacturers are not expanding production capacity because they are unsure of how long the period of strong demand will last.  Management believes that demand for the electronic components will be strong through the end of the current calendar year before leveling off in 2011.

In order for us to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

Critical Accounting Policies

Accounts Receivable:

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due could be affected and the Company would adjust the allowance accordingly.

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This primarily occurs when product is shipped from the Company's warehouse.  For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company acts as a sales agent for certain customers for one of its suppliers. The Company reports these commissions as revenues in the period earned.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as assumptions about future market demand and market conditions.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $18,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products.  The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Comparison of nine and three  months ended August 31, 2010 and August 31, 2009

Consolidated net sales for the nine months ended August 31, 2010 increased by $7,044,139 or 82%, to $15,620,352 as compared to net sales of $8,576,213 for the nine months ended August 31, 2009.  Consolidated net sales for the three months ended August 31, 2010 increased by $2,733,923 or 82%, to $6,067,148 as compared to net sales of $3,333,225 for the three months ended August 31, 2009.  We attribute the increase to additional business with existing customers and new customers. The increase in sales is solely attributable to increase in volume, as prices for the products we sell have not increased.  The electronic components industry is currently experiencing a high demand in products and the Company is benefiting from that with an increase in volume.

Our gross profit for the nine months ended August 31, 2010 increased by $2,237,410, or 92%, as compared the nine months ended August 31, 2009. Gross margin as a percentage of net sales increased to 29.8% the nine months ended August 31, 2010 compared to 28.3% for the nine months ended August 31, 2009. Our gross profit for the three months ended August 31, 2010 increased by $878,799, or 94%, as compared the three months ended August 31, 2009. Gross margin as a percentage of net sales increased to 29.9% the three  months ended August 31, 2010 compared to 28.1% for the three months ended August 31, 2009. We attribute the increase to new more profitable business and cutting costs, including an increase in the amount of purchase rebates earned from certain vendors.

Selling and shipping expenses for the nine months ended August 31, 2010 was $1,248,187, an increase of $495,569, or 66%, as compared to $752,618 the nine months ended August 31, 2009. Selling and shipping expenses for the three months ended August 31, 2010 was $450,531, an increase of $173,862, or 63%, as compared to $276,669 the three months ended August 31, 2009.The increase is directly related to the increase in sales for the Company. Specifically the  increase is due to additional  sales commissions, selling expenses, such as travel and freight out expense.

General and administrative expenses for the nine months ended August 31, 2010 was $1,836,010, an  increase of $357,379, or 24%, as compared to $1,478,631 for the nine months ended August 31, 2009. General and administrative expenses for the three months ended August 31, 2010 was $634,279, an  increase of $168,968 or 36%, as compared to $465,311 for the three  months ended August 31, 2009. The increase is due to increased professional fees associated with the Company becoming a reporting company with the SEC and additional compensation in the amount of $50,000 approved by the Board for the officers and directors of the Company.

Investment income for the nine months ended August 31, 2010 was $3,522, compared to $6,106 for the nine months ended August 31, 2009. We attribute the decrease of $2,584, or 42%, to lower interest rates in our money market accounts in 2010. Investment income for the three months ended August 31, 2010 and 2009 remained relatively flat.

Interest expense for the nine months ended August 31, 2010 was $90,270, compared to $89,799 for the nine months ended August 31, 2009. Interest expense remained relatively unchanged between the two periods. Interest rates have been comparable for the last year. Interest expense for the three months ended August 31, 2010 and 2009 remained relatively flat.

Income taxes for the nine months ended August 31, 2010 were $9,137, compared to $5,006 for the nine months ended August 31, 2009. The difference is a result of state income taxes.

As a result of the foregoing, net income for the nine months ended August 31, 2010 was $1,376,298, compared to net loss of $8,758 for the nine months ended August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2010 we had cash of $862,748, and working capital of $4,096,028. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2010, we had net cash flow from operating activities of $500,359, as compared to net cash from operating activities of $176,137 for the nine months ended August 31, 2009. The increase in cash flow from operating activities resulted from increase in the 2010 profit, increase in accounts receivable and inventory offset by increase in accounts payable. The significant increase in accounts receivable in the current quarter was a direct result in the increase in revenues. As a result of these increased revenues, the Company made a significant investment in additional inventory. The Company adjusts its inventory levels based upon the industry outlook and near term expectations of demand for the Company’s products.

We had net cash used in investing activities of $(10,177) for the the nine months ended August 31, 2010, as compared to net cash used in investing activities of $(149,176) for the nine months ended August 31, 2009.  This decrease was the result of the Company purchasing additional computer hardware in 2009.

We had net cash used in financing activities of (767,772) for the nine months ended August 31, 2010, as compared to net cash from  financing activities of $140,417 for the nine months ended August 31, 2009.   The decrease  was the result of the decrease in borrowings in 2010 from our lender.

As a result of the foregoing, the Company had a net decrease in cash of $277,590 during the nine months ended August 31, 2010, as compared to a net increase in cash of $167,378 for the nine months ended August 31, 2009.

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At August 31, 2010, the Company was in compliance with the financial covenants.

Long-term debt, operating leases and other long-term obligations as of  August 31, 2010 mature as follows:

	0 – 12	13 – 36	37 – 60	More than
Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$--	$--	$--	$--	$--
Operating leases	115,840	95,840	20,000	--	--
Employment agreements	525,000	450,000	75,000	--	--

Total obligations	$640,840	$545,840	$95,000	$--	$--

Inflation

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s Chief Executive Officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2010 and has  concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During our fiscal quarter ended August 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not subject to any pending or threatened legal proceedings, nor is our property the subject of a pending or threatened legal proceeding. None of our directors, officers or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.  RISK FACTORS.

NA

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBTS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and principal financial officer pursuant to Section 302

32.1	Certification by Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: October 15, 2010	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)