Form 10-K
period 2010-11-30
SURGE COMPONENTS INC
filed 2011-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-27688

SURGE COMPONENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2602030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

95 East Jefryn Boulevard Deer Park, New York	11729
(Address of principal executive offices)	(Zip Code)

(631) 595-1818
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [ ]

0

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 31, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol  ‘SPRS.PK” as quoted on the Pink Sheets was approximately $1.7 million.   For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock outstanding as of February 25, 2011, was 8,922,512 shares of common stock.

SURGE COMPONENTS, INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

 In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

Item 1.   Business.

References to "we," "us," "our", "our company" and "the company" refer to Surge Components, Inc. ("Surge" or the "Company") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc. ("Challenge"), and Surge Components, Limited ("Surge Limited”).

We were incorporated under the laws of the State of New York on November 24, 1981, and re-incorporated in Nevada on August 26, 2010. Surge, a supplier of electronic products and components, i.e. capacitors, diodes, PC Boards completed an initial public offering of its securities in 1984 and a second offering of its securities in August 1996. Challenge, a New York corporation formed in 1988 and a wholly-owned subsidiary of Surge, supplies audible products, including buzzers, speakers, and microphones. Surge's and Challenge's principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729; and the telephone number is (631) 595-1818.

The Company reincorporated in Nevada because Nevada is a nationally-recognized leader in adopting and implementing comprehensive and flexible corporation laws that are frequently revised and updated to accommodate changing legal and business needs.

The following shows some of the material differences between the New York Business Corporation Law ("NYBCL") and the Nevada Revised Statues ("NRS"). The chart does not address each difference between the NYBCL and the NRS, but focuses on some of those differences with the Company believes are more relevant to the existing shareholders.

New York	Nevada
Special Meetings of Stockholders
 NYBCL Section 602 provides that special meetings of the shareholders may be called by the board and by such person or persons as may be so authorized by the certificate of incorporation or the by-laws. NYBCL Section 603 provides that if, for a period of one month after the date fixed by or under the by-laws for the annual meeting of shareholders, or if no date has been so fixed, for a period of thirteen months after the formation of the corporation or the last annual meeting, there is a failure to elect a sufficient number of directors to conduct the business of the corporation, the board shall call a special meeting for the election of directors. If such special meeting is not called by the board within two weeks after the expiration of such period or if it is so called but there is a failure to elect such directors for a period of two months after the expiration of such period, holders of ten percent of the votes of the shares entitled to vote in an election of directors may, in writing, demand the call of a special meeting for the election of directors specifying the date and month thereof, which shall not be less than sixty nor more than ninety days from the date of such written demand. The secretary of the corporation upon receiving the written demand shall promptly give notice of such meeting, or if he fails to do so within five business days thereafter, any shareholder signing such demand may give such notice. The meeting shall be held at the place fixed in the by-laws or, if not so fixed, at the office of the corporation.

NRS Section 78.310 provides that, unless otherwise set forth in the articles of incorporation or bylaws, the Board of Directors, any two directors or the President may call a special meeting of stockholders.

Actions by Written Consent of Stockholders
NYBCL Section 615 provides that whenever under this chapter shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon or, if the certificate of incorporation so permits, signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

NRS Section 78.310 provides that, unless the articles/certificate of incorporation provide otherwise, any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if the holders of outstanding stock having at least the minimum number of votes that would be necessary to authorize or take such action at a meeting consents to the action in writing.

Duration of Proxies
NYBCL Section 609 provides that no proxy shall be valid after the expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided in this section.

NRS Section 78.355 provides that no proxy is valid after the expiration of 6 months from the date of its creation unless the stockholder specifies in it the length of time for which it is to continue in force, which may not exceed 7 years from the date of its creation. A proxy shall be deemed irrevocable if the written authorization states that the proxy is irrevocable, but is irrevocable only for as long as it is coupled with an interest sufficient in law to support an irrevocable power. Unless otherwise provided in the proxy, a proxy made irrevocable pursuant to this subsection is revoked when the interest with which it is coupled is extinguished, but the corporation may honor the proxy until notice of the extinguishment of the proxy is received by the corporation. A transferee for value of shares subject to an irrevocable proxy may revoke the proxy if he did not know of its existence when he acquired the shares and the existence of the irrevocable appointment was not noted conspicuously on the certificate representing the shares or on the information statement for shares without certificates.

New York	Nevada
Removal of Directors
NYBCL Section 706 provides (a) Any or all of the directors may be removed for cause by vote of the shareholders. The certificate of incorporation or the specific provisions of a by-law adopted by the shareholders may provide for such removal by action of the board, except in the case of any director elected by cumulative voting, or by the holders of the shares of any class or series, or holders of bonds, voting as a class, when so entitled by the provisions of the certificate of incorporation; and (b) If the certificate of incorporation or the by-laws so provide, any or all of the directors may be removed without cause by vote of the shareholders.

NRS Section 78.335 provides directors of a corporation may be removed from office by the holders of not less than two-thirds of the voting power of the corporation’s issued and outstanding stock. It does not distinguish between removal of directors with and without cause. All vacancies, including those caused by an increase in the number of directors, may be filled by a majority of the remaining directors, though less than a quorum, unless it is otherwise provided in the articles of incorporation.

Vacancies in Directors
NYBCL Section 705 provides that (a) Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by vote of the board. If the number of the directors then in office is less than a quorum, such newly created directorships and vacancies may be filled by vote of a majority of the directors then in office. Nothing in this paragraph shall affect any provision of the certificate of incorporation or the by-laws which provides that such newly created directorships or vacancies shall be filled by vote of the shareholders, or any provision of the certificate of incorporation specifying greater requirements as permitted under section 709 (Greater requirements as to quorum and vote of directors); and (b) Unless the certificate of incorporation or the specific provisions of a by-law adopted by the shareholders provide that the board may fill vacancies occurring in the board by reason of the removal of directors without cause, such vacancies may be filled only by vote of the shareholders.

NRS Section 78.335 provides that subject to the rights, if any, of any series of preferred stock to elect directors and to fill vacancies on the Board of Directors, vacancies on the Board of Directors may be filled by the vote of a majority of the remaining directors then in office, even if less than a quorum.

Combination with Interested Shareholders
NYBCL Section 912 provides that no domestic corporation shall engage in any business combination with any interested shareholder of such corporation for a period of five years following such interested shareholder's stock acquisition unless such business combination or purchase of stock made by such interested shareholder on such interested shareholder's stock acquisition date is approved by the board of directors of such corporation prior to such interested shareholder's stock acquisition date. If a good faith proposal is made in writing to the board of directors of such corporation regarding a business combination, the board of directors shall respond, in writing, within thirty days or such shorter period, if any, as may be required by the Exchange Act, setting forth its reasons for its decision regarding such proposal. If a good faith proposal to purchase stock is made in writing to the board of directors of such corporation, the board of directors, unless it responds affirmatively in writing within thirty days or such shorter period, if any, as may be required by the Exchange Act, shall be deemed to have disapproved such stock purchase; and (c) Notwithstanding anything to the contrary contained in this chapter (except the provisions of paragraphs (b) and (d) of this section), no domestic corporation shall engage at any time in any business combination with any interested shareholder of such corporation other than a business combination specified in any one of subparagraph (1), (2) or (3): (1) A business combination approved by the board of directors of such corporation prior to such interested shareholder's stock acquisition date, or where the purchase of stock made by such interested shareholder on such interested shareholder's stock acquisition date had been approved by the board of directors of such corporation prior to such interested shareholder's stock acquisition date. (2) A business combination approved by the affirmative vote of the holders of a majority of the outstanding voting stock not beneficially owned by such interested shareholder or any affiliate or associate of such interested shareholder at a meeting called for such purpose no earlier than five years after such interested shareholder's stock acquisition date. (3) A business combination that meets all of the following conditions: (A) The aggregate amount of the cash and the market value as of the consummation date of consideration other than cash to be received per share by holders of outstanding shares of common stock of such corporation in such business combination is at least equal to the higher of the following: (i) the highest per share price paid by such interested shareholder at a time when he was the beneficial owner, directly or indirectly, of five percent or more of the outstanding voting stock of such corporation, for any shares of common stock of the same class or series acquired by it (X) within the five-year period immediately prior to the announcement date with respect to such business combination, or (Y) within the five-year period immediately prior to, or in, the transaction in which such interested shareholder became an interested shareholder, whichever is higher; plus, in either case, interest compounded annually from the earliest date on which such highest per share acquisition price was paid through the consummation date at the rate for one-year United States treasury obligations from time to time in effect; less the aggregate amount of any cash dividends paid, and the market value of any dividends paid other than in cash, per share of common stock since such earliest date, up to the amount of such interest; and (ii) the market value per share of common stock on the announcement date with respect to such business combination or on such interested shareholder's stock acquisition date, whichever is higher; plus interest compounded annually from such date through the consummation date at the rate for one-year United States treasury obligations from time to time in effect; less the aggregate amount of any cash dividends paid, and the market value of any dividends paid other than in cash, per share of common stock since such date, up to the amount of such interest.

NRS Sections 78.411 through 78.444 prohibits a corporation from engaging in any “business combination” with any person that owns, directly or indirectly, 10% or more of its outstanding voting stock for a period of three years following the time that such stockholder obtained ownership of more than 10% of the outstanding voting stock of the corporation. A business combination includes any merger, consolidation, or sale of substantially all of a corporation’s assets. The three-year waiting period does not apply, however, if the Board of Directors of the corporation approved either the business combination or the transaction which resulted in such stockholder owning more than 10% of such stock before the stockholder obtained such ownership.
 Furthermore, a corporation may not engage in any business combination with an interested stockholder after the expiration of three years from the date that such stockholder obtained such ownership unless the combination meets all of the requirements of the corporation’s articles of incorporation, and:
☐  is approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power not beneficially owned by the interested stockholder proposing the combination at a meeting called for that purpose no earlier than three years after the interested stockholder’s date of acquiring shares; or
☐     the form and amount of consideration to be received by stockholders (excluding the interested stockholder) of the corporation satisfy certain tests and, with limited exceptions, the interested stockholder has not become the beneficial owner of additional voting shares of the corporation after becoming an interested stockholder and before the business combination is consummated.

Dividends and other Distributions
NYBCL Section 510 provides (a) A corporation may declare and pay dividends or make other distributions in cash or its bonds or its property, including the shares or bonds of other corporations, on its outstanding shares, except when currently the corporation is insolvent or would thereby be made insolvent, or when the declaration, payment or distribution would be contrary to any restrictions contained in the certificate of incorporation. (b) Dividends may be declared or paid and other distributions may be made out of surplus only, so that the net assets of the corporation remaining after such declaration, payment or distribution shall at least equal the amount of its stated capital; except that a corporation engaged in the exploitation of natural resources or other wasting assets, including patents, or formed primarily for the liquidation of specific assets, may declare and pay dividends or make other distributions in excess of its surplus, computed after taking due account of depletion and amortization, to the extent that the cost of the wasting or specific assets has been recovered by depletion reserves, amortization or sale, if the net assets remaining after such dividends or distributions are sufficient to cover the liquidation preferences of shares having such preferences in involuntary liquidation.

NRS Section 78.288 prohibits distributions to stockholders when the distributions would (i) render the corporation unable to pay its debts as they become due in the usual course of business and (ii) render the corporation’s total assets less than the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Liability of Directors/Officers
NYBCL Section 719 provides that Directors of a corporation who vote for or concur in any of a list of corporate actions shall be jointly and severally liable to the corporation for the benefit of its creditors or shareholders, to the extent of any injury suffered by such persons, respectively, as a result of such action. These include, but are not limited to the following actions to the extent such is contrary to the applicable provisions of the NYBCL: distribution of assets to shareholders after dissolution; making of any loan contrary to section 714 of the NYBCL; and purchase of shares of the corporation; declaration of any dividend or other distribution.

NRS Section 78.138 provides that, unless the articles of incorporation provide for greater individual liability, a director or officer is not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or office unless it is proven that: (a) His act or failure to act constituted a breach of his fiduciary duties as a director or officer; and (b) His breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

Amendment to Articles of Incorporation
NYBCL Section 803 provides that Amendment or change of the certificate of incorporation may be authorized by vote of the board, followed by vote of a majority of all outstanding shares entitled to vote thereon at a meeting of shareholders.

NRS 78.390 requires the approval of the holders of a majority of all outstanding shares entitled to vote to approve proposed amendments to a corporation’s articles of incorporation.

Nevada law does not require stockholder approval for the board of directors of a corporation to fix the voting powers, designation, preferences, limitations, restrictions and rights of a class of stock provided that the corporation’s charter documents grant such power to its board of directors. The holders of the outstanding shares of a particular class are entitled to vote as a class on a proposed amendment if the amendment would alter or change the power, preferences or special rights of one or more series of any class so to affect them adversely.

Control Share Acquisitions
No equivalent section.
NRS Sections 78.378 through 78.3793 limit the voting rights of certain acquired shares in a corporation. The provisions generally apply to any acquisition of outstanding voting securities of a Nevada corporation that has 200 or more stockholders, at least 100 of which are Nevada residents, and conducts business in Nevada (an “issuing corporation”) resulting in ownership of one of the following categories of an issuing corporation's then outstanding voting securities: (i) 20% or more but less than 33%; (ii) 33% or more but less than 50%; or (iii) 50% or more.  The securities acquired in such acquisition are denied voting rights unless a majority of the security holders approve the granting of such voting rights. Unless an issuing corporation's articles of incorporation or bylaws then in effect provide otherwise: (i) voting securities acquired are also redeemable in part or in whole by an issuing corporation at the average price paid for the securities within 30 days if the acquiring person has not given a timely information statement to an issuing corporation or if the stockholders vote not to grant voting rights to the acquiring person's securities, and (ii) if outstanding securities and the security holders grant voting rights to such acquiring person, then any security holder who voted against granting voting rights to the acquiring person may demand the purchase from an issuing corporation, for fair value, all or any portion of his securities.

Appraisal Rights
NYBCL Section 910 provides that (a) A shareholder of a domestic corporation shall, subject to and by complying with section 623 (Procedure to enforce shareholder's right to receive payment for shares), have the right to receive payment of the fair value of his shares and the other rights and benefits provided by such section, in the following cases: (1) Any shareholder entitled to vote who does not assent to the taking of an action specified in clauses (A), (B) and (C). (A) Any plan of merger or consolidation to which the corporation is a party; except that the right to receive payment of the fair value of his shares shall not be available: (i) To a shareholder of the parent corporation in a merger authorized by section 905 (Merger of parent and subsidiary corporations), or paragraph (c) of section 907 (Merger or consolidation of domestic and foreign corporations); or (ii) To a shareholder of the surviving corporation in a merger authorized by this article, other than a merger specified in subclause (i), unless such merger effects one or more of the changes specified in subparagraph (b) (6) of section 806 (Provisions as to certain proceedings) in the rights of the shares held by such shareholder; or (iii) Notwithstanding subclause (ii) of this clause, to a shareholder for the shares of any class or series of stock, which shares or depository receipts in respect thereof, at the record date fixed to determine the shareholders entitled to receive notice of the meeting of shareholders to vote upon the plan of merger or consolidation, were listed on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers, Inc. (B) Any sale, lease, exchange or other disposition of all or substantially all of the assets of a corporation which requires shareholder approval under section 909 (Sale, lease, exchange or other disposition of assets) other than a transaction wholly for cash where the shareholders' approval thereof is conditioned upon the dissolution of the corporation and the distribution of substantially all of its net assets to the shareholders in accordance with their respective interests within one year after the date of such transaction. (C) Any share exchange authorized by section 913 in which the corporation is participating as a subject corporation; except that the right to receive payment of the fair value of his shares shall not be available to a shareholder whose shares have not been acquired in the exchange or to a shareholder for the shares of any class or series of stock, which shares or depository receipt in respect thereof, at the record date fixed to determine the shareholders entitled to receive notice of the meeting of shareholders to vote upon the plan of exchange, were listed on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers, Inc. (2) Any shareholder of the subsidiary corporation in a merger authorized by section 905 or paragraph (c) of section 907, or in a share exchange authorized by paragraph (g) of section 913, who files with the corporation a written notice of election to dissent as provided in paragraph (c) of section 623. (3) Any shareholder, not entitled to vote with respect to a plan of merger or consolidation to which the corporation is a party, whose shares will be cancelled or exchanged in the merger or consolidation for cash or other consideration other than shares of the surviving or consolidated corporation or another corporation.

NRS Section 92A.390 provides:1. There is no right of dissent with respect to a plan of merger or exchange in favor of stockholders of any class or series which, at the record date fixed to determine the stockholders entitled to receive notice of and to vote at the meeting at which the plan of merger or exchange is to be acted on, were either listed on a national securities exchange, included in the national market system by the National Association of Securities Dealers, Inc., or held by at least 2,000 stockholders of record, unless: (a) The articles of incorporation of the corporation issuing the shares provide otherwise; or (b) The holders of the class or series are required under the plan of merger or exchange to accept for the shares anything except: (1) Cash, owner’s interests or owner’s interests and cash in lieu of fractional owner’s interests of: (I) The surviving or acquiring entity; or (II) Any other entity which, at the effective date of the plan of merger or exchange, were either listed on a national securities exchange, included in the national market system by the National Association of Securities Dealers, Inc., or held of record by a least 2,000 holders of owner’s interests of record; or (2) A combination of cash and owner’s interests of the kind described in sub-subparagraphs (I) and (II) of subparagraph (1) of paragraph (b). 2.  There is no right of dissent for any holders of stock of the surviving domestic corporation if the plan of merger does not require action of the stockholders of the surviving domestic corporation under NRS 92A.130.
NRS Section 78.3793  provides that unless otherwise provided in the articles of incorporation or the bylaws of the issuing corporation in effect on the 10th day following the acquisition of a controlling interest by an acquiring person, if the control shares are accorded full voting rights pursuant to NRS 78.378 to 78.3793, inclusive, and the acquiring person has acquired control shares with a majority or more of all the voting power, any stockholder, as that term is defined in NRS 92A.325, other than the acquiring person, whose shares are not voted in favor of authorizing voting rights for the control shares may dissent in accordance with the provisions of NRS 92A.300 to 92A.500, inclusive, and obtain payment of the fair value of his shares.

NRS Section 92A.390 provides: 1.  There is no right of dissent with respect to a plan of merger or exchange in favor of stockholders of any class or series which, at the record date fixed to determine the stockholders entitled to receive notice of and to vote at the meeting at which the plan of merger or exchange is to be acted on, were either listed on a national securities exchange, included in the national market system by the National Association of Securities Dealers, Inc., or held by at least 2,000 stockholders of record, unless: (a) The articles of incorporation of the corporation issuing the shares provide otherwise; or (b) The holders of the class or series are required under the plan of merger or exchange to accept for the shares anything except: (1) Cash, owner’s interests or owner’s interests and cash in lieu of fractional owner’s interests of: (I) The surviving or acquiring entity; or (II) Any other entity which, at the effective date of the plan of merger or exchange, were either listed on a national securities exchange, included in the national market system by the National Association of Securities Dealers, Inc., or held of record by a least 2,000 holders of owner’s interests of record; or (2) A combination of cash and owner’s interests of the kind described in sub-subparagraphs (I) and (II) of subparagraph (1) of paragraph (b). 2.  There is no right of dissent for any holders of stock of the surviving domestic corporation if the plan of merger does not require action of the stockholders of the surviving domestic corporation under NRS 92A.130.

Sale of Assets
NYBCL Section 909 provides (a) A sale, lease, exchange or other disposition of all or substantially all the assets of a corporation, if not made in the usual or regular course of the business actually conducted by such corporation, shall be authorized only in accordance with the following procedure: (1) The board shall authorize the proposed sale, lease, exchange or other disposition and direct its submission to a vote of shareholders. (2) Notice of meeting shall be given to each shareholder of record, whether or not entitled to vote. (3) The shareholders shall approve such sale, lease, exchange or other disposition and may fix, or may authorize the board to fix, any of the terms and conditions thereof and the consideration to be received by the corporation therefor, which may consist in whole or in part of cash or other property, real or personal, including shares, bonds or other securities of any other domestic or foreign corporation or corporations, by vote at a meeting of shareholders of (A) for corporations in existence on the effective date of this clause the certificate of incorporation of which expressly provides such or corporations incorporated after the effective date of this clause, a majority of the votes of all outstanding shares entitled to vote thereon or (B) for other corporations in existence on the effective date of this clause, two-thirds of the votes of all outstanding shares entitled to vote thereon. (b) A recital in a deed, lease or other instrument of conveyance executed by a corporation to the effect that the property described therein does not constitute all or substantially all of the assets of the corporation, or that the disposition of the property affected by said instrument was made in the usual or regular course of business of the corporation, or that the shareholders have duly authorized such disposition, shall be presumptive evidence of the fact so recited. (c) An action to set aside a deed, lease or other instrument of conveyance executed by a corporation affecting real property or real and personal property may not be maintained for failure to comply with the requirements of paragraph (a) unless the action is commenced and a notice of pendency of action is filed within one year after such conveyance, lease or other instrument is recorded or within six months after this subdivision takes effect, whichever date occurs later. (d) Whenever a transaction of the character described in paragraph (a) involves a sale, lease, exchange or other disposition of all or substantially all the assets of the corporation, including its name, to a new corporation formed under the same name as the existing corporation, upon the expiration of thirty days from the filing of the certificate of incorporation of the new corporation, with the consent of the state tax commission attached, the existing corporation shall be automatically dissolved, unless, before the end of such thirty-day period, such corporation has changed its name. The adjustment and winding up of the affairs of such dissolved corporation shall proceed in accordance with the provisions of article 10 (Non-judicial dissolution) (hereof). (e) The certificate of incorporation of a corporation formed under the authority of paragraph (d) shall set forth the name of the existing corporation, the date when its certificate of incorporation was filed by the department of state, and that the shareholders of such corporation have authorized the sale, lease, exchange or other disposition of all or substantially all the assets of such corporation, including its name, to the new corporation to be formed under the same name as the existing corporation. (f) Notwithstanding shareholder approval, the board may abandon the proposed sale, lease, exchange or other disposition without further action by the shareholders, subject to the rights, if any, of third parties under any contract relating thereto.

NRS Section 78.565  provides:  1.  Unless otherwise provided in the articles of incorporation, every corporation may, by action taken at any meeting of its board of directors, sell, lease or exchange all of its property and assets, including its goodwill and its corporate franchises, upon such terms and conditions as its board of directors may approve, when and as authorized by the affirmative vote of stockholders holding stock in the corporation entitling them to exercise at least a majority of the voting power. 2.  Unless otherwise provided in the articles of incorporation, a vote of stockholders is not necessary: (a) For a transfer of assets by way of mortgage, or in trust or in pledge to secure indebtedness of the corporation; or (b) To abandon the sale, lease or exchange of assets.

In July 1996, the Company filed a Form 8-A/A pursuant to which it sought to register under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Units (consisting of the Company’s common stock and Class A Warrants), Common Stock and Class A Warrants.  In April 2004, after the expiration of the Class A Warrants and the Units, the Company filed a Form 15 to terminate the registration of its Common Stock and Class A Warrants under Section 12(g) of the Exchange Act, or suspension of duty to file reports under Section 13 and 15(d) of the Securities 34 Act (“Deregistration”). However, the Company erroneously failed to seek deregistration of the Units. From 2004 through the date of this filing , none of the Company’s officers or directors sold any of the Company’s securities.  To the Company’s knowledge from 2004 through 2010 only 3 shareholders, none of which were affiliates of the Company, sold or transferred an aggregate of 75,684 shares, which shares represented less than 1% of the Company’s issued and outstanding shares and met the requirements for sale under Rule 144 of Rules and Regulations of the Securities Act of 1933 as amended, because among other factors the Company has never been a shell company, the shares were held for over a year and the sellers were not affiliates of the Company at the time of the sale or transfer or during the preceding three months.   From 2004 through the date of this filing, the Company held one meeting of its shareholders, in April 2010, however, only holders of Common Stock were solicited for votes.   Since filing its General Form for Registration of Securities on Form 10, on August 20, 2010, the Company has made the filings required of it under the 34 Act for the period from August 20, 2010 though the date of this filing and as a result the Company believes that it continues to be eligible to have its Common Stock quoted on the OTCQB. Although the Company did not seek Deregistration of its Units it stopped filing reports under Sections 12(b) and 12(g) of the Exchange Act in April 2004 when it deregistered its Common Stock and Warrants.  As a result of the Company’s not de-registering its Units, the Company may have violated the Exchange Act including Sections 12 and 13 of the Exchange Act and may be subject to enforcement action from the Securities and Exchange Commission as well as possible shareholder claims.

Our Common Stock was listed on the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) until November 2001. Our Common Stock was delisted in connection with certain questionable payments in the aggregate amount of $3,000,000 made by the Company during the year ended November 30, 2000 and the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to our legal counsel to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at the time, and thereafter, that such payments are not illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in our books and records and financial statements as they were incurred. We duly issued a Form 1099 to the recipient of the payments, based upon the advice of our counsel. According to Steven Lubman, in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to us in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 19, 2001, we disclosed in a 10-QSB that the questionable payments had been made.

In addition, after receipt of the March 22 letter, the Board determined to investigate the payments and ask for the return of the payments. The Company requested that the $3 million be repaid, and we received $1 million.

In May 2001, another law firm,  Mintz Levin Cohn Ferris Glovsky and Popeo, P.C., was engaged by the Company to assist in an investigation concerning the payments and to recommend policies to prevent any similar future payments. Due in part to the previously disclosed resignation of our outside counsel and such counsel's refusal to be interviewed as part of the investigation, we were unable to confirm what legal advice was rendered as to the making of such payments. The investigation did not uncover any additional payments similar to the previously disclosed "questionable payments".

By letters dated October 9, 2001 and January 17, 2002, we were contacted by the SEC regarding the potentially questionable payments, and were requested to voluntarily furnish various documents.  By letters dated October 23, 2001 and November 28, 2001, we voluntarily responded and provided the SEC with such documents. On March 13, 2002, we provided a supplemental response to the SEC.  We have not had any contact with, or received any letters from, the SEC concerning this matter since March 2002.

In November 2001, NASDAQ  informed  us  that it had determined that the Company's securities would be delisted  based on public interest concerns related to the potentially questionable payments and additionally for  the  failure  of certain of our officers  and  directors  to submit to an interview by NASDAQ regarding these payments.

The legal counsel which advised the Company as to the legality of the questionable payments no longer has any relationship to the Company. Ira Levy and Steven Lubman were the sole officers and directors of the Company who were asked and refused (based on the advice of counsel) to submit to the NASDAQ interviews. They are currently officers and directors of the Company.

We are registering our Common Stock because we want to furnish our common stock holders with current and periodic information on our Company though the Securities and Exchange Commission Edgar site. Additionally, by registering under the Securities Exchange Act of 1934, as amended a market maker could arrange for an application to be filed with FINRA for the public trading of our common stock on the OTC Bulletin Board.   We have not yet had any discussions with any market makers about seeking to have our Common Stock quoted on the OTC Bulletin Board and there can be no assurance that any market makers will file an application on our behalf or that our shares of Common Stock will be quoted on the OTC Bulletin Board.

In May 2002, Surge and Ira Levy, our chief executive became sole owners of Surge Components, Limited ("Surge Limited"), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and Mr. Levy owns one share of the outstanding common stock. Mr. Levy has assigned his rights regarding his one share to Surge. Surge Limited started doing business in July 2002. The Company has opened this office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global capabilities and service to its customer base.

In March 2000, Superus, a Delaware corporation was formed, to ultimately become a Delaware parent  holding company though a proposed merger of Surge with and into Superus, which did not occur.  Surge Components, Inc. owned 100% of Superus. Superus was a holding company which owned subsidiaries involved in two separate Internet technology businesses, Mailencrypt.com and Global Datatel.  Revenue for the subsidiaries failed to materialize during the dot.com era. The Company desired to focus its business on other areas, and the Company stopped funding Superus; as a result, Superus went bankrupt.  Superus filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.  In June 2002, the trustee assigned to the case filed a report certifying, among other things, that the case had been fully administered and that there were no assets available for distribution to creditors. In December 2003, the Bankruptcy Court issued an Order approving the Trustee's Report and closing the case.

In December 2000, Surge launched a joint-venture limited liability company with Lelon, a Taiwan corporation, which joint venture ceased operating in 2006. The purpose of the joint venture was to provide a vehicle through which Surge would promote and sell Lelon products; Surge had a 55% interest in the joint venture and Lelon had a 45% interest. Surge and Lelon terminated the joint venture because they determined that, in order for the joint venture to succeed, the joint venture would require a greater level of involvement than the parties were willing to invest.

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell  are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We do not have any binding long-term supply, distribution or franchise agreements with our manufacturers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers pursuant to an oral agreement.  As the exclusive sales agent for this manufacturer, we are solely responsible for marketing and selling its products in North America. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Such commissions have not been material to date. For example, such commissions were equal to $212,502 and $229,177 for the years ended November 30, 2010 and 2009.

Challenge engages in the electronic components business. Challenge's revenues are principally derived from the sale of audible products. In 1999, Challenge began a division to sell audible components. This division since 2002 has grown by 88%.

From 1988 to 2001, Challenge was in the broker business. Under the broker business, Challenge would purchase name brand electronic components and products, typically from domestic manufacturers and authorized distributors, to fill specific customer orders. Challenge would purchases these components and products in the open market on the best available terms and generally would keep small inventories. In particular, Challenge would fill orders from customers which needed electronic components and products that were not readily available from their suppliers. Challenge’s broker business generated net sales of $2,923,000 in Fiscal 1998, $4,671,000 in Fiscal 1999, and $27,323,000 in Fiscal 2000. Challenge exited the broker business because, in 2001, an over-supply in the electronics components business reduced opportunities to operate profitably in the broker business. As a result, Challenge began to import products similarly to its parent company Surge, and to sell these products under the Challenge name.

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

Industry Background

The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and audibles), and electro mechanical, interconnect (such as connectors and wire) and computer products. Surge focuses its efforts on the distribution of capacitors, discrete components, and audible products.

The electronics industry has been characterized by intense price cutting and rapid technological changes and development, which could materially adversely affect our future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of  the products that we sell, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components, including the products that we sell. Accordingly, any downturn in the electronics industry in general could adversely affect our business and results of operations.  There are forces of change affecting the wholesale distribution industry, including the electronics industry. The industry is experiencing a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia to benefit from this low cost labor region using their own factory or a subcontractor. Surge has responded to this trend by setting up a Hong Kong corporation, Surge Components, Limited, and hiring sales staff to better position the Company in the Asian markets.

Products

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2010 and Fiscal 2009, capacitors accounted for approximately 50% and 50% of Surge's sales respectively of which approximately 75% were Lelon capacitors (discussed below). Discrete components accounted for Surge's remaining sales in Fiscal 2010 and Fiscal 2009. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including computers, appliances such as refrigerators and washer/dryers, and telecommunications devices. Our sales of products under the Lelon Electronics name accounts for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above).

The principal products sold by Surge under the Surge name (except with respect to capacitors, which the Company also sells under the Lelon Electronics name as noted above) or by Challenge are set forth below.

Capacitors

A capacitor is an electrical energy storage device used in the electronics industry for varied applications, principally as elements of resonant circuits, coupling and bypass applications, blockage of DC current, frequency determining and timing elements, filters and delay-line components. All products are available in traditional leaded as well as surface mount (chip) packages. The product line of capacitors we sell includes:

Aluminum Electrolytic Capacitors- These capacitors, which are Surge's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. Our supplier is one of the largest facilities for these products in Taiwan and China. This facilities are fully certified for the International Quality Standard ISO 9001 and QS9000, and TS16949, which means that it meets the strictest requirements established by the automotive industry and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information and to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This certification permits us to monitor quality control/manufacturing process information and to respond to any customer questions.

Ceramic Capacitors- These capacitors are the least expensive, and are widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost products including computer, telecom, appliances, games and toys.

Mylar Film Capacitors- These capacitors are frequently used for noise suppression and filtering. They are commonly used in telecommunication and computer products. Surge's suppliers in China have facilities fully certified for all of the above mentioned certifications.

Discrete Components- Discrete components, such as semiconductor rectifiers, transistors and diodes, are packaged individually to perform a single or limited function, in contrast to integrated circuits, such as microprocessors and other "chips", which contain from only a few diodes to as many as several million diodes and other elements in a single package, and are usually designed to perform complex tasks. Surge almost exclusively distributes discrete, low power semiconductor components rather than integrated circuits.

The product line of discrete components we sell includes:

Rectifiers- Low power semiconductor rectifiers are devices that convert alternating current, or AC power, into one directional current, or DC power, by permitting current to flow in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet.

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

- self packaged surface mount rectifiers, chip style without leads and used in miniaturization; and

- auto rectifiers.

All products are available in traditional leaded as well as surface mount (chip) packages. Surge's rectifier suppliers all have the afore mentioned certifications, giving us an opportunity to market the products that we sell  to the automotive industry.

Transistors- These products send a signal to the circuit for transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. All products are available in traditional leaded as well as surface mount (chip) packages. Surge sells many types of ISO 9002 transistors, including:

- small signal transistors, designed for lower levels of current; and

- power transistors, designed for large currents to safely dissipate large amounts of power.

Diodes- Diodes are two-lead or surface mount components that allow electric current to flow in only one direction. They are used in a variety of electronic applications, including signal processing and direction of current.

All products are available in traditional leaded as well as surface mount (chip) packages. Diodes sold include:

- zener diodes;

- high speed switching diodes; and

- rectifiers, the most popular type of diode.

Circuit Protection Devices- Our circuit protection devices include transient voltage suppressors and metal oxide varistors, which protect circuits against switching, lightning surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors, which are more economically priced and are used in consumer products. All products are available in traditional leaded as well as surface mount (chip) packages.

Audible Components- These include audible transducers, Piezo buzzers, speakers, and microphones, which produce an audible sound for, and are used in back-up power supplies for computers, alarms, appliances, smoke detectors, automobiles, telephones and other products which produce sounds. Challenge has initiated marketing relationships with certain Asian manufacturers of audible components to sell these products worldwide. All products are available in traditional leaded as well as surface mount (chip) packages.

New Products- We periodically introduce new products, which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other of the products that we sell and will further provide a one- stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. These new products include fuses, printed circuit boards and switches. All products are available in traditional leaded as well as surface mount (chip) versions.

Inventory

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November, 2010, we maintained inventory valued at $2,791,326.

Because of the experience of our management, Ira Levy and Steven Lubman, we believe that we know the best prices to buy the products we sell at and as a result we generally waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components, which we hold in inventory decline, or if new technology is developed that displaces products that we sell, our business could be materially adversely affected.

Challenge has obtained and is seeking to obtain product rights to certain brand name product lines and to establish direct relationships with those manufacturers for the audible products and fans. In late 1999 Challenge began to develop a new product division of speakers, fans and buzzers manufactured in Asia sold under the Challenge name, broadening our marketing of the products we sell.

Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2010 and Fiscal 2009, Challenge purchased approximately 88% and 77%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2010, those foreign manufactured products were supplied from manufacturers in Taiwan (55%), Hong Kong (12%), elsewhere in Asia (23%) and overseas outside of Asia (1%). Surge purchases its products from approximately sixteen different manufacturers.

Most of the facilities that manufacture products for Surge have obtained International Quality Standard ISO 9002 and other certifications. We typically purchase the products that we sell  in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. Surge's relationships with many of its suppliers date back to the commencement of our import operations in 1983. We have established payment terms with our manufacturers of between 30 and 60 day open account terms.

We do not have any written long-term supply, distribution or franchise agreements with any of our manufacturers.  We act as the sales agent in North America for  one of our manufacturers, pursuant to an oral agreement. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

For Fiscal 2010 and Fiscal 2009, one of Surge's vendors, Lelon Electronics, accounted for approximately 52% and 46% of Surge's consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier,  could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

The Company has no formal or written agreement with Lelon Electronics regarding the supply of inventory for the Company’s customers.  The Company purchases products under both the Company’s name and Lelon’s brand name for the Company’s inventory in order to supply the Company’s customers.  For the majority of purchases from Lelon Electronics, the Company takes title to the products, houses them in the Company’s warehouse and sells directly to the Company’s customers.  There is no right of return on the products purchased from Lelon and the Company accepts all credit risk with regards to sales of these products.

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

Marketing and Sales

Surge's sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs twelve sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships. Our executive officers also devote a significant amount of time to developing and maintaining continuing relations with our key customers.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2010, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

We engage independent sales representative organizations in various regions throughout the world for marketing to OEM customers and distributors. We have initiated a formal national distribution program to attract more distributors to promote the products that we sell. We have a National Distribution Manager to develop and manage this program. We expect this market segment to contribute significantly to our sales growth over time.

Many OEMs require their suppliers to have a local presence and Surge's network of independent sales representatives are responsive to these needs. Surge formed a Hong Kong corporation, Surge Components, Limited and hired a regional sales manager to service the Hong Kong/Greater China region customers. Surge also opened a contracted warehouse space in Phoenix, Arizona to stock products for customers in the western region. This warehouse space was closed in 2004 due to the loss of the customer which the location served.

Other marketing efforts include generation and distribution of catalogs and brochures of the products we sell and attendance at trade shows. We have produced an exhibit for display at electronics trade shows throughout the year. The products that we sell have been exhibited at the electronic distribution show in Las Vegas, and we will continue our commitment and focus on the distribution segment of the industry by our visibility at the Electronic Distributor Trade Show.

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. The Company had two customers, Honeywell and TTI, who accounted for 11% and 13% of net sales for the year ended November 30, 2010, respectively. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

Typically, we do not maintain contracts with our customers and generally sell products pursuant to customer purchase orders. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, could have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business. Because of our contracts and good working relationships with our distributors, we offer the OEMs, when purchasing through distributors, extended payment terms, just-in- time deliveries and one-stop shopping for many types of electronic products.

Competition

We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition in both our selling efforts and purchasing efforts from the many companies that manufacture or distribute electronic components. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata, Epcos, United Chemicon, Rubycon, Vishay and Kemet. Our principal competitors in the sale of discrete components include Vishay, General Semiconductor Division, General Instrument Corp., OnSemi, Inc., Microsemi Corp., Diodes, Inc. and Littlefuse, and Copper Bussman Division. Our principal competition in the audible business include AVX, Murata, Panasonic, Projects Unlimited, International Components Corp. and Star Micronics. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute many of our customers. As our customers become larger, and as the market becomes more competitive, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. We are finding increased competition from manufacturers located in Asia due to the increased globalization nature of the business. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors. Other factors that will affect our success in these markets include our continued ability to attract additional experienced marketing, sales and management talent, and our ability to expand our support, training and field service capabilities.

Customer Service

We have three full-time customer service employees whose time is dedicated largely to respond to customer inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. We intend to increase our customer service capabilities, as necessary.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. To the Company’s knowledge, none of our employees or other agents have engaged in such practices.

Environmental and Regulatory Compliance

We are subject to various environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals used in electronic components.

We are subject to legislation, effective July 2006, eliminating lead in certain of the products the Company sells. As a result of the legislation, the Company had a one-time write down of its inventory of approximately $500,000. The Company is able to currently obtain products which comply with this law.

We do not believe that compliance with these laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position.

Patents, Trademarks and Proprietary Information

With respect to the products that we sell, we have no patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. Additionally to the best of our knowledge the manufacturers of the products that we sell do not have patents, trademarks or copyrights registered in the United States Patent and Trademark Officer or in any state. We rely on the know-how, experience and capabilities of our management personnel. Although we believe that the products do not and will not infringe patents or trademarks, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell infringe proprietary rights of others, these products may have to be modified or redesigned by the manufacturer of these products. However, there  can be no assurance that any infringing products will be able to be modified or redesigned in a way that does not infringe on the proprietary rights of others, which could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Backlog

As of November 30, 2010, our backlog was approximately $5,969,000, as compared with $ 4,784,437, at November 30, 2009. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of January 5, 2011, Surge and Challenge employed 24 persons, two of whom are employed in executive capacities, seven are engaged in sales, two in engineering, three in purchasing, two in administrative capacities, three in customer service, two in accounting and three in warehousing.  None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

An investment in the Company’s Common Stock involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this report. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and an investor may lose all or part of his or her investment.

Risks Related to our Business

We do not have written long-term supply contracts with manufacturers and we depend on a limited number of suppliers.

We do not have any written long-term supply, distribution or franchise agreements with any of our manufacturers. We act as the exclusive sales agent in North America for one of our manufacturers, pursuant to an oral agreement. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor manufacturers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would most likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed; price fluctuations could harm us.

In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of  products. Accordingly, we attempt to maintain a one-to-two month inventory of those products we offer which are in high demand. As a result of our strategic inventory purchasing policies, under which we order in to obtain preferential pricing, waive the rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), we bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected.

We depend on certain customers.

For Fiscal 2010 approximately 24% of our net sales were derived from sales of two customers.  Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

We may not be able to compete against large competitors who have better resources.

We face intense competition, in both our selling efforts and purchasing efforts, from the many companies that manufacture or distribute electronic components and semiconductors. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata, Epcos, United Chemicon, Rubycon, Vishay and Kemet, General Semiconductor Division, General Instrument Corp., OnSemi, Inc., Microsemi Corp., Diodes, Inc. and Littlefuse, and Copper Bussman Division. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

We will suffer if there is a shortage of components.

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

Adverse effects of trade regulation and foreign economic conditions.

Approximately 91% of the total goods which we purchased in 2010 were manufactured in foreign countries, with the majority purchased from Taiwan-based companies manufacturing in Taiwan (55%) Hong Kong (12%), elsewhere in Asia (23%) and outside of Asia (1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. In addition, the current economic conditions in Southeast Asia may severely impact our business. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Electronics industry cyclicality may adversely affect our operations.

The electronics industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of capacitors and semiconductors. In addition, the life-cycle of existing electronic products and the timing of new product developments and introductions can affect demand for semiconductor components. Any downturns in the electronics distribution industry could adversely affect our business and results of operations.

Absence of patents, trademarks and proprietary information.

We have no patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. We rely on the know-how, experience and capabilities of our management personnel. Therefore, without trademark and copyright protection, we have no protection from other parties attempting to offer similar services.  Although we believe that the  products that we sell do not and will not infringe patents or trademarks, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell infringe proprietary rights of others, the manufactures of the products that we sell  may be required to modify the design of the products that we sell, change the name of these  products and/or obtain a license. There can be no assurance that the manufactures will be able to modify or redesign the products in a way that does not infringe on the proprietary rights of others.  Our failure to do any of the foregoing could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products that we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Although, to the Company’s knowledge, none of our employees or other agents have engaged in such practices. if our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

Our Common Stock is quoted on the Pink Sheets, which may limit the liquidity and price of our Common Stock more than if our Common Stock were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are currently quoted on the Pink Sheets, an inter-dealer electronic quotation  and trading system or equity securities. Quotation of our securities on the Pink Sheets may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as a Pink Sheets listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the Pink Sheets. These factors may have an adverse impact on the trading and price of our Common Stock.

The market price of our common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in general economic conditions and in the child health care product industry;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•	loss of a major supplier or customer; and

•	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase an investor’s transaction costs to sell those shares.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float which could lead to wide fluctuations in our share price.  Investors may be unable to sell their common shares at or above your purchase price, which may result in substantial losses to investors.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

As a result of voluntarily registering our stock on Form 10, we will become obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $125,000 and $150,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

We have not paid dividends on our common stock in the past and do not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends on its common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

The rights of the holders of common stock have been impaired by the issuance of preferred stock and may be further impaired by the potential future issuance of preferred stock.

We are authorized to issue up to 5,000,000 shares of blank check preferred stock of which 260,000 shares have been designated as Non-Voting Redeemable Convertible Series A Preferred Stock, of which no shares are issued and outstanding, 200,000 shares   have been designated Voting Redeemable Convertible Series B Preferred Stock, of which 0 shares are issued and outstanding, and 100,000 shares have been designated Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred Stock”), of which 32,700 shares are issued and outstanding. Holders of the Series C Preferred Stock are entitled to receive, upon liquidation, payment of $5.00 per share of Series C Preferred Stock prior to any payment to common shareholders. Holders of Series C Preferred Stock are entitled to dividends, if and when declared by the board of directors, at the rate of $0.50 per share per annum, prior to payment of dividends to common shareholders.

Furthermore, our board of directors has the right, without stockholder approval, to issue additional preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

As a result of our failure to deregister our Units under the Exchange Act, we may be subject to enforcement action from the Securities and Exchange Commission as well as possible shareholder claims.

In July 1996, the Company filed a Form 8-A/A pursuant to which it sought to register under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Units (consisting of the Company’s common stock and Class A Warrants), Common Stock and Class A Warrants.  In April 2004, after the expiration of the Class A Warrants and the Units, the Company filed a Form 15 to terminate the registration of its Common Stock and Class A Warrants under Section 12(g) of the Exchange Act, or suspension of duty to file reports under Section 13 and 15(d) of the Securities 34 Act (“Deregistration”). However, the Company erroneously failed to seek deregistration of the Units. Although the Company did not seek Deregistration of its Units it stopped filing reports under Sections 12(b) and 12(g) of the Exchange Act in April 2004 when it deregistered its Common Stock and Warrants.  As a result of the Company’s not de-registering its Units, the Company may have violated the Exchange Act including Sections 12 and 13 of the Exchange Act and may be subject to enforcement action from the Securities and Exchange Commission as well as possible shareholder claims.

Certain of our current officers and directors refused to submit to interviews with NASDAQ, which may prevent or make more difficult listing on a national securities exchange.

In November 2001, NASDAQ  informed  us  that it had determined that the Company's securities would be delisted from the Nasdaq SmallCap Market, based on public interest concerns related to certain potentially questionable payments made by the Company during the year ended November 30, 2000 and the quarter ended February 28, 2001, and additionally for  the  failure  of certain of our officers  and  directors  to submit to an interview by NASDAQ regarding these payments (see “Business”). The officers and directors who were asked to and refused (based on the advice of counsel) to submit to the NASDAQ interviews (Ira Levy and Steven Lubman) are currently officers and directors of the Company. There can be no assurance that the failure of certain of our officers and directors to submit to the interviews will not negatively impact and/or prevent the Company’s ability to be listed on a national securities exchange, such as Nasdaq, even if the Company were to meet applicable listing qualifications.

We have a staggered board of directors, which could delay or prevent a change of control that may favor shareholders.

Our Board of Directors is divided into three classes and our Board members are elected for terms that are staggered. This could discourage the efforts by others to obtain control of the Company. The possible negative impact on takeover attempts could adversely affect the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729.  The Lessor is Great American Realty of Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its former directors, Mark Siegel. Our lease is through September 31, 2020 and our monthly rent is $12,982. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space.  Each lease was negotiated in an arm's length transaction and the rental rate is typical for the type and location of Surge's and Challenge's facilities.

In June 2010, the Company entered into a lease to rent office space in Hong Kong for two years. Annual rental payments are approximately $20,000.

Item 3.	Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 4.	[Reserved.]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of our common stock are quoted on the over-the-counter “pink sheets” maintained by Pink Sheets LLC under the symbol “SPRS.PK”. Trading in our common stock is limited.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
2008 First Quarter	$0.075	$0.04
2008 Second Quarter	$0.07	$0.03
2008 Third Quarter	$0.09	$0.04
2008 Fourth Quarter	$0.08	$0.07
2009 First Quarter	$0.075	$0.04
2009 Second Quarter	$0.041	$0.035
2009 Third Quarter	$0.13	$0.036
2009 Fourth Quarter	$0.041	$0.041
2010 First Quarter	$0.35	$0.042
2010 Second Quarter	$0.36	$0.10
2010 Third Quarter	$0.50	$0.25
2010 Fourth Quarter	$0.75	$0.10

As of the date of the filing of this report, there are issued and outstanding 8,922,512 shares of Common Stock.

As of the date of the filing of this report, there are approximately 200 holders of record of our Common Stock.

As of the date of the filing of this report: (i) 600,000 shares of Common Stock are subject to outstanding options or warrants to purchase, or securities convertible into, Common Stock; (ii) 5,282,827 shares of Common Stock can be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, and (iii) 0 shares of Common Stock are being, or has been publicly proposed to be, publicly offered by the Company.

There is no provision of the Company’s charter or by-laws that would have an effect of delaying, deferring or preventing a change in control of the Company and that would operate only with respect to an extraordinary corporate transaction involving the Company, such as a merger, reorganization, tender offer, sale or transfer of substantially all of its assets, or liquidation.

We have not declared any cash dividends on our Common Stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

The following table provides information as of November 30, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders (1)	600,000	0.25	900,000

Equity compensation plan not yet approved by security holders	-	-	-

Total	600,000		900,000

(1) Represents the Company's 2010 Incentive Stock Plan.

Recent Sales Of Unregistered Securities.

During the last three years, we have issued the following securities:

On May 6, 2010, we issued options to purchase 250,000 shares of our common stock to each of Ira Levy and Steven Lubman. The options vest one year after issuance.

On May 6, 2010, we issued 12,000 shares of common stock and options to purchase 25,000 shares of our common stock at an exercise price of $0.25 to each of our non-officer directors. The options vest one year after issuance.

On February 25, 2011, the Company issued options to purchase an aggregate of 85,000 shares of common stock at an exercise price of $1.15 to non-executive employees. The options vest over a three-year period.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2)under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts contained in this registration statement, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

 In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors." Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this registration statement. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this registration statement.

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this registration statement and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible components. Since 2002 this division has grown by 88%. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders. In the past nine years we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. Five years ago, we hired a design engineer on our staff that had thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and National distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

As a result of voluntarily registering our stock, we have become obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $125,000 and $150,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

In 2002, the Company opened a Hong Kong office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global capabilities and service to its customer base

The electronic components industry is currently experiencing a period of strong demand.  In addition, management believes that manufacturers are not expanding production capacity because they are unsure of how long the period of strong demand will last.  Management believes that demand for the electronic components will be strong through the beginning  of 2011 before leveling off  later in 2011.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company's warehouse.  For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company acts as a sales agent for certain customers for one of its suppliers. The Company reports these commissions as revenues in the period earned.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $28,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products.  The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Consolidated net sales for the fiscal year ended  November 30, 2010 increased by $9,288,099 or 75%, to $21,613,911 as compared to net sales of $12,325,812 for the fiscal year ended November 30, 2009.  We attribute the increase to additional business with existing customers and new customers. The electronic components industry is currently experiencing a high demand in products and the Company is benefiting from that with an increase in volume.

Our gross profit for the fiscal year ended November 30, 2010 increased by $2,867,098, or 78%, as compared to the fiscal year ended  November 30, 2009.  Gross margin as a percentage of net sales increased to 30.3% for the fiscal year ended November 30, 2010 compared to 29.9% for the fiscal year  ended November 30, 2009. We attribute the increase to new more profitable business and cutting costs, including an increase in the amount of purchase rebates earned from certain vendors.  These purchase rebates result from rebates earned based on the amount of inventory purchased from suppliers.

Selling and shipping expenses for the fiscal year ended  November 30, 2010 was $1,813,471, an increase of $723,275, or 66%, as compared to $1,090,196 for the fiscal year ended  November 30, 2009.The increase is directly related to the increase in sales for the Company. Specifically the increase is due to additional  sales commissions, selling expenses, such as travel and freight out expense.

General and administrative expenses for the fiscal year ended November 30, 2010 was $2,910,775, an increase of $898,136, or 45%, as compared to $2,012,639 for the fiscal year ended November 30, 2009. The increase is due to increased professional fees associated with the Company becoming a reporting company with the SEC and additional compensation in the amount of $424,022,  approved by the Board, for the officers  and directors of the Company.

Investment income for the fiscal year ended  November 30, 2010 was $4,340, compared to $7,405 for the fiscal year ended  November 30, 2009. We attribute the decrease of $3,065, or 41%, to lower interest rates in our money market accounts in 2010.

Interest expense for the fiscal year ended November 30, 2010 was $117,973, compared to $126,503 for the fiscal year ended November 30, 2009.  We attribute the decrease of $8,530, or 7%, to less borrowings on our line of credit during 2010. Interest rates have been comparable for the last year.

Income taxes for the fiscal year ended  November 30, 2010 were $82,672, compared to $5,364 for the fiscal year ended  November 30, 2009. The difference is a result of federal corporate taxes incurred due to net operating loss limitations with the IRS tax code and increase in state income taxes.

As a result of the foregoing, net income for the fiscal year ended November 30, 2010 was $1,496,088, compared to the net income of $316,555 for the fiscal year ended November 30, 2009.

Liquidity and Capital Resources

As of November 30, 2010 we had cash of $883,331, and working capital of $4,242,768. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended  November 30, 2010, we had net cash flow from operating activities of $530,624, as compared to net cash from operating activities of $364,294 for the fiscal year ended  November 30, 2009. The increase in cash flow from operating activities resulted from increase in the 2010 profit, increase in accounts receivable and inventory offset by increase in accounts payable. As a result of these increased revenues, the Company made a significant investment in additional inventory. The Company adjusts its inventory levels based upon the industry outlook and near term expectations of demand for the Company’s products.

We had net cash used in investing activities of $(19,860) for the fiscal year ended November 30, 2010, as compared to net cash used in investing activities of $(158,512) for the fiscal year ended  November 30, 2009.  This decrease   was the result of the Company purchasing additional computer hardware in 2009.

We had net cash from financing activities of $(766,771) for the fiscal year ended November 30, 2010, as compared to net cash provided by  financing activities of $29,393 for the fiscal year ended  November 30, 2009.   The decrease  was the result of the decrease in borrowings in 2010 from our lender.

As a result of the foregoing, the Company had a net decrease in cash of $257,007 for the fiscal year ended  November 30, 2010, as compared to a net increase in cash of $235,175 for the fiscal year ended  November 30, 2009.

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At November 30, 2010, the Company was in compliance with the financial covenants.

Long-term debt, operating leases and other long-term obligations as of November 30, 2010 mature as follows:

	Payments due
	0 – 12	13 – 36	37 – 60	More than
Obligations	Total	Months	Months	60 Months

Long-term debt	$--	$--	$--	$--
Operating leases	176,310	332,059	335,074	866,458
Employment agreements	300,000	--	--	--

Total obligations	$476,310	$332,059	$335,074	$866,458

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item	8. Financial Statements and Supplementary Information

Our financial statements, together with the independent registered public accounting firm's report of Seligson & Giannattasio, LLP, begin on page F-1, immediately after the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of November 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2010, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the three months ended November 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, And Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2013, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2012, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2011. Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position and Offices with Surge
Ira Levy	54	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	56	Vice President, Secretary and Class A Director
Alan Plafker	52	Class B Director, Member of Compensation Committee
David Siegel	85	Class B Director and Chairman of the Compensation Committee
Lawrence Chariton	53	Class C Director
Gary Jacobs	53	Class C Director

Ira Levy has served as President, Chief Executive Officer and a director of Surge Components since its inception in November 1981, and as Chief Financial Officer since March 2010. From  1976  to  1981, Mr. Levy was employed by  Capar  Components Corp., an importer  and  supplier  of  capacitor and  resistor products.

Steven  J.  Lubman has served as Surge Components’ Vice  President, Secretary and a director since our inception  in November 1981.  From 1975 to 1981, Mr. Lubman was employed by Capar Components, Inc.

Alan Plafker has served as a director since June 2001. Since July 2000, Mr. Plafker has been the President and Chief Executive Officer of Member Brokerage Service LLC, a credit union service organization owned by Melrose Credit Union. Mr. Plafker has over 20 years of management experience in the insurance and credit union industries.

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also serves on the boards of directors of Nu Horizons and Micronetics, Inc., each of which is a publicly traded company.  David Siegel is the father-in-law of Ira Levy.

Lawrence Chariton has served as a director since August 2001. For the last 31 years, Mr. Chariton has worked as a Sales Manager for Linda Shop, a retail jewelry business, and now does the same for Great American Jewelry, and is involved in charitable organizations benefiting the State of Israel. Mr. Chariton also is a director of New Island Hospital in Bethpage, Long Island. Mr. Chariton graduated from Hofstra University in 1979 with a Bachelor's Degree in accounting.

Gary M. Jacobs is the Chief Financial Officer of Chem Rx. He became Chief Financial Officer of Chem Rx on June 12, 2008. From May 2005 to June 2008, Mr. Jacobs was the Chief Financial Officer and Chief Operating Officer of Gold Force International, Ltd., a supplier of gold, silver and pearl jewelry to U.S. retail chains, and Karat Platinum LLC, a developer of an alternative to platinum. From July 2003 to April 2005, Mr. Jacobs served as President of The Innovative Companies, LLC, a supplier of natural stone.  From October 2001 to February 2003, Mr. Jacobs served as Executive Vice President of Operations and Corporate Secretary of The Hain Celestial Group, Inc., a food and personal care products company. Mr. Jacobs also served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. from September 1998 to October 2001. Prior to that, Mr. Jacobs was the Chief Financial Officer of Graham Field Health Products, Inc., a manufacturing and distribution company. Mr. Jacobs was employed for 13 years as a member of the audit staff of Ernst & Young LLP, where he attained the position of senior manager.  He is a certified public accountant and holds a Bachelor’s of Business Administration in Accounting from Adelphi University.

The Company believes that each of its directors has the experience, qualifications, attributes and skills that enable them to make a positive contribution to our board for the following reasons:

Both Mr. Levy and Mr. Lubman have been in the electronic components business for over 30 years and have a vast knowledge of this business. Mr. Levy’s and Mr. Lubman’s experience in and knowledge of the electronics components business led to the conclusion that Mr. Levy and Mr. Lubman should serve on the Company’s board given the Company’s business and structure.  Their knowledge of our business enables them to bring keen insight to the board.

Alan Plafker has been an executive in the insurance industry for over 20 years and is knowledgeable in financial matters, including reviewing financial statements. Mr. Plafker’s experience in the insurance industry and knowledge of financial matters led to the conclusion that he should serve on the Company’s board, given the Company’s business and structure.

David Siegel serves on the boards of two other public companies and as such he is very familiar with the required public filings that a public company must make and as a result he is able to easily communicate with the company’s advisors, such as their attorneys. Mr. Siegel’s experience on the board of directors of two other public companies and ability to communicate with the Company’s advisers led to the conclusion that he should serve on the Company’s board, given the Company’s business and structure.

Lawrence Chariton experience as a sales manager of a jewelry store gives him experience in running a small business like ours. Mr. Chariton’s experience running a small business led to the conclusion that he should serve on the Company’s board, given the Company’s business and structure.

Gary Jacobs’s  experience as a certified public accountant and Chief Financial Officer makes him extremely qualified to review and discuss the Company’s financial results and to make recommendations regarding the Company’s financial position. Mr. Jacobs’s experience as a certified public accountant and Chief Financial Officer led to the conclusion that he should serve on the Company’s board, given the Company’s business and structure.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. Levy has served as our Chairman since November 1981. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Audit Committee Financial Expert.

The board of directors acts as the Company’s audit committee. The Company’s board directors has determined that Gary Jacobs is an audit committee financial expert. Mr. Jacobs is an independent director as that term is defined under the Nasdaq Marketplace Rules.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Form 3’s were not timely filed for Ira Levy, Steven J. Lubman, Lawrence Chariton, Alan Plafker, David Segal and Gary Jacobs, and have since been filed.

Code of Ethics

The Company intends to adopt a Code of Ethics in the near future.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

 The following table sets forth information regarding compensation paid to our principal executive officer and any other executive officer whose total annual salary and bonus for the years ended November 30, 2010 and November 30, 2009 exceeded $100,000

Name	Year	Salary		Bonus		Stock Awards	Option Awards ($)		Other	Total
Ira Levy	2010	$225,000		187,011		-	11,010	(1)	-	$423,021
President, CEO and CFO	2009	$225,000		$63,000	(2)	-	-		-	$288,000
Steven J. Lubman	2010	$225,000		187,011		-	11,010	(1)	-	$423,021
Vice President and Secretary	2009	$225,000	*	$63,000	(2)	-	-		-	$288,000

Employment Agreements

* Includes $21,981 which Mr. Lubman is owed pursuant to his employment agreement, but which has not been paid, Mr. Lubman has agreed orally with the Company that this amount will be paid at such time as the Company is better able to afford such payment.. There is no written agreement with respect to this deferral.

(1)	Represents 250,000 options with an exercise price of $0.25 issued on May 6, 2010. The options vest one year after issuance and expire in May 2015. Please see Note F (3) to the financial statements

(2)	Includes $25,000 which was approved in May 2010.

The Company has entered into employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman (the “Executives ”), respectively, with terms through July 30, 2010 (renewable on each July 30 th for an additional one year period), which provides the Executives with a base salary of $225,000 (“ Base Salary ”).

The Company’s compensation committee may award Messrs. Levy and Lubman with bonuses.   Pursuant to the employment agreements, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of the Company during the employment and for one year following termination.   The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

 The Employment Agreements provide for the following payments upon each of the following circumstances in which the Executives’ employment could end:

(a)
Payment upon termination due to disability – if either of the Employment Agreements is terminated by the Company by reason of any physical or mental illness so that the Executives are unable to perform the services required by them pursuant to the Employment Agreements for a continuous period of 4 months, or for an aggregate of 6 months during any consecutive 12 month period, then the Company shall pay to the Executives his Base Salary then in effect along with all other fringe benefits for a period of 1 year following the date of such termination.

(b)
  Payment upon termination due to death – if either of the Employment Agreements is automatically terminated upon the death of the Executives, the Company shall pay to the Executive’s estate his Base Salary then in effect for a period of 1 year following the date of such termination.

(c)
Payment upon termination for “cause” – the Company is not obligated to make any further payments to the Executives upon their termination for “cause.” The term “cause” means any event that the Executives are guilty of (i) reckless disregard to perform his duties as set forth in each Executive’s respective Agreement, (ii) willful malfeasance, or (iii) any act of dishonesty by the Executives with respect to the Company.

(d) Payment upon termination without “cause” –
(i)
if the Company terminates the Levy Agreement without “cause”, then the Company is obligated to pay Mr. Levy (i) any and all Base Salary and bonus amounts payable to Mr. Levy for the remainder of the term, (ii) the Company shall continue for the remainder of the term to permit Mr. Levy to receive or participate in all fringe benefits available to him pursuant to the Levy Agreement, provided, however, that any fringe benefits which Mr. Levy receives will be reduced by any payments or fringe benefits Mr. Levy receives during the remainder of the term from any other source of employment which is unaffiliated with the Company.

(ii)
If the Company terminates the Lubman Agreement without cause, the Company is obligated to pay Mr. Lubman any and all Base Salary and bonus amounts payable to Mr. Lubman for the greater of (x) the remainder of the term in effect immediately prior to such termination, or (y) 1 year from the remainder of the term, and the Company shall also continue for the remainder of the term to permit Mr. Lubman to receive or participate in all fringe benefits available to him pursuant to the Lubman Agreement, provided, however, that any fringe benefits which Mr. Lubman receives will be reduced by any payments or fringe benefits Mr. Lubman receives during the remainder of the term from any other source of employment which is unaffiliated with the Company.

(e)
Payment upon a “change of control” - if either of the Executives elects to terminate his employment in the event of a change of control, the Company shall pay the Executives, in addition to the remainder of their annual compensation, a “parachute payment” as said term is defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “ Code ”) in an amount equal to 2.99 times the respective Executive’s annual compensation, including the Base Salary, bonus compensation and other remuneration and fringe benefits, if any. A “change in control” occurs when the Executives are not elected to the Board of Directors of the Company, and/or is not elected as an officer of the Company and/or there has been a change in the ownership following the Company’s 1996 public offering of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by the Executives.  No change in control, as defined in the Employment Agreements, has occurred.

Director Compensation for Year Ending November 30, 2010

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2010. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Plafker	1,800	2,160(1)	1,101(2)	-	5,061
David Siegel	1,800	2,160(1)	1,101(2)	-	5,061
Lawrence Chariton	1,800	2,160(1)	1,101(2)	-	5,061
Gary Jacobs	1,800	2,160(1)	1,101(2)	-	5,061

(1) Represents 12,000 shares of common stock issued on May 6, 2010. Please see Note F(5) to the financial statements.

(2) Represents 25,000 options  with an exercise price of $0.25 issued on May 6, 2010. The options vest one year after issuance and expire in May 2015. Please see Note F(3) to the financial statements.

Outstanding Equity Awards at November 30, 2010

Name	Number of securities underlying options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Ira Levy	-	250,000	(1)	-	0.25	May 2015	-	-	-	-
Steven Lubman	-	250,000	(1)	-	0.25	May 2015	-	-	-	-

(1)	The options were issued on May 6, 2010 and vest one year after issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 25, 2011, the number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

	Amount and Nature		Percentage of
Name and address of	of Surge Common Stock		Surge Common Stock Benefi-
Beneficial Owner (1)	Beneficially Owned		cally Owned (2)

Ira Levy	691,368	(3)	7.75%

Steven J. Lubman	550,000	(4)	6.16%

Lawrence Chariton	112,000	(5)	1.26%

Alan Plafker	12,000	(5)	*

David Siegel	67,000	(5)	*

Gary Jacobs	12,000	(5)	*

All directors and executive officers as a group (6 persons)	1,444,368		16.19%

Michael Tofias
325 North End Avenue, Apt. 21D	1,841,676		20,64%
New York, NY 10282

Paul Sonkin	456,106	(6)	5.11%
575 Madison Avenue-9 th Floor
New York, NY 10022

* Less than 1%
(1) Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2) Applicable percentage ownership is based on 8,922,512 shares of Common Stock outstanding as of February 25, 2011, together with securities exercisable or convertible into shares of Common Stock within 60 days of February 25, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock that are currently exercisable or exercisable within 60 days of February 25, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Does not include 250,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are not exercisable within 60 days. Does not include 250,000 shares held of record by Ira Levy and beneficially owned by Steven Lubman pursuant to an oral agreement.

(4) Does not included 250,000 shares issuable upon exercise of options with an excersise price of $0.25, because the options are not exercisable within 60 days. Includes 250,000 shares held of record by Ira Levy and beneficially owned by Steven Lubman pursuant to an oral agreement.

(5) Does not include 25,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are not exercisable within 60 days.

(6) Includes 55,000 shares held by Hummingbird Value Fund, L.P. (“Hummingbird Value”), 335,356 shares held by The Tarsier Nanocap Value Fund, L.P. (“Tarsier”) and 65,750 shares held by certain managed accounts (the “Managed Accounts”). Mr. Sonkin is the managing member of Hummingbird Management, LLC (“Hummingbird Management”) and Hummingbird Capital, LLC (“Hummingbird Capital”), and the investment manager to the Managed Accounts. Hummingbird Management is the investment manager of each of Hummingbird Value and Tarsier.  Hummingbird Capital is the general partner of each of Hummingbird Value and Tarsier.

The following table sets forth as of February 25, 2011, the number of shares of Series C Preferred Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

Name of beneficial holder	Number of shares	% Beneficially Owned
All directors and officers as a group	0	0
Gabriel Cerrone	10,000	30.58%
Stonehenge Asset Fund, LLC	7,500	22.94%
Burlin Portfolio	5,000	15.29%
Glenn Chwatt	3,000	9.17%
Summit Capital Associates	2,000	6.12%
Michael Gross	2,000	6.12%
Elan Adika	2,000	6.12%

As of February 25, 2011, there are 32,700 shares of Series C Preferred Stock issued and outstanding.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge, each lease their current executive offices from, Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, Surge’s, Chief Executive Officer, President and Secretary and Steven Lubman, our vice president and one other individual who is not an executive officer or director of the Company.   Our lease is through September 2020 and our annual minimum rent payments were approximately $156,000 and  $212,000 for fiscal 2010 and 2009, respectively.

In May 2002, Surge and Ira levy, an officer of Surge became sole owners of Surge Components, Limited (“Surge Limited”), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and Mr. Levy owns 1 share of the outstanding common stock. No payments have been made to Levy in connection with this share ownership. Mr. Levy has assigned his rights regarding his 1 share to Surge. Surge Limited started doing business in July 2002. Surge Limited operations have been consolidated with the Company.  During fiscal 2010 and fiscal 2009, Surge Limited’s revenues were $4,400,000 and $2,510,000 respectively.

Director Independence

Lawrence Chariton, Alan Plafker, and Gary Jacobs are independent directors as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended November 30, 2010 and 2009, we paid Seligson & Giannattasio, LLP  $99,000 and  $99,000, respectively.

Tax Fees

For the years ended November 30, 2010 and 2009, we paid Seligson & Giannattasio, LLP $8,000 and $8,000, respectively, for tax related services.

All Other Fees.

For the years ended November 30, 2010 and 2009, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for all other services.

The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The board of directors has considered the role of Seligson & Giannattasio, LLP in providing services to us for the fiscal year ended November 30, 2010 and has concluded that such services are compatible with Seligson & Giannattasio, LLP’s independence as the Company's  independent registered public accounting firm..

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit to 8-K filed on September 16, 2010 and incorporated herein by reference)

3.2	By-Laws of Surge Components, Inc. (filed as exhibit to 8-K filed on September 16, 2010 and incorporated herein by reference)

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.5	Reserved.

10.6
Financing Agreement, dated July 2, 2002, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.7
Letter Agreement, dated July 2, 2002, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.8
Inventory Security Agreement, dated July 2, 2002, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.9
Security Agreement, dated July 2, 2002, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.10
General Security Agreement, dated July 2, 2002, between Challenge/Surge Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.11
Guarantee, dated July 2, 2002, by Surge Components, Inc. in favor of Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.12
Letter Agreement, dated November 13, 2003, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.13
Letter Agreement, dated December 4, 2003, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.14	Letter Agreement, dated February 23, 2004, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (previously filed)

10.15
Letter Agreement, dated August 4, 2004, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.16
Letter Agreement, dated May 2, 2005, between Surge Components, Inc. and Rosenthal & Rosenthal, Inc. (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.17	1995 Stock Option Plan (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.18	Tenancy Agreement been Surge Components, Inc. and Sam Cheong Stove Parts Co. Ltd (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.19	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.20	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.21
Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.22
Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.23
Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.24	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.25
Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.26
Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.27
Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.28
Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.29	Agreement, dated December 15, 2005, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC

By:	/s Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 28, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2011
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2011
Director

/s/ Alan Plafker
Alan Plafker	February 28, 2011
Director

David Siegel	February 28, 2011
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2011
Director

Gary M. Jacobs	February 28, 2011
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2010 and 2009 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended November 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years in the two year period ended in November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
February 25, 2011

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	November 30,
Current assets:	2010	2009
Cash	$883,331	$1,140,338
Restricted cash	245,883	244,020
Accounts receivable - net of allowance for doubtful accounts of $19,513 and $19,513	4,117,049	2,547,213
Inventory, net	2,791,326	1,619,263
Prepaid expenses and income taxes	64,841	62,210
Total current assets	8,102,430	5,613,044
Fixed assets – net of accumulated depreciation and amortization of $2,163,816 and $2,027,662	187,553	303,847
Other assets	1,643	5,459
Total assets	$8,291,626	$5,922,350

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	November 30,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loan payable	$--	$766,468
Accounts payable	2,436,652	1,474,539
Accrued expenses and taxes	914,297	623,386
Accrued salaries	508,713	107,618
Current portion of note payable	-	1,303

Total current liabilities	3,859,662	2,973,314

Deferred rent	2,466	23,016

Total liabilities	3,862,128	2,996,330

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock,
5,000,000 shares authorized:
Series A – 260,000 shares authorized,
none outstanding.
Series B – 200,000 shares authorized,
none outstanding, non-voting, convertible, redeemable.
Series C – 100,000 shares authorized, 32,700 shares issued and outstanding, redeemable,
convertible, and a liquidation preference of $5 per share	33	33
Common stock - $.001 par value stock, 75,000,000 shares authorized, 8,922,512 and 8,874,512 shares issued and outstanding	8,922	8,874
Additional paid-in capital	22,911,827	22,888,135
Accumulated deficit	(18,491,284)	(19,971,022)
Total shareholders' equity	4,429,498	2,926,020
Total liabilities and shareholders' equity	$8,291,626	$5,922,350

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended November 30,
	2010	2009

Net sales	$21,613,911	$12,325,812

Cost of goods sold	15,061,118	8,640,117

Gross profit	6,552,793	3,685,695
Operating expenses:
Selling and shipping	1,813,471	1,090,196
General and administrative	2,910,775	2,012,639
Depreciation expense	136,154	141,843
Total operating expenses	4,860,400	3,244,678

Income before other income (expense)and income taxes	1,692,393	441,017

Other income (expense):
Investment income	4,340	7,405
Interest expense	(117,973)	(126,503)

Other income (expenses)	(113,633)	(119,098)

Income before income taxes	1,578,760	321,919
Income taxes	82,672	5,364

Net income	$1,496,088	$316,555

Dividends on preferred stock	16,350	16,350

Net income available to common shareholders	$1,479,738	$300,205

Net income per share available to
common shareholders:

Basic	$0.17	$0.03

Diluted	$0.16	$0.03

Weighted Shares Outstanding:

Basic	8,901,865	8,874,512

Diluted	9,304,813	9,201,512

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2010 and 2009

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – November 30, 2008	32,700	33	8,874,512	8,874	22,888,135	(20,271,227)	2,625,815
Preferred stock dividends	--	--	--	--	--	(16,350)	(16,350)
Net income	--	--	--	--	--	316,555	316,555
Balance – November 30, 2009	32,700	33	8,874,512	8,874	22,888,135	(19,971,022)	2,926,020
Preferred stock dividends	--	--	--	--	--	(16,350)	(16,350)
Stock issued as compensation	--	--	48,000	48	8,592	--	8,640
Issuance of options	--	--	--	--	15,100	--	15,100
Net income	--	--	--	--	--	1,496,088	1,496,088
Balance – November 30, 2010	32,700	$33	8,922,512	$8,922	$22,911,827	$(18,491,284)	$4,429,498

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$1,496,088	$316,555
Depreciation and amortization	136,154	141,843
Change in allowance for doubtful accounts	-	3,179
Stock compensation expense	23,740	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,569,836)	(203,570)
Inventory	(1,172,063)	(139,253)
Prepaid expenses and taxes	(2,631)	125,897
Other assets	1,953	(743)
Accounts payable	962,113	251,851
Accrued expenses	675,656	(109,369)
Deferred rent	(20,550)	(22,096)
NET CASH FLOWS FROM OPERATING ACTIVITIES	530,624	364,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(19,860)	(158,512)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(19,860)	(158,512)

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:	Year Ended November 30,
	2010	2009

Net borrowings from line of credit	(766,467)	43,770
Repayment of note payable	(1,304)	(14,377)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(767,771)	29,393

NET CHANGE IN CASH	(257,007)	235,175
CASH AT BEGINNING OF YEAR	1,140,338	905,163
CASH AT END OF YEAR	$883,331	$1,140,338
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$9,528	$5,364
Interest paid	$117,973	$126,503

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$16,350	$16,350

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On August 31, 2010, the Company changed its corporate domicile by merging into a newly-formed corporation, Surge Components, Inc. (Nevada), which was formed in the State of Nevada for that purpose. Surge Components Inc. is the surviving entity. The number of common stock shares authorized for issuance was increased to 75,000,000 shares.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of Consolidation:

The consolidated financial statements include the accounts of Surge, Challenge, and Surge Limited (collectively the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[2] Accounts Receivable:

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

[3] Revenue Recognition:

Revenue is recognized for products sold by the Company when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company's warehouse.

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has no written arrangements with its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,889,000 and $1,355,000 for the years ended November 30, 2010 and 2009, respectively.

The Company also acts as a sales agent for North America for certain customers for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $212,502 and $229,177 for the years ended November 30, 2010 and 2009, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. Half of these agreements were entered into in October 2009. Some of these agreements allow for the return of up to 10% of certain product sales for the previous six month period. The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired. There are no provisions for the granting of price concessions in any of the

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[3]  Revenue Recognition (continued):

agreements. Revenues under these distribution agreements were approximately $4,104,629 and $1,433,000 for the years ended November 30, 2010 and 2009, respectively.

[4]   Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2010 approximated $884,000. The Company, at November 30, 2010, has a reserve against slow moving and obsolete inventory of $1,183,944. From time to time the Company’s products are subject to legislation from various authorities on environmental matters. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

[5]   Depreciation and Amortization:

Fixed assets are recorded at cost. Depreciation is generally on a straight line method and amortization of leasehold improvements is provided for on the straight-line method over the estimated useful lives of the various assets as follows:

Furniture, fixtures	5 - 7 years
and equipment
Computer equipment	5 years
Leasehold	Estimated useful
Improvements	life or lease
term, whichever is shorter

Maintenance and repairs are expensed as incurred, while renewal and betterments are capitalized.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[6] Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At November 30, 2010 and 2009, the Company's uninsured cash balances totaled approximately $690,000 and $640,848, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the twelve month periods ended November 30, 2010 and 2009.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

[10]  Marketing and promotional costs:

Marketing and promotional costs are expensed as incurred and have not been material to date. The Company has contractual arrangements with several of its distributors which provide for cooperative advertising obligations. Cooperative advertising is reflected as a reduction in revenues and has not been material to date.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[12] Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $13,808 and $6,902 for the years ended November 30, 2010 and 2009, respectively.

(13)  Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding November 30, 2010 and 2009 totaled 524,053 and 380,000, respectively.

(14)    Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

Stock Based Compensation to Other than Employees:

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[15] Recent Accounting Standards:

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

NOTE C - FIXED ASSETS

	November 30,
	2010	2009
Furniture and fixtures	$349,930	$349,930
Leasehold improvements	898,942	892,060
Computer equipment	1,102,497	1,089,519
	2,351,369	2,331,509
Less – accumulated depreciation	(2,163,816)	(2,027,662)
Net fixed assets	$187,553	$303,847

Depreciation and amortization expense for the years ended November 30, 2010 and 2009 was $136,154 and $141,843, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,
	2010	2009

Commissions	$259,714	$130,071
Preferred Stock Dividends	150,907	134,557
Purchases	196,344	182,922
Interest	102,399	102,399
Other accrued expenses	204,933	73,437
	$914,297	$623,386

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $752,000 at November 30, 2010. Pension expense for the years ended November 30, 2010 and 2009 was $5,229 and $3,662, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY

[1] Preferred Stock:

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series. In August 2010, the number of preferred shares authorized for issuance was increased to 5,000,000 shares.

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock. None of the Series A preferred stock is outstanding as of November 30, 2009.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). No shares of Series B Preferred Stock are currently issued or outstanding.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval. If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year. In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company. In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled. Dividends aggregating $150,907 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2010. The Company has accrued these dividends. The December 31, 2010 dividend of $8,175 has not been declared or paid.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE F– SHAREHOLDERS’ EQUITY (Continued)

[1] Preferred Stock (continued):

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

At November 30, 2010 there are 32,700 shares of Series C Preferred stock issued and outstanding.

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

The Employee Stock Option Plan has expired. The remaining 53,000 options outstanding expired in July 2010.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

[3] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“Stock Plan”). The plan provides for the grant of options to officers, employees or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Stock option incentive plan activity is summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options issued in May 2010	600,000	$0.25
Options outstanding November 30, 2010	$600,000	0.25
Options exercisable November 30, 2010	$--	--

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 6%; average risk-free interest rate of 3.58%; initial expected life of 5 years; no expected dividend yield; and amortized over the vesting period. During the year ended November 30, 2010, the Company recorded stock based compensation totaling $15,100 as a result of these stock option grants.

The intrinsic value of the exercisable options at November 30, 2010 totaled $0. At November 30, 2010, the weighted average remaining life of the stock options is 4.2 years. At November 30, 2010, there was $10,478 of total unrecognized compensation cost related to the stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 0.35 years.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

[4]    Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[5]     Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the price of the common stock on the date of the issuance. In addition, the directors receive $200 each per month for their service on the Board of Directors.

NOTE G – INCOME TAXES

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

The Company’s deferred income taxes are comprised of the following:

	November 30,
	2010	2009
Deferred tax assets
Net operating losses	$6,150,931	$6,986,371
Allowance for bad debts	7,793	7,793
Inventory	498,220	301,819
Capital loss	--	63,816
Deferred rent	985	9,193
Depreciation	183,646	154,398
Total deferred tax assets	6,841,575	7,523,390
Valuation allowance	(6,841,575)	(7,523,390)
Deferred tax assets	$--	$--

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES(CONTINUED)

The valuation allowance changed by approximately $(682,000) and $(2,900) during the years ended November 30, 2010 and 2009, respectively.

The Company's income tax expense consists of the following:

	Year Ended November 30,
Current:	2010	2009
Federal	$53,710	$--
States	28,962	5,364
	82,672	5,364
Deferred:
Federal	--	--
States	--	--
Provision for income taxes	$82,672	$5,364

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carry forwards of approximately $15,400,000 for federal and state purposes, which expire through 2028. The utilization of this operating loss carry forward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Year Ended November 30,
	2010	2009
U.S. Federal income
tax statutory rate	34%	34%
Effect of federal and state net
operating losses	(34)%	(34)%
State income taxes	5%	2%
Effective tax rate	5%	2%

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE H- RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $156,000 for the Fiscal 2010, and increase at the rate of two per cent per annum throughout the lease term.

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

The future minimum rental commitments at November 30, 2010:

Year Ending November 30,
2011	$176,310
2012	169,436
2013	162,625
2014	165,878
2015	169,195
2016 & thereafter	866,457
$1,709,901

Net rental expense for Fiscal 2010 and 2009, were $209,465 and $201,972 respectively, of which $212,213 was paid to the Related Company. Commencing in May 2006, the Company had sublet certain of its space it occupies. The sublease, whose term is for five years, includes a base rent, which increases over the term, and provides for additional rent for a portion of the real estate taxes and certain operating expenses. The tenant has terminated the lease as of December 31, 2010.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2010 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses. The Compensation Committee of the Company’s Board of Directors determines the bonuses. Bonuses authorized to the two officers totaled $424,022 and $38,000 for the year ended November 30, 2010 and 2009. The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination. The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract. In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had two customers that accounted for 13% and 11% of net sales for the year ended November 30, 2010 and one customer who accounted for over 14% of net sales for the year ended November 30, 2009. The Company had one customer who accounted for 22% of accounts receivable at November 30, 2010 and 21% of accounts receivable at November 30, 2009.

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE K- MAJOR SUPPLIERS

During Fiscal 2010 and Fiscal 2009 there was one foreign supplier accounting for 52% and 46% of total inventory purchased.

The Company purchases a significant portion of its products overseas. For Fiscal 2010, the Company purchased 55% from Taiwan, 12% from Hong Kong, 23 % from elsewhere in Asia and 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Year Ended November 30,
	2010	2009
Canada	$1,671,816	$789,092
China	5,336,289	2,180,437
Other Asian Countries	1,052,399	704,588
Europe	168,567	50,753
Central America	106,272	21,221
South America	27,399	--

Revenues are attributed to countries based on location of customer.

NOTE M – LINE OF CREDIT

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net

SURGE COMPONENTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE N – LINE OF CREDIT(CONTINUED)

worth. At November 30, 2010, the Company was in compliance with the financial covenants.

In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. The balance on the account including interest accrued is $245,883 and $244,020 at November 30, 2010 and November 30, 2009, respectively.

At November 30, 2010 the balance on the line of credit is $0.

NOTE O – NOTE PAYABLE

The Company leased equipment under a capitalized lease arrangement with Capital One Equipment Leasing. Pursuant to the leases, the lessor retained actual title to the leased property until the termination of the lease, at which time the equipment can be purchased for one dollar. The term of the lease was 36 months with monthly payments of $1,320. The assumed interest rate on the lease was 16%. The Company exercised its option to purchase the equipment in January 2010.

NOTE P – SUBSQUENT EVENTS

On February 25, 2011, the Company granted stock options to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15, the value of the common stock on the date of the grant. These options vest over a three year period and expire in ten years.