Form 10-Q
period 2011-02-28
SURGE COMPONENTS INC
filed 2011-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

COMMISSION FILE NUMBER 000-27688

SURGE COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-2602030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 East Jefryn Blvd., Deer Park, New York	11729
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (631) 595-1818

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 14, 2011 there were 9,035,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	February 28, 2011	November 30, 2010
Current assets:
Cash	$1,167,231	$883,331
Restricted cash	246,354	245,883
Accounts receivable - net of allowance for doubtful accounts of $19,513	3,610,603	4,117,049
Inventory, net	2,392,668	2,791,326
Prepaid expenses and income taxes	71,350	64,841
Total current assets	7,488,206	8,102,430
Fixed assets – net of accumulated depreciation and amortization of $2,185,308 and $2,163,816	173,644	187,553
Other assets	1,643	1,643
Total assets	$7,663,493	$8,291,626

See notes to financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	November 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loan payable	$-	$-
Accounts payable	1,576,556	2,436,652
Accrued expenses and taxes	790,377	914,297
Accrued Salaries	312,656	508,713

Total current liabilities	2,679,589	3,859,662

Deferred rent	6,165	2,466

Total liabilities	2,685,754	3,862,128

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock,
5,000,000 shares authorized:
Series A – 260,000 shares authorized,
none outstanding.
Series B – 200,000 shares authorized,
none outstanding, non-voting, convertible,
redeemable.
Series C – 100,000 shares authorized,
32,700 shares issued and outstanding,
redeemable, convertible, and a
liquidation preference of $5 per share	33	33
Common stock - $.001 par value stock,
75,000,000 shares authorized,
8,922,512 shares issued and outstanding	8,922	8,922
Additional paid-in capital	22,915,384	22,911,827
Accumulated deficit	(17,946,600)	(18,491,284)

Total shareholders' equity	4,977,739	4,429,498

Total liabilities and shareholders' equity	$7,663,493	$8,291,626

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended
	February 28,	February 28,
	2011	2010

Net sales	$5,493,124	$4,384,431

Cost of goods sold	3,806,836	3,082,999

Gross profit	1,686,288	1,301,432
Operating expenses:
Selling and shipping	424,544	361,526
General and administrative	656,809	529,129
Depreciation expense	22,385	34,699

Total operating expenses	1,103,738	925,354

Income before other income(expense)and income taxes	582,550	376,078

Other income(expense):
Investment income	663	1,261
Interest expense	(23,895)	(31,551)

Other income(expenses)	(23,232)	(30,290)

Income before income taxes	559,318	345,788

Income taxes	6,459	9,786

Net income	$552,859	$336,002

Dividends on preferred stock	8,175	8,175

Net income available to common shareholders	$544,684	$327,827

Net income available to common shareholders:
Basic	$.06	$.04
Diluted	$.06	$.04

Weighted Shares Outstanding:
Basic	8,922,512	8,874,512
Diluted	9,486,481	9,201,512

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months ended
	February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$552,859	$336,002
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	22,385	34,699
Stock compensation expense	3,557	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	506,446	(348,950)
Inventory	398,658	(34,164)
Prepaid expenses and taxes	(6,509)	(23,821)
Other assets	(471)	(468)
Accounts payable	(860,989)	359,293
Accrued expenses	(328,152)	(181,443)
Deferred rent	3,699	(6,905)

NET CASH FLOWS FROM OPERATING ACTIVITIES	291,483	134,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(7,583)	(3,284)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(7,583)	(3,284)

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(CONTINUED)

	Three Months ended
	February 28,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from loan payable	-	(39,291)
Net borrowings from note payable	-	(1,304)

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	(40,595)

NET INCREASE IN CASH	283,900	90,364

CASH AT BEGINNING OF YEAR	883,331	1,140,338

CASH AT END OF YEAR	$1,167,231	$1,230,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$77,313	$9,786

Interest paid	$23,895	$31,551

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$8,175	$8,175

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION, DESCRIPTION OF COMPANY'S BUSINESS AND BASIS OF PRESENTATION

Surge Components, Inc. (“Surge”) was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and rectifiers to customers located principally throughout the United States. On June 24, 1988, Surge formed Challenge/Surge Inc., (“Challenge”) a wholly-owned subsidiary to engage in the sale of electronic component products from established brand manufacturers to customers located principally throughout the United States.

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

On August 31, 2010, the Company changed its corporate domicile by merging into a newly-formed corporation, Surge Components, Inc. (Nevada), which was formed in the State of Nevada for that purpose.  Surge Components, Inc. is the surviving entity. The number of shares of common stock authorized for issuance was increased to 75,000,000 shares.

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

The results and trends on these interim consolidated financial statements for the three months ended February 28, 2011 and 2010 may not be representative of those for the full fiscal year or any future periods.

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

 For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has no written arrangements with its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $962,200 and $613,100 for the three months ended February 28, 2011 and 2010 respectively.

The Company also acts as a sales agent to certain customers in  North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $127,445 and $212,502 for the three months ended February 28, 2011 and the year ended November 30, 2010, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors.  Half of these agreements were entered into in October 2009.  Some of these agreements allow for the return of up to 10% of certain product sales for the previous six month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $385,400 and $477,600 for the three months ended February 28, 2011 and 2010.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[4] Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2011 approximated $449,900. The Company, at February 28, 2011, has a reserve against slow moving and obsolete inventory of $1,183,944. From time to time, the Company’s products are subject to legislation from various authorities on environmental matters. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[6] Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At February 28, 2011 and November 30, 2010, the Company's uninsured cash balances totaled approximately $936,000 and $690,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three month periods ended February 28, 2011 and 2010..

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

[10] Marketing and promotional costs:

Marketing and promotional costs are expensed as incurred and have not been material to date. The Company has contractual arrangements with several of its distributors which provide for cooperative advertising rights to the distributor, as a percentage of sales. Cooperative advertising is reflected as a reduction in revenues and has not been material to date.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

[12] Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $5,407 and $4,176 for the three months ended February 28, 2011 and 2010, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2011 and 2010 totaled 448,031 and 53,000, respectively.

(14) Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with Accounting Standards Codification (“ASC”) 718.   The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

Stock Based Compensation to Other than Employees

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

(15) Recent Accounting Standards:

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2011	2010

Furniture and Fixtures	$350,563	$349,930
Leasehold Improvements	903,864	898,942
Computer Equipment	1,104,525	1,102,497
Less-Accumulated Depreciation	(2,185,308)	(2,163,816)
Net Fixed Assets	$173,644	$187,553

Depreciation and amortization expense for the three months ended February 28, 2011 and 2010 was $22,385 and $34.699, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2011	2010

Commissions	$210,535	$259,714
Preferred Stock Dividends	159,082	150,907
Purchases	178,343	196,344
Interest	102,399	102,399
Other accrued expenses	140,018	204,933

	$790,377	$914,297

In March 2000, the Company completed a $7,000,000 private placement. The entire outstanding note balance was converted into common stock in July 2001 pursuant to the automatic conversion provisions of the notes. The interest accrued on the notes required approval by the holder in order to convert to common stock. The accrued interest in the Company’s disclosures relate to the portion of the interest which was not converted. No additional interest accrues on these amounts and none of this interest was repaid during any of the periods presented.

The accrued purchases relate to amounts due for the acquisition of the Company’s inventory.

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are at least twenty-one years of age and have completed twelve months of service.  The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $752,000 at November 30, 2010. Pension expense for the three months ended February 28, 2011 and 2010 was $2,635 and $2,357, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2010.

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

[1] Preferred Stock (continued):

of the Series C Preferred were repurchased and cancelled.  Dividends   aggregating $159,082 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2010.  The Company has accrued these dividends.

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

At February 28, 2011 there are 32,700 shares of Series C Preferred stock issued and outstanding.

Pursuant to exchange agreements dated as of March 14,2011, 9,000 shares of Series C Preferred Stock were returned to the Company for cancellation in exchange for 112,500 shares of common stock.

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

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“Stock Plan”).  The plan provides for the grant of options to officers, employees or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Stock option incentive plan activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Options issued in May 2010	600,000	$0.25
Options issued in February 2011	85,000	$1.15
Options outstanding February 28, 2011	685,000	$0.25

Options exercisable February 28, 2011	--	$--

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 6% (based on stock volatility subsequent to the resumption of trading on the shares through the date of the grant); average risk-free interest rate of 2.31 (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period. During the year ended November 30, 2010, the Company recorded stock based compensation totaling $15,100 as a result of these stock option grants.

The intrinsic value of the exercisable options at November 30, 2010 totaled $0.  At November 30, 2010, the weighted average remaining life of the stock options is 4.2 years.  At November 30, 2010, there was $10,478 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 0.35 years.

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15, the value of the common stock on the date of the grant. These options vest over a three year period and expire in ten years. The fair values of these stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 29% (based on stock volatility subsequent to the resumption of trading on the shares through the date of the grant); average risk-free interest rate of 3.42 (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[5] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the price of the common stock on the date of the issuance. In addition, the directors receive $200 each month for their services on the Board of Directors.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2011	2010
Deferred Tax Assets
Net Operating losses	$5,939,028	$6,150,931
Allowance for Bad debts	7,793	7,793
Inventory	498,220	498,220
Deferred Rent	2,462	985
Depreciation	209,010	183,646

Total deferred tax assets	6,656,513	6,841,575
Valuation allowance	(6,656,513)	(6,841,575)

Deferred Tax Assets	$-	$-

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES(CONTINUED)

The valuation allowance changed by approximately $(654,973) and $(682,000) during the three months ended February 28, 2011 and the year ended November 30, 2010, respectively.

The Company's income tax expense consists of the following:

	Three Months ended
	February 28,
	2011	2010

Current:
Federal	$16,290	$--
States	(9,831)	9,786

	6,459	9,786
Deferred:
Federal	--	--
States	--	--

Provision for income taxes	$6,459	$9,786

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $14,848,000 for federal and state purposes, which expire through 2029. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Three Months Ended
	February 28,
	2011	2010

U.S. Federal income
tax statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
State income taxes	1%	3%
Effective tax rate	1%	3%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2010 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $156,000 for the Fiscal 2010, and increase at the rate of three per cent per annum throughout the lease term.

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

$1,709,901

Net rental expense for the three months ended February 28, 2011 and 2010 were $55,716 and $48,812 respectively, of which $53,657 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2010 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses issued to the two officers totaled $424,022 and $38,000 for the years ended November 30, 2010 and 2009. The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who accounted for 13% and 12% of net sales for the three months ended February 28, 2011 and two customers who accounted for 18% and 11% of net sales for the three months ended February 28, 2010.  The Company had one customer who accounted for 14% of accounts receivable at February 28, 2011. The Company had one customer who accounted for 22% of accounts receivable at November 30, 2010.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K- MAJOR SUPPLIERS

During the three months ended February 28, 2011 and 2010 there was one foreign supplier accounting for 43% and 57% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the three months ended February 28, 2011, the Company purchased 53% from Taiwan, 25% from Hong Kong, 23% from elsewhere in Asia and 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Three Months Ended February 28,
	2011	2010
Canada	$619,959	$321,409
China	861,979	885,742
Other Asian Countries	767,638	159,219
Europe	34,184	23,769
Central America	-	1,656
South America	-	1,180

Revenues are attributed to countries based on location of customer.

NOTE M – LINE OF CREDIT

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At February 28, 2011, the Company was in compliance with the financial covenants.

In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. The balance on the account including interest accrued is $246,354 and $245,883 at February 28, 2011 and November 30, 2010, respectively.

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

Overview

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of our product lines, who resell these products within their customer base.  The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We do not have any binding long-term supply agreements, with our suppliers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to an oral agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the sale.

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible components. Since 2002 this division has grown by 88%. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders. In the past nine years we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers  customize many of of the  products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. Five years ago, we hired a design engineer on our staff that had thirty years experience with these types of products, who works with our suppliers on such designs. We continue to expand the line of products we sell,, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and National distributors to sell these products to local accounts in every state. We do not have contractual authority from our manufactures to modify any of the products that we distribute.

As a result of voluntarily registering our stock on the Form 10, we became obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $125,000 and $150,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

In 2002, the Company opened a Hong Kong office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global presence and service to its customer base.

The electronic components industry is currently experiencing a period of strong demand.  In addition, management believes that manufacturers are not expanding production capacity because they are unsure of how long the period of strong demand will last.  Management believes that demand for the electronic components will be strong through the end of the current calendar year before leveling off at the end of  2011, especially because of the Japan earthquake and tsunami, which has impacted the Japanese suppliers, our competitors, in a negative way they are challenged to deliver goods temporarily.

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

At February 28, 2011, the Company is party to six distribution agreements, of which four were entered into 2009, and none in the past year.  Some of these agreements allow for the return of up to 10% of certain product sales for the previous six month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $385,400 and $477,600 for the three months ended February 28, 2011 and 2010, respectively.

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as  changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion  (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $24,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products.  The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Comparison of three months ended February 28, 2011 and 2010

Consolidated net sales for the three months ended February 28, 2011 increased by $1,108,693 or 25%, to $5,493,124 as compared to net sales of $4,384,431 for the three months ended February 28, 2010.  We attribute the increase to additional business with existing customers. The electronic components industry is currently experiencing a high demand in products and the Company is benefiting from that with an increase in volume.

Our gross profit for the three months ended February 28, 2011 increased by $384,856, or 30%, as compared to the three months ended February 28, 2010.  Gross margin as a percentage of net sales increased to 30.7% for the three months ended February 28, 2011 compared to 29.7% for the three months ended February 28, 2010. We attribute the increase to new more profitable business and cutting costs, including an increase in the amount of purchase rebates earned from certain vendors. These purchase rebates result from rebates earned based on the amount of inventory purchased from suppliers.

Selling and shipping expenses for the three months ended February 28, 2011 was $424,544, an increase of $63,018, or 17%, as compared to $361,526 for the three months ended February 28, 2010.The increase is directly related to the increase in sales for the Company. Specifically the  increase is due to additional sales commissions, selling expenses, such as travel and freight out expense.

General and administrative expenses for the three months ended February 28, 2011 was $656,809, an  increase of $127,680, or 24%, as compared to $529,129 for the three months ended February 28, 2010. The increase is due  to increased costs associated with the Company becoming a reporting company with the SEC.

Investment income for the three months ended February 28, 2011 was $663, compared to $1,261 for the three months ended February 28, 2010. We attribute the decrease of $598, or 47%, to lower interest rates in our money market accounts in 2011.

Interest expense for the three months ended February 28, 2011 was $23,895, compared to $31,551 for the three months ended February 28, 2010. The decrease of $7,656 or 24% is attributed to the decrease in borrowing from our lender.

Income taxes for the three months ended February 28, 2011 were $6,459, compared to $9,786 for the three months ended February 28, 2010. The difference is a result of state income taxes.

As a result of the foregoing, net income for the three months ended February 28, 2011 was $552,859, compared to the net income of $336,002 for the three months ended February 28, 2010.

Liquidity and Capital Resources

As of February 28, 2011 we had cash of $1,167,231, and working capital of $4,808,617. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 28, 2011, we had net cash flow from operating activities of $291,483, as compared to net cash from operating activities of $134,243 for the three months ended February 28, 2010. The increase in cash flow from operating activities resulted from increase in the 2011 profit, decrease in accounts receivable and inventory offset by decrease in accounts payable. As a result of the significant investment  in the prior year in additional inventory, the Company was able to increase their sales. The Company adjusts its inventory levels based upon the industry outlook and near term expectations of demand for the Company’s products.

We had net cash used in investing activities of $(7,583) for the three months ended February 28, 2011, as compared to net cash used in investing activities of $(3,284) for the three months ended February 28, 2010.  This increase  was the result of the Company purchasing additional computer hardware in 2011.

We had net cash from financing activities of $0 for the three months ended February 28, 2011, as compared to net cash used in financing activities of $(40,595) for the three months ended February 28, 2010.   The decrease was the result of the decrease in borrowings from our lender.

As a result of the foregoing, the Company had a net increase in cash of $283,900 for the three months ended February 28, 2011, as compared to a net increase in cash of $90,364 for the three months ended February 28, 2010.

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At February 28, 2011, the Company was in compliance with the financial covenants.

Long-term debt, operating leases and other long-term obligations as of November 30, 2010 mature as follows:

Payments due

	0 – 12	13 – 36	37 – 60	More than
Obligations	Total	Months	Months	60 Months

Long-term debt	$--	$--	$--	$--
Operating leases	176,310	332,059	335,074	866,457
Employment agreements	300,000	--	--	--

Total obligations	$476,310	$332,059	$335,074	$866,457

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s Chief Executive Officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2011 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During our fiscal quarter ended February 28, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 25, 2011, the Company issued options to purchase an aggregate of 85,000 shares of common stock at an exercise price of $1.15 to non-executive employees. The options vest over a three-year period.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

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

SURGE COMPONENTS, INC.

Date: April 14, 2011	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)