Form 10-Q
period 2011-05-31
SURGE COMPONENTS INC
filed 2011-07-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 1, 2011 there were 9,035,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2011	2010
ASSETS
Current assets:
Cash
Restricted cash	$1,705,732	$883,331
Accounts receivable - net of allowance for	246,811	245,883
doubtful accounts of $20,968 and $19,513	3,692,657	4,117,049
Inventory, net	2,629,724	2,791,326
Prepaid expenses and income taxes	81,102	64,841
Total current assets	8,356,026	8,102,430
Fixed assets – net of accumulated depreciation and amortization of $2,206,800 and $2,163,816	152,152	187,553
Other assets	1,643	1,643
Total assets	$8,509,821	$8,291,626

See notes to financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loan payable	$-	$-
Accounts payable	2,152,676	2,632,996
Accrued expenses and taxes	594,966	717,953
Accrued Salaries	411,986	508,713

Total current liabilities	3,159,628	3,859,662

Deferred rent	9,864	2,466

Total liabilities	3,169,492	3,862,128

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock,
5,000,000 shares authorized:
Series A – 260,000 shares authorized,
none outstanding.
Series B – 200,000 shares authorized,
none outstanding, non-voting, convertible,
redeemable.
Series C – 100,000 shares authorized,
23,700 and 32,700 shares issued and outstanding,
redeemable, convertible, and a
liquidation preference of $5 per share	24	33
Common stock - $.001 par value stock,
75,000,000 shares authorized,
9,035,012 and 8,922,512 shares issued and
outstanding	9,035	8,922
Additional paid-in capital	22,983,762	22,911,827
Accumulated deficit	(17,652,492)	(18,491,284)

Total shareholders' equity	5,340,329	4,429,498

Total liabilities and shareholders' equity	$8,509,821	$8,291,626

See notes to financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
Net sales	$11,017,157	$9,553,204	$5,524,033	$5,168,773

Cost of goods sold	7,627,817	6,706,108	3,820,981	3,623,109

Gross profit	3,389,340	2,847,096	1,703,052	1,545,664

Operating expenses:
Selling and shipping expenses	841,978	797,656	417,434	436,130
General and administrative expenses	1,543,266	1,201,731	886,457	672,602
Depreciation and amortization	44,473	67,770	22,088	33,071

Total operating expenses	2,429,717	2,067,157	1,325,979	1,141,803

Income before other income (expense) and income taxes	959,623	779,939	377,073	403,861

Other income(expense):

Interest expense	(45,510)	(60,150)	(21,615)	(28,599)

Investment income	1,301	2,446	638	1,185

Other income(expense)	(44,209)	(57,704)	(20,977)	(27,414)

Income before income taxes	915,414	722,235	356,096	376,447

Income taxes	68,447	9,868	61,988	82

Net Income	846,967	712,367	294,108	376,365
Dividends on preferred stock	8,175	8,175	-	-

Net income available to common shareholders	$838,792	$704,192	$294,108	$376,365

Net income per share available to common shareholders:

Basic	$.09	$.08	$.03	$.04
Diluted	$.09	$.07	$.03	$.04

Weighted Shares Outstanding:
Basic	8,970,726	8,881,105	9,017,892	8,887,555
Diluted	9,486,816	9,505,675	9,533,983	9,512,125

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	May 31,	May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$846,967	$712,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,473	67,770
Stock compensation expense	72,039	8,640

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	424,392	(870,106)
Inventory	161,602	(198,497)
Prepaid expenses and taxes	(18,678)	(3,530)
Accounts payable	(480,320)	392,774
Accrued expenses	(220,491)	31,086

NET CASH FLOWS FROM OPERATING ACTIVITIES	829,984	140,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(7,583)	(4,866)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(7,583)	(4,866)

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(CONTINUED)

	Six Months ended
	May 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings from loan payable	-	211,734
Net borrowings from note payable	-	(1,304)

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	210,430

NET CHANGE IN CASH	822,401	346,068

CASH AT BEGINNING OF YEAR	883,331	1,140,338

CASH AT END OF YEAR	$1,705,732	$1,486,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$141,541	$9,868

Interest paid	$45,510	$60,150

NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on preferred stock	$8,175	$8,175

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION, DESCRIPTION OF COMPANY'S BUSINESS AND BASIS OF PRESENTATION

Surge Components, Inc. (“Surge”) was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and discrete semi-conductors selling to customers located principally throughout North America. On June 24, 1988, Surge formed Challenge/Surge Inc., (“Challenge”) a wholly-owned subsidiary to engage in the sale of electronic component products and sounding devices from established brand manufacturers to customers located principally throughout North America.

In May 2002, Surge and an officer of Surge founded and became sole owners of Surge Components, Limited (“Surge Limited”), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. Surge Limited started doing business in July 2002. Surge Limited operations have been consolidated with the Company.  Surge Limited is responsible for the sale of Surge’s products to the customers located in Asia.

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

(1) Principles of Consolidation (Continued):

The accompanying interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission.

The results and trends on these interim consolidated financial statements for the six and three months ended May 31, 2011 and 2010 may not be representative of those for the full fiscal year or any future periods.

(2) Accounts Receivable:

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Based on the Company’s operating history and customer base, bad debts to date have not been material.

(3) Revenue Recognition:

Revenue is recognized for products sold by the Company when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company's warehouse.

 For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has no written arrangements with its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,693,000 and $1,646,000 for the six months ended May 31, 2011 and 2010 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $199,562 and $197,332 for the six months ended May 31, 2011 and 2010, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,492,000 and $2,285,000 for the six months ended May 31, 2011 and 2010, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31 2011 approximated $859,000. The Company, at May 31, 2011, has a reserve against slow moving and obsolete inventory of $887,953. From time to time the Company’s products are subject to legislation from various authorities on environmental matters. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

(5) Depreciation and Amortization:

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At May 31, 2011 and November 30, 2010, the Company's uninsured cash balances totaled approximately $631,000 and $690,000, respectively.

(7) Income Taxes:

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six month periods ended May 31, 2011 and 2010.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(8) Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(9) Use of Estimates:

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

(10) Marketing and promotional costs:

Marketing and promotional costs are expensed as incurred and have not been material to date. The Company has contractual arrangements with several of its distributors which provide for cooperative advertising rights to the distributor as a percentage of sales . Cooperative advertising is reflected as a reduction in revenues and has not been material to date.

(11) Fair Value of Financial Instruments:

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $8,276 and $5,919 for the six months ended May 31, 2011and 2010, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2011 and 2010 totaled 405,910 and 355,430, respectively.

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

(15) Recent Accounting Standards:

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s results of operations or financial position.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	May 31	November 30,
	2011	2010

Furniture and Fixtures	$350,563	$349,930
Leasehold Improvements	903,864	898,942
Computer Equipment	1,104,525	1,102,497
Less-Accumulated Depreciation	(2,206,800)	(2,163,816)
Net Fixed Assets	$152,152	$187,553

Depreciation and amortization expense for the six months ended May 31, 2011 and 2010 was $44,473 and $67,770, respectively.

NOTE D -  ACCRUED EXPENSES
Accrued expenses consist of the following:

	May 31,	November 30,
	2 0 11	2010

Commissions	$200,568	$259,714
Preferred Stock Dividends	159,082	150,907
Interest	102,399	102,399
Other accrued expenses	132,917	204,933

	$594,966	$717,953

In March 2000, the Company completed a $7,000,000 private placement.  The entire note balance was converted into common stock in July 2001 pursuant to the automatic conversion provisions of the notes.  The interest accrued on the notes required approval by the holder in order to convert to common stock.  The accrued interest in the Company’s disclosures relate to the portion of the interest which was not converted.  No additional interest accrues on these amounts and none of this interest was repaid during any of the periods presented.

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $752,000 at November 30, 2010. Pension expense for the six months ended May 31, 2011 and 2010 was $2,757 and $3,662, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of May 31, 2011.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). No shares of Series B Preferred Stock are currently issued or outstanding.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $159,082 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2010.  The Company has accrued these dividends.  The June 30, 2011 dividend of $5,925 has not been declared or paid.

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

Pursuant to exchange agreements dated as of March 14, 2011, 9,000 shares of Series C Preferred Stock were returned to the Company for cancellation in exchange for 112,500 shares of common stock.

At May 31, 2011 there are 23,700 shares of Series C Preferred stock issued and outstanding.

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

Stock option incentive plan activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Options issued in May 2010	600,000	$0.25

Options issued in February 2011	85,000	$1.15

Options outstanding May 31, 2011	685,000	$0.36

Options exercisable May 31, 2011	600,000	$0.25

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 2.31% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period for a year. The weighted average grant date fair value of the stock options granted during the six months ended May 31, 2011 was $0.82 per share. During the six months ended May 31, 2011, the Company recorded stock based compensation totaling $66,228 as a result of these stock option grants.

The intrinsic value of the exercisable options at May 31, 2011 totaled $318,000.  At May 31, 2011, the weighted average remaining life of the stock options is 4.71 years.  At May 31, 2011, there was $63,916 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 2.75 years.

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15, the value of the common stock on the date of the grant.  These options vest over a three year period and expire in ten years.  The fair values of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 3.42 (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period. During the six months ended May 31, 2011, the Company recorded stock based compensation totaling $5,811 as a result of  these stock option grants.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[5] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, closing price of the common stock on the pink sheets. In addition, the directors receive $200 each month for their services on the Board of Directors. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25.  (See Note F[3] for disclosure on the valuation and terms of these options.).

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2011	2010
Deferred Tax Assets
Net Operating income	$5,981,560	$6,150,931
Allowance for Bad debts	8,375	7,793
Inventory	378,154	498,220
Deferred Rent	3,940	985
Depreciation	203,583	183,646

Total deferred tax assets	6,575,612	6,841,575
Valuation allowance	(6,575,612)	(6,841,575)

Deferred Tax Assets	$-	$-

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES(CONTINUED)

The valuation allowance decreased by approximately $266,000 and $682,000 during the six months ended May 31, 2011 and the year ended November 30, 2010, respectively.

The Company's income tax expense consists of the following:

	Six Months ended
	May 31,
	2011	2010

Current:
Federal	$28,790	$--
States	39,657	9,868

	68,447	9,868
Deferred:
Federal	--	--
States	--	--

Provision for income taxes	$68,447	$9,868

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $14,976,000 for federal and state purposes, which expire through 2031. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Six Months Ended
	May 31,
	2011	2010
U.S. Federal income
tax statutory rate	34%	34%
Valuation allowance	(38)%	(35)%
State income taxes	5%	2%
Effective tax rate	1%	1%

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

$1,709,901

Net rental expense for the six months ended May 31, 2011 and 2010 were $126,229 and $97,625 respectively, of which $107,315 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2010 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers for the six months ended May 31, 2011 totaling $200,000.  This is based on an executive compensation plan put into place in 2011.  The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who accounted for 10% and 13% of net sales for the six months ended May 31, 2011 and two customers who accounted for 17% and 11% of net sales for the six months ended May 31, 2010.  The Company had one customer who accounted for 13% and 22% of accounts receivable at May 31, 2011 and November 30, 2010, respectively.

NOTE K- MAJOR SUPPLIERS

During the six months ended May 31, 2011 and 2010 there was one foreign supplier accounting for 41% and 58% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the six months ended May 31, 2011, the Company purchased 50% from Taiwan, 26% from Hong Kong, 20% from elsewhere in Asia and 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Six Months Ended May 31,
	2011	2010
Canada	1,337,341	728,844
China	1,998,692	1,959,783
Other Asian Countries	1,424,348	646,303
Europe	65,741	56,948

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At May 31, 2011, the Company was in compliance with the financial covenants.

In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. The balance on the account including interest accrued is $246,811 and $245,883 at May 31, 2011 and November 30, 2010, respectively.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.

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

 In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors" in the Form 10-K for November 30, 2010. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this registration statement. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

Overview

The Surge product division is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell  are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of our product lines, who resell these products within their customer base.  The products that we sell  are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We do not have any binding long-term supply agreements, with our suppliers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to an oral agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the sale.

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible sounding components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also sourced other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers then we added battery snaps, and coin cell holders. In the past nine years we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also customize many of our products for many customers through their own designs and those that we redesign for them at our factories. Five years ago, we hired a design engineer on our staff that had thirty years experience with these types of products. We continue to expand our product line, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of our products. We also are working with local, regional, and National distributors to sell these products to customers throughout North America.

As a result of voluntarily registering our stock, we became obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $150,000 and $200,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

In 2002, Surge opened a Hong Kong sales office and warehouse and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global presence and service to its customer base.

The electronic components industry is currently experiencing a period of strong demand.  In addition, management believes that manufacturers are not expanding production capacity because they are unsure of how long the period of strong demand will last.  Management believes that demand for the electronic components will be strong through the end of the current calendar year.

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

At May 31, 2011, the Company is party to several distribution agreements. Some of these agreements allow for the return of up to 10% of certain product sales for the previous six month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,492,000 and $2,285,000 for the six months ended May 31, 2011 and 2010, respectively.

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion  (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $26,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products.  The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Comparison of six and three months ended May 31, 2011 and 2010

Consolidated net sales for the six months ended May 31, 2011 increased by $1,463,953 or 15%, to $11,017,157 as compared to net sales of $9,553,204 for the six months ended May 31, 2010.  Consolidated net sales for the three months ended May 31, 2011 increased by $355,260 or 7%, to $5,524,033 as compared to net sales of $5,168,773 for the three months ended May 31, 2010.   We attribute some of the increase to expanded business relationships with existing customers. The electronic components industry is currently experiencing a high demand in products and the Company is benefiting from that with an increase in volume. The Company also attributes the increase in sales to growth with its franchised distributors as well as overall growth in the Asian market for its subsidiary Surge Limited which began in the second half of 2010.

Our gross profit for the six months ended May 31, 2011 increased by $542,244, or 19%, as compared to the six months ended May 31, 2010.  Gross margin as a percentage of net sales increased to 30.8% for the six months ended May 31, 2011 compared to 29.8% for the six months ended May 31, 2010. Our gross profit for the three months ended May 31, 2011 increased by $157,388 or 10%, as compared to the three months ended May 31, 2010.  Gross margin as a percentage of net sales increased to 30.8% for the three months ended May 31, 2011 compared to 29.9% for the three months ended May 31, 2010.  We attribute the increase to attaining business with new customers, to increasing some of our prices to some customers causing more profitable business, and an increase in direct shipments which has lowered our freight in costs.

Selling and shipping expenses for the six months ended May 31, 2011 was $841,978, an increase of $44,322, or 6%, as compared to $797,656 for the six months ended May 31, 2010.  The increase is directly related to the increase in sales for the Company. Specifically the increase is due to additional sales commissions, selling expenses, such as travel and freight out expense. Selling and shipping expenses for the three months ended May 31, 2011 was $417,434, a decrease of $18,696, or 4%, as compared to $436,130 for the three months ended May 31, 2010. The decrease is primarily a result of decrease in travel and entertainment costs for the quarter.

General and administrative expenses for the six months ended May 31, 2011 was $1,543,266, an increase of $341,535, or 28.4%, as compared to $1,201,731 for the six months ended May 31, 2010.  General and administrative expenses for the three months ended May 31, 2011 was $886,457, an increase of $213,855, or 32%, as compared to $672,602 for the three months ended May 31, 2010. The increase is due to increased professional fees associated with the Company becoming a reporting company with the SEC and additional compensation approved by the Board for the officers of the Company. The Company has accrued $200,000 towards officer bonus compensation during the six months ended May 31, 2011, pursuant to an executive compensation plan, as compared to no accrual for the six months ended May 31, 2010.  The bonus compensation for Fiscal 2010 was determined during the fourth quarter upon implementation of an executive compensation plan executed at the end of February 2011.

Investment income for the six months ended May 31, 2011 was $1,301, compared to $2,446 for the six months ended May 31, 2010. Investment income for the three months ended May 31, 2011 was $638, compared to $1,185 for the three months ended May 31, 2010.  We attribute the decrease of $1,145, or 47%, for the six months ended May 31, 2011 and the decrease of $547, or 46% for the three months ended May 31, 2011 to lower interest rates in our money market accounts in 2011.

Interest expense for the six months ended May 31, 2011 was $45,510, compared to $60,150 for the six months ended May 31, 2010. Interest expense for the three months ended May 31, 2011 was $21,615, compared to $28,599 for the three months ended May 31, 2010.   The decrease of $14,640 or 24% for the six months ended May 31, 2011 and the decrease of $6,984, or 24% for the three months ended May 31, 2011 is attributed to the decrease in borrowing from our lender. Fees relating to the line of credit are reflected as part of interest expense.

Income taxes for the six months ended May 31, 2011 were $68,447, compared to $9,868 for the six months ended May 31, 2010. Income taxes for the three months ended May 31, 2011 were $61,988, compared to $82 for the three months ended May 31, 2010. The increase for each period is due to the federal taxes due as a result of the limitation of the Company’s net operating losses in the calculation of alternative minimum taxes.

As a result of the foregoing, net income for the six months ended May 31, 2011 was $846,967, or $.09 per share, compared to the net income of $712,367 for the six months ended May 31, 2010 or $.08 per share.  As a result of the foregoing, net income for the three months ended May 31, 2011 was $294,108, compared to the net income of $376,365 for the three months ended May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2011 we had cash of $1,705,732, and working capital of $5,196,398. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2011, we had net cash flow from operating activities of $829,984, as compared to net cash from operating activities of $140,504 for the six months ended May 31, 2010. The increase in cash flow from operating activities resulted from increase in the 2011 profit, decrease in accounts receivable and inventory offset by a decrease in accounts payable and accrued expenses. The Company adjusts its inventory levels based upon the industry outlook and near term expectations of demand for the Company’s products.

We had net cash used in investing activities of $7,583 for the six months ended May 31, 2011, as compared to net cash used in investing activities of $4,866 for the six months ended May 31, 2011.  This increase was the result of the Company purchasing additional computer hardware in 2011.

We had net cash from financing activities of $0 for the six months ended May 31, 2011, as compared to net cash used in financing activities of $210,430 for the six months ended May 31, 2010.   The decrease was the result of the decrease in borrowings from our lender in 2011.

As a result of the foregoing, the Company had a net increase in cash of $822,401 for the six months ended May 31, 2011, as compared to a net increase in cash of $346,068 for the six months ended May 31, 2010.

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company is required to make monthly interest only payments. The Company may repay all or a portion of the line of credit at any time. In addition, the Company is obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line is collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth. At May 31, 2011, the Company was in compliance with the financial covenants.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.

Long-term debt, operating leases and other long-term obligations as of May 31, 2011 mature as follows:

Payments due

	0 – 12	13 – 36	37 – 60	More than
Obligations	Total	Months	Months	60 Months

Long-term debt	$--	$--	$--	$--
Operating leases	176,310	332,059	335,074	773,365
Employment agreements	75,000	--	--	--

Total obligations	$251,310	$332,059	$335,074	$773,365

Inflation

In the past two fiscal years, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results. In addition, the interest on the Company's line of credit is based upon the libor rate. Any significant increase in the libor rate could significantly impact our future operating results.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, (as defined in Exchange Act Rule 13a-15(e)), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2011 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During our fiscal quarter ended May 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

SURGE COMPONENTS, INC.

Date: July 14, 2011	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)