Form 10-Q
period 2011-08-31
SURGE COMPONENTS INC
filed 2011-10-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2011

COMMISSION FILE NUMBER 000-27688

SURGE COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-2602030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 East Jefryn Blvd., Deer Park, New York	11729
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (631) 595-1818

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 4, 2011 there were 9,035,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	August 31,	November 30,
Current assets:	2011	2010
Cash	$1,663,742	$883,331
Restricted cash	--	245,883
Accounts receivable - net of allowance for doubtful accounts of $20,968 and $19,513	4,399,609	4,117,049
Inventory, net	3,391,004	2,791,326
Prepaid expenses and income taxes	83,387	64,841

Total current assets	9,537,742	8,102,430

Fixed assets – net of accumulated depreciation and amortization of $2,046,738 and $2,163,816	135,828	187,553

Other assets	6,701	1,643

Total assets	$9,680,271	$8,291,626

See notes to financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loan payable	$-	$-
Accounts payable	2,609,875	2,632,996
Accrued expenses and taxes	642,033	717,953
Accrued salaries	394,489	508,713

Total current liabilities	3,646,397	3,859,662

Deferred rent	13,563	2,466

Total liabilities	3,659,960	3,862,128

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding.
Series B – 200,000 shares authorized,
none outstanding, non-voting, convertible, redeemable.
Series C – 100,000 shares authorized,
23,700 and 32,700 shares issued and outstanding,
redeemable, convertible, and a
liquidation preference of $5 per share	24	33
Common stock - $.001 par value stock,
75,000,000 shares authorized,
9,035,012 and 8,922,512 shares issued and
outstanding	9,035	8,922
Additional paid-in capital	22,989,573	22,911,827
Accumulated deficit	(16,978,321)	(18,491,284)

Total shareholders' equity	6,020,311	4,429,498

Total liabilities and shareholders' equity	$9,680,271	$8,291,626

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended		Three Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net sales	$17,336,082	$15,620,352	$6,318,925	$6,067,148

Cost of goods sold	11,989,346	10,958,792	4,361,529	4,252,684

Gross profit	5,346,736	4,661,560	1,957,396	1,814,464

Operating expenses:
Selling and shipping expenses	1,327,022	1,248,187	485,044	450,531
General and administrative expenses	2,306,862	1,836,010	763,596	634,279
Depreciation and amortization	66,877	105,180	22,404	37,410

Total operating expenses	3,700,761	3,189,377	1,271,044	1,122,220

Income before other income (expense)
and income taxes	1,645,975	1,472,183	686,352	692,244

Other income (expense):
Interest expense	(46,340)	(90,270)	(830)	(30,120)
Investment income	1,693	3,522	392	1,076

Other income (expense)	(44,647)	(86,748)	(438)	(29,044)

Income before income taxes	1,601,328	1,385,435	685,914	663,200

Income taxes	74,265	9,137	5,818	(731)

Net Income	1,527,063	1,376,298	680,096	663,931
Dividends on preferred stock	14,100	16,350	5,925	8,175

Net income available to common shareholders	$1,512,963	$1,359,948	$674,171	$655,756

Net income per share available to common shareholders:

Basic	$.17	$.15	$.07	$.07
Diluted	$.16	$.15	$.07	$.07

Weighted Shares Outstanding:
Basic	8,992,311	8,895,008	9,035,012	8,922,512
Diluted	9,536,004	9,222,008	9,578,705	9,249,512

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,527,063	$1,376,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,877	105,180
Stock compensation expense	77,850	23,740

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(282,560)	(1,419,287)
Inventory	(599,678)	(758,871)
Prepaid expenses and taxes	(18,546)	(8,673)
Other Assets	239,336	(72)
Accounts payable	173,223	1,132,832
Deferred Rent	11,097	(20,714)
Accrued expenses	(400,588)	69,926

NET CASH FLOWS FROM OPERATING ACTIVITIES	794,074	500,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(13,663)	(10,177)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(13,663)	(10,177)

See notes to financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(CONTINUED)

	Nine Months ended
	August 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from loan payable	-	(766,468)
Net borrowings from note payable	-	(1,304)

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	(767,772)

NET CHANGE IN CASH	780,411	(277,590)

CASH AT BEGINNING OF YEAR	883,331	1,140,338

CASH AT END OF YEAR	$1,663,742	$862,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$74,265	$9,137

Interest paid	$46,340	$90,270

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$14,100	$16,350

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

The results and trends on these interim consolidated financial statements for the nine and three months ended August 31, 2011 and 2010 may not be representative of those for the full fiscal year or any future periods.

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

 For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has no written arrangements with its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,885,000 and $2,858,000 for the nine months ended August 31, 2011 and 2010 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $257,482 and $144,560 for the nine months ended August 31, 2011 and 2010, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $3,435,000 and $2,974,000 for the nine months ended August 31, 2011 and 2010, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31 2011 approximated $1,056,000. The Company, at August 31, 2011, has a reserve against slow moving and obsolete inventory of $887,953. From time to time the Company’s products are subject to legislation from various authorities on environmental matters. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At August 31, 2011 and November 30, 2010, the Company's uninsured cash balances totaled approximately $878,000 and $690,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine month periods ended August 31, 2011 and 2010.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $9,778 and $12,293 for the nine months ended August 31, 2011 and 2010, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2011 and 2010 totaled 378,307 and 600,000, respectively.

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

(15) Recent Accounting Standards:

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial position, results of operations or cash flows.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2011	2010

Furniture and Fixtures	$350,563	$349,930
Leasehold Improvements	906,449	898,942
Computer Equipment	925,554	1,102,497
Less-Accumulated Depreciation	(2,046,738)	(2,163,816)
Net Fixed Assets	$135,828	$187,553

Depreciation and amortization expense for the nine months ended August 31, 2011 and 2010 was $66,877 and $105,180, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2 0 11	2010

Commissions	$234,428	$259,714
Preferred Stock Dividends	165,007	150,907
Interest	102,399	102,399
Other accrued expenses	140,199	204,933

	$642,033	$717,953

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $752,000 at November 30, 2010. Pension expense for the nine months ended August 31, 2011 and 2010 was $4,033 and $5,420, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of August 31, 2011.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). No shares of Series B Preferred Stock are currently issued or outstanding.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $165,007 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2011.  The Company has accrued these dividends.

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

At August 31, 2011 there are 23,700 shares of Series C Preferred stock issued and outstanding.

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

Stock option incentive plan activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Options issued in May 2010	600,000	$0.25
Options issued in February 2011	85,000	$1.15
Options outstanding August 31, 2011	685,000	$0.36
Options exercisable August 31, 2011	600,000	$0.25

Stock Compensation

The fair values of stock options are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions during 2010: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 2.31% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period for a year. The weighted average grant date fair value of the stock options granted during the nine months ended August 31, 2010 was $0.14.  During the nine months ended August 31, 2011, the Company recorded stock based compensation totaling $66,228 as a result of these stock option grants.

The intrinsic value of the exercisable options at August 31, 2011 totaled $336,000.  At August 31, 2011, the weighted average remaining life of the stock options is 4.46 years.  At August 31, 2011, there was $58,105 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.38 years.

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15, the value of the common stock on the date of the grant.  These options vest over a three year period and expire in ten years.  The fair values of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 3.42 (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period. The weighted average grant date fair value of the stock options granted during the nine months ended August 31, 2011 was $0.82.  During the nine months ended August 31, 2011, the Company recorded stock based compensation totaling $11,622  as a result of these stock option grants.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2011	2010
Deferred Tax Assets
Net operating income	$5,436,471	$6,150,931
Allowance for bad debts	8,375	7,793
Inventory	419,946	498,220
Deferred Rent	5,409	985
Depreciation	198,436	183,646

Total deferred tax assets	6,068,637	6,841,575
Valuation allowance	(6,068,637)	(6,841,575)

Deferred Tax Assets	$-	$-

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES(CONTINUED)

The valuation allowance decreased by approximately $773,000 and $682,000 during the nine months ended August 31, 2011 and the year ended November 30, 2010, respectively.

The Company's income tax expense consists of the following:

	Nine Months ended
	August 31,
	2011	2010

Current:
Federal	$38,790	$--
States	35,475	9,137

	74,265	9,137
Deferred:
Federal	--	--
States	--	--

Provision for income taxes	$74,265	$9,137

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,612,000 for federal and state purposes, which expire through 2031. The utilization of this operating loss carryforward may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months Ended
	August 31,
	2011	2010

U.S. Federal income
tax statutory rate	34%	34%
Valuation allowance	(34)%	(35)%
State income taxes	5%	2%
Effective tax rate	5%	1%

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

$1,709,901

Net rental expense for the nine months ended August 31, 2011 and 2010 were $184,763 and $151,969 respectively, of which $160,973 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2012 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers for the nine months ended August 31, 2011 totaling $300,000.  This is based on an executive compensation plan put into place in 2011.  The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who accounted for 10% and 12% of net sales for the nine months ended August 31, 2011 and two customers who accounted for 13% and 11% of net sales for the nine months ended August 31, 2010.  The Company had one customer who accounted for 18% and 22% of accounts receivable at August, 31, 2011 and November 30, 2010, respectively.

NOTE K- MAJOR SUPPLIERS

During the nine months ended August 31, 2011 and 2010 there was one foreign supplier accounting for 44% and 53% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the nine months ended August 31, 2011, the Company purchased 47% from Taiwan, 18% from Hong Kong, 26% from elsewhere in Asia and 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Nine Months Ended August 31,
	2011	2010
Canada	2,240,202	1,132,706
China	3,160,164	1,749,886
Other Asian Countries	1,688,897	2,815,930
Europe	106,779	76,071
Central America	-	4,308

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

In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. The balance on the account including interest accrued was $245,883 at November 30, 2010.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.  At August 31, 2011, the Company was in compliance with the financial covenants.

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

At August 31, 2011, the Company is party to several distribution agreements. Some of these agreements allow for the return of up to 10% of certain product sales for the previous six month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $3,435,000 and $2,974,000 for the nine months ended August 31, 2011 and 2010, respectively.

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion  (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $34,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products.  The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Comparison of nine and three months ended August 31, 2011 and 2010

Consolidated net sales for the nine months ended August 31, 2011 increased by $1,715,730 or 11%, to $17,336,082 as compared to net sales of $15,620,352 for the nine months ended August 31, 2010.  Consolidated net sales for the three months ended August 31, 2011 increased by $251,777 or 4%, to $6,318,925 as compared to net sales of $6,067,148 for the three months ended August 31, 2010.   We attribute the increase to expanded business relationships with existing customers, as well as the attainment of business with new customers. The electronic components industry is currently experiencing a high demand in products and the Company is benefiting from that with an increase in volume. The Company also attributes the increase in sales to growth with its franchised distributors.

Our gross profit for the nine months ended August 31, 2011 increased by $685,176, or 15%, as compared to nine months ended August 31, 2010.  Gross margin as a percentage of net sales increased to 30.8% for the nine months ended August 31, 2011 compared to 29.8% for nine months ended August 31, 2010. Our gross profit for the three months ended August 31, 2011 increased by $142,932 or 8%, as compared to the three months ended August 31, 2010.  Gross margin as a percentage of net sales increased to 31% for the three months ended August 31, 2011 compared to 29.9% for the three months ended August 31, 2010.  We attribute the increase to attaining business with new customers with higher profit margins and increasing direct shipments, which has lowered our freight in costs.

Selling and shipping expenses for the nine months ended August 31, 2011 was $1,327,022, an increase of $78,835, or 6%, as compared to $1,248,187 for the nine months ended August 31, 2010.  The increase is directly related to the commissions due on the increased sales for the Company. Selling and shipping expenses for the three months ended August 31, 2011 was $485,044, an increase of $34,513, or 8%, as compared to $450,531 for the three months ended August 31, 2010. Specifically the increase is due to additional sales commissions and freight out expense.

General and administrative expenses for the nine months ended August 31, 2011 was $2,306,862, an increase of $470,852, or 25.6%, as compared to $1,836,010 for the nine months ended August 31, 2010.  General and administrative expenses for the three months ended August 31, 2011 was $763,596, an increase of $129,317, or 20.4%, as compared to $634,279 for the three months ended August 31, 2010. The increase is due to increased professional fees associated with the Company becoming a reporting company with the SEC and additional compensation approved by the Board for the officers of the Company. The Company has accrued $300,000 towards officer bonus compensation during the nine months ended August 31, 2011, pursuant to an executive compensation plan, as compared to no accrual for the nine months ended August 31, 2010.  The bonus compensation for Fiscal 2010 was determined during the fourth quarter upon implementation of an executive compensation plan executed at the end of February 2011.

Investment income for the nine months ended August 31, 2011 was $1,693, compared to $3,522 for the nine months ended August 31, 2010. Investment income for the three months ended August 31, 2011 was $392, compared to $1,076 for the three months ended August 31, 2010.  We attribute the decrease of $1,829, or 52%, for the nine months ended August 31, 2011 and the decrease of $684, or 64% for the three months ended August 31, 2011 to lower interest rates in our money market accounts in 2011.

Interest expense for the nine months ended August 31, 2011 was $46,340, compared to $90,270 for the nine months ended August 31, 2010. Interest expense for the three months ended August 31, 2011 was $830, compared to $30,120 for the three months ended August 31, 2010.   The decrease of $43,930 or 49% for the nine months ended August 31, 2010 and the decrease of $29,290, or 97% for the three months ended August 31, 2011 is attributed to the decrease in borrowing from our lender. Fees relating to the line of credit are reflected as part of interest expense.

Income taxes for the nine months ended August 31, 2011 were $74,265, compared to $9,137 for the nine months ended August 31, 2010. Income taxes for the three months ended August 31, 2011 were $5,818, compared to $(731) for the three months ended August 31, 2010. The increase for each period is due to the federal taxes due as a result of the limitation of the Company’s net operating losses in the calculation of alternative minimum taxes.

As a result of the foregoing, net income for the nine months ended August 31, 2011 was $1,527,063, or $.17 per share, compared to the net income of $1,376,298 for the nine months ended August 31, 2010 or $.15 per share.  As a result of the foregoing, net income for the three months ended August 31, 2011 was $680,096, compared to the net income of $663,931 for the three months ended August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2011 we had cash of $1,663,742, and working capital of $5,891,345. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2011, we had net cash flow from operating activities of $794,074, as compared to net cash from operating activities of $500,359 for the nine months ended August 31, 2010. The increase in cash flow from operating activities resulted from increase in the 2011 profit, an increase in accounts payable and a decrease in other assets offset by increase in accounts receivable and inventory and a decrease in accrued expenses. The Company adjusts its inventory levels based upon the industry outlook and near term expectations of demand for the Company’s products.

We had net cash used in investing activities of $13,663 for the nine months ended August 31, 2011, as compared to net cash used in investing activities of $10,177 for the nine months ended August 31, 2010.  This increase was the result of the Company purchasing additional computer hardware in 2011.

We had net cash from financing activities of $0 for the nine months ended August 31, 2011, as compared to net cash used in financing activities of $767,772 for the nine months ended August 31, 2010.   The decrease in net cash used in financing activities was the result of the decrease in borrowings from our lender in 2011.

As a result of the foregoing, the Company had a net increase in cash of $780,411 for the nine months ended August 31, 2011, as compared to a net decrease in cash of $277,590 for the nine months ended August 31, 2010.

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

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants. At August 31, 2011, the Company was in compliance with the financial covenants. At August 31, 2011, the Company had no borrowings on the credit line.

Long-term debt, operating leases and other long-term obligations as of August 31, 2011 mature as follows:
Payments due

	0 – 12	13 – 36	37 – 60	More than
Obligations	Total	Months	Months	60 Months

Long-term debt	$--	$--	$--	$--
Operating leases	176,310	332,059	335,074	731,066
Employment agreements	412,500	--	--	--

Total obligations	$588,810	$332,059	$335,074	$731,066

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s Chief Executive Officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2011 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During our fiscal quarter ended August 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBTS.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer and principal financial officer pursuant to Section 302

32.1	Certification by Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: October 14, 2011	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)