Form 10-K/A
period 2010-11-30
SURGE COMPONENTS INC
filed 2012-02-15
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K/A
(Amendment No. 1)

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
Units
Class B Warrants
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

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the year ended November 30, 2010 (the “Original Report”) and is being filed by Surge Components, Inc. (the “Company”) in response to comments by the Securities and Exchange Commission to revise the facing page of the Original Report to disclose that the Company’s Class B warrants are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. No changes have been made in this Amendment to modify or update the other disclosures presented in the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC

By:	/s Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 14, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 14, 2012
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 14, 2012
Director

/s/ Alan Plafker
Alan Plafker	February 14, 2012
Director

/s/ David Siegel
David Siegel	February 14, 2012
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 14, 2012
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 14, 2012
Director

4