Form 10-K/A
period 2010-11-30
SURGE COMPONENTS INC
filed 2012-02-24
CIK 747540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K/A
(Amendment No. 2)

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

  EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the year ended November 30, 2010, as amended (the “Original Report”) and is being filed by Surge Components, Inc. (the “Company”) to include a currently-dated certification from its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. No changes have been made in this Amendment to modify or update the other disclosures presented in the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events.

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

10.29	Agreement, dated December 15, 2005, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC

	By:	/s Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 24, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 24, 2012
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 24, 2012
Director

/s/ Alan Plafker
Alan Plafker	February 24, 2012
Director

/s/ David Siegel
David Siegel	February 24, 2012
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 24, 2012
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 24, 2012
Director