Form 10-K
period 2011-11-30
SURGE COMPONENTS INC
filed 2012-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

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

Units
Common Stock, Par Value $0.001
Class B Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.       [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 31, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $4.5 million.

The Registrant’s common stock outstanding as of February 13, 2012, was 9,035,012 shares of common stock.

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

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this report and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

Item 1.   Business.

References to "we," "us," "our", "our company" and "the company" refer to Surge Components, Inc. ("Surge" or the "Company") and, unless the context indicates otherwise, includes Surge's wholly-owned subsidiaries, Challenge/Surge, Inc. ("Challenge"), and Surge Components, Limited ("Surge Limited”).

We were incorporated under the laws of the State of New York on November 24, 1981, and re-incorporated in Nevada on August 26, 2010. Surge, a supplier of electronic products and components (i.e. capacitors, diodes, PC Boards), completed an initial public offering of its securities in 1984 and a second offering of its securities in August 1996. Challenge, a New York corporation formed in 1988 and a wholly-owned subsidiary of Surge, supplies audible products, including buzzers, speakers, and microphones. Our principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729 and our telephone number is (631) 595-1818.

The Company reincorporated in Nevada because Nevada is a nationally-recognized leader in adopting and implementing comprehensive and flexible corporation laws that are frequently revised and updated to accommodate changing legal and business needs.
In connection with the reincorporation, the following material changes to the Company’s certificate of incorporation and by-laws were effected:

●
The authorized capital of the Company increased from 26,000,000 shares, consisting of 25,000,000 shares of common stock, par value of $0.001 and 1,000,000 shares of preferred stock, par value of $0.001, to 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $0.001, and 5,000,000 shares of preferred stock, par value $0.001.

●
The board of directors of the Company was divided into three classes, with each class as nearly equal in number as the then-authorized number of directors constituting the board of directors permits, with the term of the office of one class expiring each year.

 In July 1996, the Company filed a Form 8-A/A pursuant to which it registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Units (consisting of the Company’s common stock and Class A Warrants), Common Stock and Class A Warrants.  In May 2003, the Securities and Exchange Commission (“SEC”) approved an application submitted by the Company to deregister the Common Stock and Class A Warrants from registration under Section 12(b) (“Deregistration”).  Nevertheless, the Company's Units and Class B Warrants remained registered under Section 12(g) and therefore Company still had reporting obligations from 2004 to 2010 but failed to file the required reports. Please see our risk factor discussing the material consequences of our failure to file such reports. From 2004 through the date of this report, none of the Company’s officers or directors sold any of the Company’s securities.  Further, to the Company’s knowledge from 2004 through 2010, only 3 shareholders of record have sold shares pursuant to Rule 144.  None of these shareholders were officers or directors of the Company, and they sold or transferred an aggregate of 75,684 shares, which met the requirements for sale under Rule 144 of Rules and Regulations of the Securities Act of 1933 as amended, because the Company has never been a shell company, the shares were held for over a year and the sellers were not affiliates of the Company at the time of the sale or transfer or during the preceding three months.   These sales do not include free trading shares of the Company’s stock which may have been sold by beneficial owners who hold stock in street name. From 2004 through December 31, 2011, the Company held one meeting of its shareholders (in April 2010), at which only holders of Common Stock were solicited for votes.

Our Common Stock was listed on the Nasdaq SmallCap Market (now known as the Nasdaq Capital Market) until November 2001. Our Common Stock was delisted in connection with certain questionable payments in the aggregate amount of $3,000,000 made by the Company during the year ended November 30, 2000 and the quarter ended February 28, 2001. Such payments were made to the wife of an employee of one of our suppliers in return for help obtaining components from that supplier and another distributor. According to management personnel responsible for making the payments, prior to making any payment, they disclosed the transaction to our legal counsel to determine whether payments to an employee of a supplier would be legal. Management personnel believed they had received reasonable assurances at the time and thereafter, that such payments were not illegal, so long as the recipient of the payments received an IRS Form 1099, and all payments were made by check.

The costs of such payments were recorded in our books and records and financial statements as they were incurred. We duly issued a Form 1099 to the recipient of the payments, based upon the advice of our counsel. According to Steven Lubman (who served as our Vice President at that time), in mid-March 2001, he became aware of a document in a criminal proceeding unrelated to us in which the payments were described as kickbacks. This caused management to seek reconfirmation of the legal advice previously given. Legal counsel advised us by letter on or about March 22, 2001, that, since the payments had been described in a document in the unrelated criminal action as kickbacks, disclosure of the document should be made to our auditors, which was done. Such counsel stated in the letter that no conclusion had been reached that such payments were kickbacks. On April 19, 2001, we disclosed in a Form 10-QSB that the questionable payments had been made.

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

The legal counsel which advised the Company as to the legality of the questionable payments no longer has any relationship to the Company. Ira Levy and Steven Lubman were the sole officers and directors of the Company who were asked and refused, based on the advice of counsel, to submit to the NASDAQ interviews. They are currently officers and directors of the Company.

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

Industry Background

The United States electronics distribution industry is composed of manufacturers, national and international distributors, as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors, integrated circuits and semiconductors), passive components (such as capacitors and audibles), and electro mechanical, interconnect (such as connectors and wire) and computer products. Surge focuses its efforts on the sale of capacitors, discrete components, and audible products.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2011 and Fiscal 2010, capacitors accounted for approximately 50% and 50% of Surge's sales respectively of which approximately 75% was Lelon capacitors (discussed below). Discrete components accounted for Surge's remaining sales in Fiscal 2011 and Fiscal 2010. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including computers, appliances such as refrigerators and washer/dryers, and telecommunications devices. Our sales of products under the Lelon Electronics name accounted for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2011.

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

Aluminum Electrolytic Capacitors- These capacitors, which are Surge's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. Our supplier is one of the largest facilities for these products in Taiwan and China. These facilities are fully certified for the International Quality Standard ISO 9001 and QS9000, and TS16949, which means that it meets the strictest requirements established by the automotive industry and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information and to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This certification permits us to monitor quality control/manufacturing process information and to respond to any customer questions.

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

Inventory

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2011, we maintained inventory valued at $2,802,327.

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

 Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2011 and Fiscal 2010, Challenge purchased approximately 87% and 87%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2011, those foreign manufactured products were supplied from manufacturers in Taiwan (49%), Hong Kong (19%), elsewhere in Asia (24%) and overseas outside of Asia (less than 1%). Surge purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2011and Fiscal 2010, one of Surge's vendors, Lelon Electronics, accounted for approximately 46% and 52% of Surge's consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier,  could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

 We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2011, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. The Company had two customers, Future and TTI, who each accounted for 11% of net sales for the year ended November 30, 2011, respectively. For Fiscal 2010, Honeywell  accounted for 11% and TTI accounted for 13% of Surge's consolidated net sales. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Customer Service

We have customer service employees whose time is dedicated largely to responding to customer inquiries such as price quote requests, delivery status of new or existing purchase orders, changes of existing order dates, quantities, dates, etc. We intend to increase our customer service capabilities, as necessary.

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

Backlog

As of November 30, 2011, our backlog was approximately $5,014,000, as compared with $5,969,000 at November 30, 2010. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2011, Surge and Challenge employed 24 persons, two of whom are employed in executive capacities, six are engaged in sales, two in engineering, three in purchasing, two in administrative capacities, three in customer service, two in accounting and four in warehousing.  None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Item 1A. Risk Factors

An investment in the Company’s Common Stock involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this registration statement. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and an investor may lose all or part of his or her investment.

We did not file with the Securities and Exchange Commission a Form 10-K for the years ended November 30, 2004 through November 30, 2008 or a Form 10-Q for the quarters ended February 28, 2004 through August 31, 2009. Preparing and filing such reports would require significant financial and human resources, which could materially impair our ability to conduct our business.

We did not file with the SEC any annual or quarterly reports for the periods ended February 28, 2004 through August 31, 2009. Preparing and filing such annual and quarterly reports for these periods would require us to commit significant financial and human resources to provide such financial statements which, because we are a small company with limited resources, could materially impair our ability to conduct our business.

Risks Related to our Business

We only have one long term agreement with our suppliers and we depend on a limited number of suppliers

We only have one long term agreement with our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed and as a result, price fluctuations could harm us.

In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of products. Accordingly, we attempt to maintain a one-to-two month inventory of those products we offer which are in high demand. As a result of our strategic inventory purchasing policies, under which we order products to obtain preferential pricing, we generally waive the right to manufacturers' inventory protection agreements (including price protection and inventory return rights). As a result, we bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected.

We depend on certain customers.

For Fiscal 2011 approximately 22% of our net sales were derived from sales to two customers.  Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other principal customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Our success depends on key personnel whose continued service is not guaranteed.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Ira Levy and Steven Lubman, our chief executive officer and vice president, respectively, who have extensive industry knowledge and relationships and exercises substantial influence over our operations. The loss of services of one or both of these individuals, or our inability to attract and retain highly qualified personnel, could adversely affect our business, and weaken our relationships with suppliers, business partners, and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and trading price of our common stock.

Adverse effects of trade regulation and foreign economic conditions.

Approximately 93% of the total goods which we purchased in Fiscal 2011 were manufactured in foreign countries, with the majority purchased from Taiwan-based companies manufacturing in Taiwan (49%), Hong Kong (19%), elsewhere in Asia (24%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. To our knowledge, none of our employees or other agents have engaged in such practices. However, if our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

Our Common Stock is quoted on the OTCQB, which may limit the liquidity and price of our Common Stock more than if our Common Stock were listed on the Nasdaq Stock Market or another national exchange.

Our securities are currently quoted on the OTCQB, an inter-dealer electronic quotation and trading system or equity securities. Quotation of our securities on the OTCQB may limit the liquidity and price of our securities more than if our securities were listed on The Nasdaq Stock Market or another national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTCQB listed company, we do not attract the extensive analyst coverage that accompanies companies listed on national exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB. These factors may have an adverse impact on the trading and price of our Common Stock.

The market price of our common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in general economic conditions;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•	loss of a major supplier or customer; and

•	the addition or loss of key managerial and collaborative personnel.

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

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float which could lead to wide fluctuations in our share price.  Investors may be unable to sell their common stock at or above your purchase price, which may result in substantial losses to investors.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to the prevailing market price for our common stcok at any time, including whether our common stock will sustain its current market price, or the effect that the sale or the availability shares for sale at any time will have on the prevailing market price.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $150,000 and $200,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

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

We are authorized to issue up to 5,000,000 shares of blank check preferred stock of which 260,000 shares have been designated as Non-Voting Redeemable Convertible Series A Preferred Stock, of which no shares are issued and outstanding, 200,000 shares   have been designated Voting Redeemable Convertible Series B Preferred Stock, of which no shares are issued and outstanding, and 100,000 shares have been designated Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred Stock”), of which 23,700 shares are issued and outstanding. Holders of the Series C Preferred Stock are entitled to receive, upon liquidation, payment of $5.00 per share of Series C Preferred Stock prior to any payment to common shareholders. Holders of Series C Preferred Stock are entitled to dividends, if and when declared by the board of directors, at the rate of $0.50 per share per annum, prior to payment of dividends to common shareholders.

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

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729.  The Lessor is Great American Realty of Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its former directors, Mark Siegel. Our lease is through September 31, 2020 and our monthly rent is $13,242. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space.  Each lease was negotiated in an arm's length transaction and the rental rate is typical for the type and location of Surge's and Challenge's facilities.

In June 2010, the Company entered into a lease to rent office space in Hong Kong for two years. Annual rental payments are approximately $20,000.

Item 3.	Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTCQB market maintained by OTC Markets Group under the symbol “SPRS”. Trading in our common stock is limited.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High	Low
2011 First Quarter	$1.15	$0.40
2011Second Quarter	$1.12	$0.57.
2011 Third Quarter	$0.88	$0.68
2011 Fourth Quarter	$0.81	$0.65
2010 First Quarter	$0.35	$0.042
2010 Second Quarter	$0.36	$0.10
2010 Third Quarter	$0.50	$0.25
2010 Fourth Quarter	$0.75	$0.10

As of the date of the filing of this report, there are issued and outstanding 9,035,012 shares of Common Stock.

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

Equity Compensation Plan Information

The following table provides information as of November 30, 2011 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders (1)	685,000	0.36	815,000

Equity compensation plan not yet approved by security holders	-	-	-

Total	685,000		815,000

(1) Represents the Company's 2010 Incentive Stock Plan.

Recent Sales Of Unregistered Securities.

None.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts contained herein , including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible components. Since 2002 this division has grown by 97% in net sales. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  Since 2002,  we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. In 2005, we hired a design engineer on our staff that had thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $150,000 and $200,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

In 2002, the Company opened a Hong Kong office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after they do the design in America. This office has strengthened its global capabilities and service to its customer base

The electronic components industry has changed, from one of strong demand to now one of moderate demand.  As Management previously stated, the high demand of 2011 has leveled off to a moderate demand for components in 2012.

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

Income Taxes

We have made a number of estimates and assumptions relating to the reporting of a deferred income tax asset to prepare our financial statements in accordance with generally accepted accounting principles. These estimates have a significant impact on our valuation allowance  relating to deferred income taxes. Our estimates could materially impact the financial statements.

Results of Operations

Consolidated net sales for the fiscal year ended  November 30, 2011 increased by $1,594,358 or 7.5%, to $23,208,269 as compared to net sales of $21,613,911 for the fiscal year ended November 30, 2010.  We largely attribute the increase to expanded business relationships with existing customers. The Company also attributes the increase in growth with its franchised distributors.

Our gross profit for the fiscal year ended November 30, 2011 increased by $55,270, or 1%, as compared to the fiscal year ended  November 30, 2010.The increase in gross profit was due to the increase in net sales.  Gross margin as a percentage of net sales decreased to 28.5% for the fiscal year ended November 30, 2011 compared to 30.3% for the fiscal year  ended November 30, 2010. We attribute the decrease in gross margin as a percentage of net sales to rising costs of doing business, primarily material costs.  As our factories have passed cost increases on to us, we have only been able to pass the same on to some customers but  not all.

Selling and shipping expenses for the fiscal year ended  November 30, 2011 was $1,826,729, an increase of $13,258, or 1%, as compared to $1,813,471 for the fiscal year ended  November 30, 2010.The increase is directly related to the increase in sales for the Company. Specifically the increase is due to additional  sales commissions, selling expenses, such as travel and freight out expense.

General and administrative expenses for the fiscal year ended November 30, 2011 was $3,209,914, an increase of $299,139, or 10%, as compared to $2,910,775 for the fiscal year ended November 30, 2010. The increase is due to additional compensation to our employees,  increased costs of insurance, issuance of options, additional costs to the Company becoming a reporting company with the SEC. Also the Company is no longer subleasing rental space and as a result rental income is no longer offsetting rent expense.

Investment income for the fiscal year ended  November 30, 2011 was $1,951, compared to $4,340 for the fiscal year ended  November 30, 2010. We attribute the decrease of $2,389, or 55%, to lower interest rates in our money market accounts in 2011.

Interest expense for the fiscal year ended November 30, 2011 was $61,253, compared to $117,973 for the fiscal year ended November 30, 2010.  We attribute the decrease of $56,720 to the decrease in borrowing from our lender. Fees relating to our line of credit are reflected as part of interest expense.

Income tax benefit for the fiscal year ended  November 30, 2011 was $1,433,794, compared to $82,672 in expense for the fiscal year ended  November 30, 2010. The difference is a result of an increase in federal corporate taxes incurred due to net operating loss limitations with the IRS tax code offset by management reevaluating their estimate on the deferred income tax valuation. Due to the Company sustaining profits for the last few years, management has determined that it is more likely than not that the Company will realize the deferred tax assets. Management reduced the valuation allowance as of November 30, 2011 by $1,468,916. This amount increased the income of the Company.   This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2011 was $2,857,724, compared to the net income of $1,496,088 for the fiscal year ended November 30, 2010.

Liquidity and Capital Resources

As of November 30, 2011 we had cash of $1,905,455, and working capital of $6,073,968. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2011, we had net cash flow from operating activities of $1,040,808, as compared to net cash flow from operating activities of $530,624 for the fiscal year ended  November 30, 2010. The increase in cash flow from operating activities resulted from increase in the 2011 net income, as partially offset by recording deferred tax asset, increase in accounts receivable, inventory, decrease in accounts payable  and accrued expenses.

We had net cash flow used in investing activities of $18,684 for the fiscal year ended November 30, 2011, as compared to net cash flow used in investing activities of $19,860 for the fiscal year ended  November 30, 2010.   The Company invested relatively the same amount of money into new computers for both years.

We had net cash flow from financing activities of $0 for the fiscal year ended November 30, 2011, as compared to net cash flow used by  financing activities of $767,771 for the fiscal year ended  November 30, 2010.   The decrease was the result of the decrease in net borrowings in 2011 from our lender.

As a result of the foregoing, the Company had a net increase in cash of $1,022,124 for the fiscal year ended  November 30, 2011, as compared to a net decrease in cash of $257,007 for the fiscal year ended  November 30, 2010.

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company was required to make monthly interest only payments. The Company could repay all or a portion of the line of credit at any time. In addition, the Company was obligated to pay one-quarter of one percent (0.25%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line was collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000. Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012. The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants. At November 30, 2011, the Company was in compliance with the financial covenants. At November 30, 2011, the Company had no borrowings on the credit line.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2011:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,535,258	171,103	328,503	341,774	693,878
Employment agreements	$300,000	300,000	--	--	--

Total obligations	$1,835,258	$471,103	$328,503	$341,774	$693,878

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

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of November 30, 2011 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified reporting the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2011, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 Changes in Internal Controls.

During the quarter ended November 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, And Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2013, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2012, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2014. Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position and Offices with Surge
Ira Levy	55	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	57	Vice President, Secretary and Class A Director
Alan Plafker*	53	Class B Director, Member of Compensation Committee
David Siegel	86	Class B Director
Lawrence Chariton*	54	Class C Director, Member of Compensation Committee
Gary Jacobs*	54	Class C Director, Member of Compensation Committee

* Independent director

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

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also serves on the board of directors of Micronetics, Inc. (NASDAQ:NOIZ), a publicly traded company that manufactures microwave and radio frequency (RF) components.  David Siegel is the father-in-law of Ira Levy.

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

Gary M. Jacobs has served as a director since July 2003. He currently serves as a consultant to several companies, providing advisory services in the areas of turn-around and financial and operational efficiencies. Mr. Jacobs served as the Chief Financial Officer of Chem Rx from June 2008 until March 2011. From May 2005 to June 2008, Mr. Jacobs was the Chief Financial Officer and Chief Operating Officer of Gold Force International, Ltd., a supplier of gold, silver and pearl jewelry to U.S. retail chains, and Karat Platinum LLC, a developer of an alternative to platinum. From July 2003 to April 2005, Mr. Jacobs served as President of The Innovative Companies, LLC, a supplier of natural stone.  From October 2001 to February 2003, Mr. Jacobs served as Executive Vice President of Operations and Corporate Secretary of The Hain Celestial Group, Inc., a food and personal care products company. Mr. Jacobs also served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. from September 1998 to October 2001. Prior to that, Mr. Jacobs was the Chief Financial Officer of Graham Field Health Products, Inc., a manufacturing and distribution company. Mr. Jacobs was employed for 13 years as a member of the audit staff of Ernst & Young LLP, where he attained the position of senior manager.  He is a certified public accountant and holds a Bachelor’s of Business Administration in Accounting from Adelphi University.

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

David Siegel has served on the boards of  other public companies and is very familiar with the required public filings that a public company must make and as a result he is able to easily communicate with the company’s advisors, including their attorneys. Mr. Siegel’s experience on the board of directors of other public companies and his ability to communicate with the Company’s advisers led to the conclusion that he should serve on the Company’s board, given the Company’s business and structure.

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

 Audit Committee

The board of directors acts as the Company’s audit committee. The Company’s board of directors has determined that Gary Jacobs is the audit committee financial expert. Mr. Jacobs is an independent director as that term is defined under the Nasdaq Marketplace Rules.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16
(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal years ended November 30, 2003 through November 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Forms 4 were not timely filed for Ira Levy (three transactions in 2009), Steven Lubman (one transaction in 2009), Lawrence Chariton (one transaction in 2010), Alan Plafker (one transaction in 2010), David Siegel (one transaction in 2010) and Gary Jacobs (one transaction in 2010), none of which have been subsequently filed.

Code of Ethics

The Company has not adopted a Code of Ethics and intends to adopt a Code of Ethics in the near future.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

The following table sets forth information regarding compensation paid to our principal executive officer and any other executive officer whose total annual salary and bonus for the years ended November 30, 2011and November 30, 2010 exceeded $100,000

				Option
Name and Position	Year	Salary	Bonus	Awards($)		Total

Ira Levy	2011	$225,000	$200,000			$425,000
President CEO and CFO	2010	$225,000	$187,011	11,010	(1)	$423,021

Steven J. Lubman	2011	$225,000	$200,000			$425,000
Vice President and Secretary	2010	$225,000	$187,000	11,010	(1)	$423,021

(1)	Represents 250,000 options with an exercise price of $0.25 issued on May 6, 2010. The options vest one year after issuance and expire in May 2015. Please see Note F (3) to the financial statements.

Employment Agreements

The Company has entered into employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman (the “Executives ”), respectively, with terms through July 30, 2012(renewable on each July 30th for an additional one year period), which provides the Executives with a base salary of $225,000 (“ Base Salary ”).

The Company’s compensation committee may award Messrs. Levy and Lubman with bonuses.   Pursuant to the employment agreements, Messrs. Levy and Lubman are prohibited from engaging in activities which are competitive with those of the Company during the employment and for one year following termination.   The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then such officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment agreement.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

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
if the Company terminates the Levy Agreement without cause, then the Company (i) is obligated to pay Mr. Levy any and all Base Salary and bonus amounts payable to Mr. Levy for the remainder of the term, and (ii) shall continue for the remainder of the term to permit Mr. Levy to receive or participate in all fringe benefits available to him pursuant to the Levy Agreement; provided, however, that any fringe benefits which Mr. Levy receives will be reduced by any payments or fringe benefits Mr. Levy receives during the remainder of the term from any other source of employment which is unaffiliated with the Company.

(ii)
If the Company terminates the Lubman Agreement without cause, the Company (i) is obligated to pay Mr. Lubman any and all Base Salary and bonus amounts payable to Mr. Lubman for the remainder of the term,   and (ii) permit him to receive or participate in all fringe benefits available to him pursuant to the Lubman Agreement; provided, however, that any fringe benefits which Mr. Lubman receives will be reduced by any payments or fringe benefits Mr. Lubman receives during the remainder of the term from any other source of employment which is unaffiliated with the Company.

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

Director Compensation for Year Ending November 30, 2011

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2011. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Plafker	2,400	-	-	-	2,400
David Siegel	2,400	-	-	-	2,400
Lawrence Chariton	2,400	-	-	-	2,400
Gary Jacobs	2,400	-	-	-	2,400

Outstanding Equity Awards at November 30, 2011

Name	Number of securities underlying options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Ira Levy	-	250,000	(1)	-	0.25	May 2015	-	-	-	-
Steven Lubman	-	250,000	(1)	-	0.25	May 2015	-	-	-	-

(1)	The options were issued on May 6, 2010 and vest one year after issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 13, 2012, the number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

	Amount and Nature		Percentage of Surge Common
Name and address of	of Surge Common Stock		Stock Benefi-
Beneficial Owner (1)	Beneficially Owned		cally Owned (2)

Ira Levy	941,368	(3)	10.42%

Steven J. Lubman	800,000	(4)	8.85%

Lawrence Chariton	137,000	(5)	1.52%

Alan Plafker	37,916	(5)	*

David Siegel	92,000	(5)	1.01%

Gary Jacobs	37,000	(5)	*

All directors and executive officers as a group (6 persons)	2,045,284		22.63%

Michael Tofias
325 North End Avenue, Apt. 25B	1,781,676		19.72%
New York, NY 10282

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2) Applicable percentage ownership is based on 9,035,012 shares of Common Stock outstanding as of February 13, 2012, together with securities exercisable or convertible into shares of Common Stock within 60 days of February 13, 2012 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock that are currently exercisable or exercisable within 60 days of February 13,2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (3) Includes 250,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are exercisable within 60 days.

(4) Includes 250,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are  exercisable within 60 days.

(5) Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are exercisable within 60 days.

The following table sets forth as of February 13, 2012, the number of shares of Series C Preferred Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

Name of beneficial holder	Number of shares	% Beneficially Owned
All directors and officers as a group	0	0
Gabriel Cerrone	10,000	30.58%
Stonehenge Asset Fund, LLC (1)	7,500	22.94%
Glenn Chwatt	3,000	9.17%
Summit Capital Associates (1)	2,000	6.12%

(1) The stockholder has no affiliation with the Company. The Company requested information from the stockholder regarding the natural person who has voting and dispositive power over the shares of the Company held by the stockholder, and has been unable to obtain such information because the Series C Preferred Stockholders have not responded to the Company’s request for information

As of February 13, 2012, there are 23,700 shares of Series C Preferred Stock issued and outstanding.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge, each lease their current executive offices from, Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, Surge’s Chief Executive Officer, President and Secretary and Steven Lubman, our vice president and one other individual who is not an executive officer or director of the Company.   Our lease is through September 2020 and our annual minimum rent payments were approximately $215,000 and  $156,000 for fiscal 2011 and 2010, respectively.

In May 2002, Surge and Ira levy, an officer of Surge became sole owners of Surge Components, Limited (“Surge Limited”), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and Mr. Levy owns 1 share of the outstanding common stock. No payments have been made to Levy in connection with this share ownership. Mr. Levy has assigned his rights regarding his 1 share to Surge. Surge Limited started doing business in July 2002. Surge Limited operations have been consolidated with the Company.  During fiscal 2011 and fiscal 2010, Surge Limited’s revenues were $4,800,000 and $4,400,000 respectively.

Director Independence

Lawrence Chariton, Alan Plafker, and Gary Jacobs are independent directors as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended November 30, 2011 and 2010, we paid Seligson & Giannattasio, LLP  $99,000 and  $99,000, respectively.

Audit-Related Fees

For the years ended November 30, 2011 and 2010, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for audit-related services.

Tax Fees

For the years ended November 30, 2011 and 2010, we paid Seligson & Giannattasio, LLP $8,000 and $8,000, respectively, for tax related services.

All Other Fees

For the years ended November 30, 2011 and 2010, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for all other services.

The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The board of directors has considered the role of Seligson & Giannattasio, LLP in providing services to us for the fiscal year ended November 30, 2011 and has concluded that such services are compatible with Seligson & Giannattasio, LLP’s independence as the Company's  independent registered public accounting firm

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1. Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

2. Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit to 8-K filed on September 16, 2010 and incorporated herein by reference)

3.2	By-Laws of Surge Components, Inc. (filed as exhibit to 8-K filed on September 16, 2010 and incorporated herein by reference)

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.5	Tenancy Agreement between Surge Components, Inc. and Sam Cheong Stove Parts Co. Ltd (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.6	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.7	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.8
Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.9
Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.10
Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.11	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.12
Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.13
Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.14
Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.15
Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.16	Agreement, dated December 15, 2005, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.17	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics

10.18	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc.

10.19	First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc.

10.20	Promissory Note, dated June 16, 2011, by Surge Components, Inc. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.21
Commercial Security Agreement, dated June 16, 2011, by and between Surge Components, Inc. and JPMorgan Chase Bank, N.A. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.22	Commercial Security Agreement, dated June 16, 2011, by Surge Components, Inc. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.23
Business Loan Agreement, dated June 18, 2011, by and between Surge Components, Inc. and JPMorgan Chase Bank, N.A. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

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

SURGE COMPONENTS, INC

	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2012
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2012
Director

/s/ Alan Plafker
Alan Plafker	February 28, 2012
Director

/s/ David Siegel
David Siegel	February 28, 2012
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2012
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2012
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2011 and 2010 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended November 30, 2011.  Surge Components, Inc. and subsidiaries management is responsible for the consolidated financial statements.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2011 and 2010 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended  November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
February 28, 2012

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2011	2010
ASSETS

Current assets:
Cash	$1,905,455	$883,331
Restricted cash	-	245,883
Accounts receivable - net of allowance for
doubtful accounts of $29,676 and $19,513	4,149,068	4,117,049
Inventory, net	2,802,327	2,791,326
Prepaid expenses and income taxes	130,436	64,841
Deferred income taxes	293,783	--

Total current assets	9,281,069	8,102,430

Fixed assets – net of accumulated depreciation and amortization of $2,069,538 and $2,163,816	118,049	187,553

Deferred income taxes	1,175,133	-
Other assets	6,376	1,643

Total assets	$10,580,627	$8,291,626

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Loan payable	$-	$-
Accounts payable	2,019,980	2,632,996
Accrued expenses and taxes	669,949	717,953
Accrued Salaries	517,172	508,713

Total current liabilities	3,207,101	3,859,662

Deferred rent	16,743	2,466

Total liabilities	3,223,844	3,862,128

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding.
Series B – 200,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series C – 100,000 shares authorized, 23,700 and 32,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	33
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,035,012 and 8,922,512 shares issued and outstanding	9,035	8,922

Additional paid-in capital	22,995,384	22,911,827
Accumulated deficit	(15,647,660)	(18,491,284)

Total shareholders' equity	7,356,783	4,429,498

Total liabilities and shareholders' equity	$10,580,627	$8,291,626

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended November 30,
	2011	2010

Net sales	$23,208,269	$21,613,911

Cost of goods sold	16,600,206	15,061,118

Gross profit	6,608,063	6,552,793

Operating expenses:
Selling and shipping	1,826,729	1,813,471
General and administrative	3,209,914	2,910,775
Depreciation expense	88,188	136,154

Total operating expenses	5,124,831	4,860,400

Income before other income (expense) and income taxes	1,483,232	1,692,393

Other income (expense):
Investment income	1,951	4,340
Interest expense	(61,253)	(117,973)

Other income (expenses)	(59,302)	(113,633)

Income before income taxes	1,423,930	1,578,760

Income (benefit)taxes	(1,433,794)	82,672

Net income	$2,857,724	$1,496,088

Dividends on preferred stock	14,100	16,350
Net income available to common shareholders	$2,843,624	$1,479,738

Net income per share available to
common shareholders:

Basic	$.32	$.17
Diluted	$.30	$.16

Weighted Shares Outstanding:

Basic	9,002,957	8,901,865

Diluted	9,652,096	9,304,813

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2011 and 2010
					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2009	32,700	33	8,874,512	8,874	22,888,135	(19,971,022)	2,926,020

Preferred stock dividends	--	--	--	--	--	(16,350)	(16,350)

Stock issued as compensation	--	--	48,000	48	8,592	--	8,640

Issuance of options	--	--	--	--	15,100	--	15,100

Net Income	--	--	--	--	--	1,496,088	1,496,088

Balance – November 30, 2010	32,700	33	8,922,512	8,922	22,911,827	(18,491,284)	4,429,498

Preferred stock dividends	--	--	--	--	--	(14,100)	(14,100)

Issuance of options	--	--	--	--	83,661	--	83,661

Repurchased and issued shares	(9,000)	(9)	112,500	113	(104)	--	--

Net income	--	--	--	--	--	2,857,724	2,857,724

Balance – November 30, 2011	23,700	$24	9,035,012	9,035	$22,995,384	$(15,647,660)	$7,356,783

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,857,724	$1,496,088
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	88,188	136,154
Stock compensation expense	83,661	23,740
Changes in allowance for doubtful accounts	10,163	--
Deferred income taxes	(1,468,916)	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(42,182)	(1,569,836)
Inventory	(11,001)	(1,172,063)
Prepaid expenses and taxes	(65,595)	(2,631)
Other assets	241,150	1,953
Accounts payable	(613,016)	962,113
Deferred rent	14,277	(20,550)
Accrued expenses	(53,645)	675,656

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,040,808	530,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(18,684)	(19,860)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(18,684)	(19,860)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(CONTINUED)

	Year Ended
	November 30,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from line of credit	-	(766,467)
Net borrowings from note payable	-	(1,304)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	(767,771)

NET CHANGE IN CASH	1,022,124	(257,007)

CASH AT BEGINNING OF YEAR	883,331	1,140,338

CASH AT END OF YEAR	$1,905,455	$883,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$87,577	$9,527

Interest paid	$61,253	$117,973

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$14,100	$16,350

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

 For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has no written arrangements with its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,826,000 and $2,889,000 for the years ended November 30, 2011 and 2010 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $348,768 and $212,502 for the years ended November 30, 2011 and 2010, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $4,648,000 and $4,105,000 for the years November 30, 2011 and 2010, respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2011 approximated $703,000. The Company, at November 30, 2011, has a reserve against slow moving and obsolete inventory of $927,364. From time to time the Company’s products are subject to legislation from various authorities on environmental matters. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At November 30, 2011 and November 30, 2010, the Company's uninsured cash balances totaled approximately $1,121,000 and $690,000, respectively.

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

The Company follows the provisions of the Accounting Standards Codification topic, ASC 740, “Income Taxes” (ASC 740). There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2008, and state tax examinations for years before fiscal years ending November 30, 2007. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended November 30, 2011 and 2010.

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

(10) Marketing and promotional costs:

Marketing and promotional costs are expensed as incurred and have not been material to date. The Company has contractual arrangements with several of its distributors which provide for cooperative advertising rights to the distributor as a percentage of sales. Cooperative advertising is reflected as a reduction in revenues and has not been material to date.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $11,955 and $13,808  for the year ended November 30, 2011and 2010, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2011 and 2010 totaled 272,861 and 524,053, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2011	2010

Furniture and Fixtures	$350,563	$349,930
Leasehold Improvements	906,449	898,942
Computer Equipment	930,575	1,102,497
Less-Accumulated Depreciation	(2,069,538)	(2,163,816)
Net Fixed Assets	$118,049	$187,553

Depreciation and amortization expense for the year ended November 30, 2011 and 2010 was $88,188 and $136,154, respectively.

NOTE D -  ACCRUED EXPENSES
Accrued expenses consist of the following:

	November 30,	November 30,
	2 0 11	2010

Commissions	$211,789	$259,714
Preferred Stock Dividends	165,007	150,907
Interest	102,399	102,399
Other accrued expenses	190,754	204,933

	$669,949	$717,953

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $770,000 at November 30, 2011. Pension expense for the year ended November 30, 2011 and 2010 was $10,115 and $5,229, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2011.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the  Series B Preferred Stock is outstanding as of November 30, 2011.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $165,007 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2011.  The Company has accrued these dividends.  The December 31, 2011 dividend of $5,925 has not been declared or paid.

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

At November 30, 2011 there are 23,700 shares of Series C Preferred stock issued and outstanding.

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

The Option Plan has expired. The remaining 53,000 options outstanding expired in July 2010.

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

Stock option incentive plan activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Options issued in May 2010	600,000	$0.25
Options issued in February 2011	85,000	$1.15
Options outstanding November 30, 2011	685,000	$0.36

Options exercisable November 30, 2011	600,000	$0.25

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

The intrinsic value of the exercisable options at November 30, 2011 totaled $294,000.  At November 30, 2011 the weighted average remaining life of the stock options is 4.21 years.  At November 30, 2011, there was $52,294 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.25 years.

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15, the value of the common stock on the date of the grant.  These options vest over a three year period and expire in ten years.  The fair values of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 3.42 (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period. During the year ended November 30, 2011, the Company recorded stock based compensation totaling $17,433 as a result of these stock option grants.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2011 was $0.82.  During the year ended November 30, 2011, the Company recorded stock based compensation totaling $66,228 as a result of these stock option grants.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[5] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. In addition, the directors receive $200 each month for their services on the Board of Directors. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25.  (See Note F[3] for disclosure on the valuation and terms of these options).

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2011	2010
Deferred Tax Assets
Net Operating income	$5,345,554	$6,150,931
Allowance for Bad debts	7,793	7,793
Inventory	498,220	498,220
Deferred Rent	985	985
Depreciation	183,646	183,646
Total deferred tax assets	6,036,198	6,841,575
Valuation allowance	(4,567,282)	(6,841,575)

Deferred Tax Assets	$1,468,916	$-

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES(CONTINUED)

The valuation allowance decreased by approximately $2,274,000 and $682,000 during the years ended November 30, 2011 and the year ended November 30, 2010, respectively.

The Company's income tax expense consists of the following:

	Years Ended
	November 30,
	2011	2010

Current:
Federal	$24,717	$53,710
States	10,405	28,962

	35,122	82,672
Deferred:
Federal	(1,161,913)	--
States	(307,003)	--

	(1,468,916)	--

Provision for income taxes	$(1,433,794)	$82,672

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,384,000 for federal and state purposes, which expire through 2020. The utilization of this operating loss carryforward  may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Years Ended
	November 30,
	2011	2010

U.S. Federal income
tax statutory rate	34%	34%
Valuation allowance	(143)%	(34)%
State income taxes	5%	5%
Other	4%	-
Effective tax rate	100%	5%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $215,000 for the Fiscal 2011, and increase at the rate of three per cent per annum throughout the lease term.

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

The future minimum rental commitments at November 30, 2011:

Year Ending
November 30,
2012	171,103
2013	162,625
2014	165,878
2015	169,195
2016	172,579
2017 & thereafter	693,878

$1,535,258

Net rental expense for the year ended November 30, 2011 and 2010 were $247,877 and $209,465 respectively, of which $215,000 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2012 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers for the year ended November 30, 2011 totaling $400,000.  The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who each accounted for 11% of net sales for the year ended November 30, 2011 and two customers who accounted for 13% and 11% of net sales for the year ended November 30, 2010.  The Company had one customer who accounted for 24% and 22% of accounts receivable at November 30, 2011 and November 30, 2010, respectively.

NOTE K- MAJOR SUPPLIERS

During the year ended November 30, 2011 and 2010 there was one foreign supplier accounting for 46% and 52% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the year ended November 30, 2011, the Company purchased 49% from Taiwan, 19% from Hong Kong, 24% from elsewhere in Asia and less than 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Year Ended November 30,
	2011	2010
Canada	2,927,760	1,671,816
China	4,324,694	5,336,289
Other Asian Countries	1,924,174	1,186,070
Europe	131,840	168,567

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In July 2002, the Company obtained a financing commitment with an asset-based lender totaling $1,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate plus two percent (2.0%) or 6.75%. The Company was required to make monthly interest only payments. The Company could repay all or a portion of the line of credit at any time. In addition, the Company was obligated to pay one-quarter of one percent (1/4 of 1%) annually as an unused line fee for the difference between $1,000,000 and the average daily balance of the Credit Line. The Credit Line was collateralized by substantially all the Company’s assets and contains various financial covenants pertaining to the maintenance of working capital and tangible net worth.

In December 2003, the Company entered into a Security Agreement with the lender establishing a restricted cash collateral account totaling $200,000. The balance on the account including interest accrued is $0 and $245,883 at November 30, 2011 and November 30, 2010, respectively.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.  At November 30, 2011, the Company was in compliance with the financial covenants.  As of November 30, 2011,  the outstanding balance on the line of credit was zero.