Form 10-Q
period 2012-02-29
SURGE COMPONENTS INC
filed 2012-04-13
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-27688

SURGE COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-2602030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 East Jefryn Blvd., Deer Park, New York	11729
(Address of principal executive offices)	(Zip code)

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

As of March 28, 2012, there were 9,035,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 29,	November 30,
	2012	2011
ASSETS	(unaudited)

Current assets:
Cash	$2,795,025	$1,905,455
Accounts receivable - net of allowance for
doubtful accounts of $29,676 and $29,676	3,600,959	4,149,068
Inventory, net	2,123,929	2,802,327
Prepaid expenses and income taxes	169,152	130,436
Deferred income taxes	288,824	293,783

Total current assets	8,977,889	9,281,069

Fixed assets – net of accumulated depreciation and amortization of $2,083,083 and $2,069,538	111,189	118,049

Deferred income taxes	1,155,297	1,175,133
Other assets	6,223	6,376

Total assets	$10,250,598	$10,580,627

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February, 29,	November 30,
	2012	2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loan payable	$-	$-
Accounts payable	1,666,929	2,019,980
Accrued expenses and taxes	644,846	669,949
Accrued Salaries	429,677	517,172

Total current liabilities	2,741,452	3,207,101

Deferred rent	19,663	16,743

Total liabilities	2,761,115	3,223,844

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding.
Series B – 200,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series C – 100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,035,012 and 9,035,012 shares issued and outstanding	9,035	9,035

Additional paid-in capital	23,001,195	22,995,384
Accumulated deficit	(15,520,771)	(15,647,660)

Total shareholders' equity	7,489,483	7,356,783

Total liabilities and shareholders' equity	$10,250,598	$10,580,627

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended
	February 29,	February 28,
	2012	2011

Net sales	$5,229,420	$5,493,124

Cost of goods sold	3,684,455	3,806,836

Gross profit	1,544,965	1,686,288

Operating expenses:
Selling and shipping	529,701	424,544
General and administrative	831,759	672,950
Depreciation expense	13,545	22,385

Total operating expenses	1,375,005	1,119,879

Income before other income (expense) and income taxes	169,960	566,409

Other income (expense):
Investment income	314	663
Interest expense	--	(7,754)

Other income (expenses)	314	(7,091)

Income before income taxes	170,274	559,318

Income taxes	37,460	6,459

Net income	$132,814	$552,859

Dividends on preferred stock	5,925	8,175
Net income available to common shareholders	$126,889	$544,684

Net income per share available to
common shareholders:

Basic	$.01	$.06
Diluted	$.01	$.06

Weighted Shares Outstanding:

Basic	9,035,012	8,922,512

Diluted	9,682,588	9,486,481

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,814	$552,859
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	13,545	22,385
Stock compensation expense	5,811	3,557
Deferred income taxes	24,795	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	548,109	506,446
Inventory	678,398	398,658
Prepaid expenses and taxes	(38,716)	(6.509)
Other assets	153	(471)
Accounts payable	(353,051)	(860,989)
Deferred rent	2,920	3,699
Accrued expenses	(118,523)	(328,152)

NET CASH FLOWS FROM OPERATING ACTIVITIES	896,255	291,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(6,685)	(7,583)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(6,685)	(7,583)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(CONTINUED)
(unaudited)

	Three Months Ended
	February 29, 2012	February 28, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from line of credit	-	-
Net borrowings from note payable	-	-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	889,570	283,900

CASH AT BEGINNING OF PERIOD	1,905,455	883,331

CASH AT END OF PERIOD	$2,795,025	$1,167,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$30,000	$77,313

Interest paid	$7,129	$23,895

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,925	$8,175

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

In May 2002, Surge and an officer of Surge founded and became sole owners of Surge Components, Limited (“Surge Limited”), a Hong Kong corporation. Under current Hong Kong law, Surge Limited is required to have at least two shareholders. Surge owns 999 shares of the outstanding common stock and the officer of Surge owns 1 share of the outstanding common stock. The officer of Surge has assigned his rights regarding his 1 share to Surge. Surge Limited started doing business in July 2002. Surge Limited operations have been consolidated with the Company.  Surge Limited is responsible for the sale of Surge’s products to customers located in Asia.

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

The results and trends on these interim consolidated financial statements for the three months ended February 29, 2012 and February 28,  2011 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has no written arrangements with its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $862,000 and $962,000 for the three months ended February 29, 2012 and February 28, 2011 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $74,152 and $127,445 for the three months ended February 29, 2012 and February 28, 2011 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $1,281,000 and $1,131,000 for the three months ended February 29, 2012 and February 28, 2011 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 29, 2012 approximated $633,000. The Company, at February 29, 2012, has a reserve against slow moving and obsolete inventory of $911,353. From time to time the Company’s products are subject to legislation from various authorities on environmental matters. Legislation was enacted, effective July 2006, eliminating lead in certain of the Company’s products. The Company has provided a reserve for these products which is reflected as slow moving. The Company is able to currently obtain products which comply with this law.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000. Through December 31, 2012, all balances in U.S. non-interest bearing accounts are fully insured. At February 29, 2012 and November 30, 2011, the Company's uninsured cash balances totaled approximately $1,414,000 and $586,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended February 29, 2012 and February 28, 2011.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $5,219 and $5,407 for the three months ended February 29, 2012 and February 28, 2011 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 29, 2012 and 2011 totaled 274,424 and 448,031, respectively.

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

(16) Reclassifications:

Certain amounts included in 2011 financial statements have been reclassified to conform with the 2012 presentation.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 29,	November 30,
	2012	2011

Furniture and Fixtures	$321,099	$350,563
Leasehold Improvements	909,014	906,449
Computer Equipment	964,159	930,575
Less-Accumulated Depreciation	(2,083,083)	(2,069,538)
Net Fixed Assets	$111,189	$118,049

Depreciation and amortization expense for the three months ended February 29, 2012 and February 28, 2011 was $13,545 and $22,385, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29,	November 30,
	2 0 12	2011

Commissions	$193,035	$211,789
Preferred Stock Dividends	170,932	165,007
Interest	102,399	102,399
Other accrued expenses	178,480	190,754

	$644,846	$669,949

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The Plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $770,000 at November 30, 2011. Pension expense for the three months ended February 29, 2012 and February 28, 2011 was $1,954 and $2,635, respectively.

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

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $170,932 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2011.  The Company has accrued these dividends.  The December 31, 2011 dividend of $5,925 has not been declared or paid.

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

At February 29, 2012 there are 23,700 shares of Series C Preferred stock issued and outstanding.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“Stock Plan”).  The plan provides for the grant of options to officers, employees or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Stock option incentive plan activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Options issued in May 2010	600,000	$0.25
Options issued in February 2011	85,000	$1.15
Options outstanding February 29, 2012	685,000	$0.36

Options exercisable February 29,2012	628,333	$0.29

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

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2011 was $0.82.  During the three months ended February 29, 2012, the Company recorded stock based compensation totaling $5,811 as a result of these stock option grants.

The intrinsic value of the exercisable options at February 29, 2012 totaled $312,000.  At February 29, 2012 the weighted average remaining life of the stock options is 3.96 years.  At February 29, 2012, there was $46,483 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.12 years.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. In addition, the directors receive $200 each month for their services on the Board of Directors. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25.  (See Note F[2] for disclosure on the valuation and terms of these options).

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	February 29,	November 30,
	2012	2011
Deferred Tax Assets
Net Operating income	$5,282,605	$5,345,554
Allowance for Bad debts	7,793	7,793
Inventory	446,426	498,220
Deferred Rent	7,854	985
Depreciation	187,564	183,646
Total deferred tax assets	5,932,242	6,036,198
Valuation allowance	(4,488,121)	(4,567,282)

Deferred Tax Assets	$1,441,121	$1,468,916

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES(CONTINUED)

The valuation allowance decreased by approximately $24,800 during the three months ended February 29, 2012 and decreased by $2,274,000 during the year ended November 30, 2011, respectively. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Three Months Ended
	February 29, 2012	February 28. 2011

Current:
Federal	$4,335	$16,290
States	8,330	(9,831)

	12,665	6,459
Deferred:
Federal	21,206	--
States	3,589	--

	24,795	--

Provision for income taxes	$37,460	$6,459

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,226,000 for federal and state purposes, which expire through 2020. The utilization of this operating loss carryforward  may be limited based upon changes in ownership as defined in the Internal Revenue Code.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Three Months Ended
	February 29,
	2012	2011

U.S. Federal income
tax statutory rate	34%	34%
Valuation allowance	(30%)	(34)%
State income taxes	5%	1%
Other	13%	-
Effective tax rate	22%	1%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $156,000 for the Fiscal 2011, and increase at the rate of three per cent per annum throughout the lease term.

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

$1,535,258

Net rental expense for three months ended February 29, 2012 and February 28, 2011 were $66,039 and $55,716 respectively, of which $57,362 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2012 (renewable on each July 30th for an additional one year period) with two officers/stockholders of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through February 29, 2012 totaling $100,000.  The agreement also contains provisions prohibiting the officers from engaging in activities, which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If he elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 16% of net sales for the three months ended February 29, 2012 and two customers who accounted for 13% and 12% of net sales for the three months ended February 29, 2011.  The Company had one customer who accounted for 28% and 24% of accounts receivable at February 29, 2012 and November 30, 2011, respectively.

NOTE K- MAJOR SUPPLIERS

During the three months ended February 29, 2012 and February 28, 2011 there was one foreign supplier accounting for 46% and 43% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the year ended November 30, 2011, the Company purchased 49% from Taiwan, 19% from Hong Kong, 24% from elsewhere in Asia and less than 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Three Months Ended February 29,
	2012	2011
Canada	615,626	619,959
China	869,224	861,979
Other Asian Countries	358,990	767,638
Europe	33,361	34,184

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

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate and is due in June 2012.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.  At February 29, 2012, the Company was in compliance with the financial covenants.  As of February 29, 2012,  the outstanding balance on the line of credit was zero.

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

Overview

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. We sell our products to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors who resell these products within their customer base.  The products that we sell  are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We have a long-term supply agreement with only one of our suppliers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to an oral agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Such commissions have not been material to date.

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible components. From 2002 to 2011,net sales for this division has grown by 97%. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  Since 2002,  we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. In 2005, we hired a design engineer on our staff that had thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell and we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

In 2002, the Company opened a Hong Kong office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States of America. This office has strengthened its global capabilities and service to its customer base

The electronic components industry has changed, from one of strong demand to now one of moderate demand.  As management previously stated, the high demand of 2011 has leveled off to a moderate demand for components in 2012. We believe the move from extreme demand to moderate demand is a result of the easing of post tsunami/earthquake conditions in Japan.  We believe that once the suppliers in Japan were back to full production, customers’ demand for product was less urgent.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $21,000.

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

Results of Operations
Comparison of three months ended February 29, 2012 and February 28, 2011

Consolidated net sales for the three months ended February 29, 2012 decreased by $263,704 or 5%, to $5,229,420 as compared to net sales of $5,493,124 for the three months ended February 28, 2011.  We largely attribute the decrease to a decline in business with certain customers due to these customers having excess inventory as a result of not meeting their forecasts and over ordering in prior periods. A small portion of the decrease can also be attributed to the decrease in commission income.

Our gross profit for the three months ended February 29, 2012 decreased by $141,323, or 8%, as compared to the three months ended February 28, 2011. The decrease in gross profit was due to the decrease in net sales.  Gross margin as a percentage of net sales decreased to 29.5% for the three months ended February 29, 2012 compared to 30.7% for the three months ended February 28, 2011. We attribute the decrease in gross margin as a percentage of net sales to our rising costs. primarily costs of materials.  As our factories have passed cost increases on to us, we have only been able to pass the same on to some customers but not all.

Selling and shipping expenses for the three months ended February 29, 2012 was $529,701, an increase of $105,157, or 25%, as compared to $424,544 for three months ended February 28, 2011. Specifically the increase is due to additional salesmen salaries, commissions and other selling expenses, such as travel and freight out expense.

General and administrative expenses for the three months ended February 29, 2012 was $831,759, an increase of $158,809, or 24%, as compared to $672,950 for the three months ended February 28, 2011. The increase is due to additional compensation to our employees, increased costs of insurance, the accrual of officers’ bonuses that was not done in the first quarter of 2011. Also the Company is no longer subleasing rental space and as a result rental income is no longer offsetting rent expense.

Investment income for the three months ended February 29, 2012 was $314 compared to $663 for three months ended February 28, 2011. We attribute the decrease of $349, or 53%, to lower interest rates in our money market accounts during the three months ended February 29, 2012.

Interest expense for three months ended February 29, 2012 was $0, compared to $7,754 for the three months ended February 28, 2011.  We attribute the decrease to the decrease in borrowing from our lender. Fees relating to our line of credit are reflected as part of interest expense. The Company did not have any borrowings in the three months ended February 29, 2012.

Income tax expense for the three months ended February 29, 2012 was $37,460, compared to $6,459 in expense for the three months ended February 28, 2011. The difference is a result of an increase in federal corporate taxes incurred due to net operating loss limitations with the IRS tax code and management’s reevaluating their estimate on the deferred income tax valuation. Due to the Company sustaining profits for the last few years, management has determined that it is more likely than not that the Company will realize the deferred tax assets. Management reduced the valuation allowance as of February 29, 2012 by $24,795. This amount decreased the income of the Company.   This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 29, 2012 was $132,814, compared to the net income of $552,859 for the three months ended February 28, 2011.

Liquidity and Capital Resources

As of February 29, 2012 we had cash of $2,795,025, and working capital of $6,236,437. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 29, 2012, we had net cash flow from operating activities of $896,255, as compared to net cash flow from operating activities of $291,483 for the three months ended February 28, 2011. The increase in cash flow from operating activities resulted from an decrease in accounts receivable, inventory, decrease in accounts payable  and accrued expenses.

We had net cash flow used in investing activities of $6,685 for the three months ended February 29, 2012, as compared to net cash flow used in investing activities of $7,583 for the three months ended February 28, 2011.   The Company invested relatively the same amount of money into new computers for both years.

We had no net cash flow used in or provided by financing activities for the three months ended February 29, 2012 and February 28, 2011.

As a result of the foregoing, the Company had a net increase in cash of $889,570 for the three months ended February 29, 2012, as compared to a net increase in cash of $283,900 for the three months ended February 28, 2011.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000. Borrowings under the line accrue interest at 2.56% over the LIBOR rate and are due in June 2012. The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants. At February 29, 2012 the Company was in compliance with the financial covenants and  had no borrowings on the credit line.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 29, 2012:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,495,531	171,103	328,503	341,774	654,151
Employment agreements	$300,000	300,000	--	--	--

Total obligations	$1,795,531	$471,103	$328,503	$341,774	$654,151

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2012 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During our three months ended February 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 13, 2012	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)