Form 10-Q
period 2012-05-31
SURGE COMPONENTS INC
filed 2012-07-13
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☒

As of July 3, 2012, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2012	2011
ASSETS	(unaudited)

Current assets:
Cash	$3,231,678	$1,905,455
Accounts receivable - net of allowance for
doubtful accounts of $34,676 and $29,676	3,664,453	4,149,068
Inventory, net	3,061,787	2,802,327
Prepaid expenses and income taxes	114,265	130,436
Deferred income taxes	255,878	293,783

Total current assets	10,328,061	9,281,069

Fixed assets – net of accumulated depreciation and amortization of $2,096,876 and $2,069,538	99,868	118,049

Deferred income taxes	1,023,513	1,175,133
Other assets	6,223	6,376

Total assets	$11,457,665	$10,580,627

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2012	2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loan payable	$-	$-
Accounts payable	2,541,827	2,019,980
Accrued expenses and taxes	649,296	669,949
Accrued salaries	511,438	517,172

Total current liabilities	3,702,561	3,207,101

Deferred rent	22,583	16,743

Total liabilities	3,725,144	3,223,844

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding.
Series B – 200,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series C – 100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,035,012 shares issued and outstanding	9,060	9,035

Additional paid-in capital	23,013,231	22,995,384
Accumulated deficit	(15,289,794)	(15,647,660)

Total shareholders' equity	7,732,521	7,356,783

Total liabilities and shareholders' equity	$11,457,665	$10,580,627

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2012	2011	2012	2011
Net sales	$10,832,682	$11,017,157	$5,603,262	$5,524,033

Cost of goods sold	7,604,164	7,627,817	3,919,709	3,820,981

Gross profit	3,228,518	3,389,340	1,683,553	1,703,052

Operating expenses:
Selling and shipping expenses	1,043,330	841,978	513,629	417,434
General and administrative expenses	1,592,627	1,577,686	760,868	904,736
Depreciation and amortization	27,338	44,473	13,793	22,088

Total operating expenses	2,663,295	2,464,137	1,288,290	1,344,258

Income before other income (expense) and income taxes	565,223	925,203	395,263	358,794

Other income(expense):

Interest expense	-	(11,090)	-	(3,336)

Investment income	1,043	1,301	729	638

Other income(expense)	1,043	(9,789)	729	(2,698)

Income before income taxes	566,266	915,414	395,992	356,096

Income taxes	202,475	68,447	165,015	61,988

Net Income	363,791	846,967	230,977	294,108
Dividends on preferred stock	5,925	8,175	-	-

Net income available to common shareholders	$357,866	$838,792	$230,977	$294,108

Net income per share available to common shareholders:

Basic	$.04	$.09	$.03	$.03
Diluted	$.04	$.09	$.02	$.03

Weighted Shares Outstanding:
Basic	9,036,378	8,970,726	9,037,729	9,017,892
Diluted	9,658,954	9,486,816	9,660,305	9,533,983

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	May 31, 2012	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$363,791	$846,967
Adjustments to reconcile net income
to net cash provided by operating activities:
Allowance for doubtful accounts	5,000	-
Depreciation and amortization	27,338	44,473
Stock compensation expense	11,622	72,039
Deferred income taxes	189,525	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	479,615	424,392
Inventory	(259,460)	161,602
Prepaid expenses and taxes	16,171	(18,678)
Other assets	153	-
Accounts payable	521,847	(480,320)
Deferred rent	5,840	-
Accrued expenses	(32,312)	(220,491)

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,329,130	829,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(9,157)	(7,583)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(9,157)	(7,583)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Continued)
(unaudited)

	Six Months Ended
	May 31, 2012	May 31, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	6,250	-

NET CASH FLOWS PROVIDED BY IN FINANCING ACTIVITIES	6,250	-

NET CHANGE IN CASH	1,326,223	822,401

CASH AT BEGINNING OF PERIOD	1,905,455	883,331

CASH AT END OF PERIOD	$3,231,678	$1,705,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$37,745	$141,541

Interest paid	$13,179	$45,510

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,925	$8,175

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION, DESCRIPTION OF COMPANY'S BUSINESS AND BASIS OF PRESENTATION

Surge Components, Inc. (“Surge”) was incorporated in the State of New York and commenced operations on November 24, 1981 as an importer of electronic products, primarily capacitors and discrete semi-conductors selling to customers located principally throughout North America. On June 24, 1988, Surge formed Challenge/Surge Inc. (“Challenge”), a wholly-owned subsidiary to engage in the sale of electronic component products and sounding devices from established brand manufacturers to customers located principally throughout North America.

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2012 and May 31,  2011 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,422,000 and $1,693,000 for the six months ended May 31, 2012 and May 31, 2011 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $205,964 and $199,562 for the six months ended May 31, 2012 and May 31, 2011 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,119,000 and $2,492,000 for the six months ended May 31, 2012 and May 31, 2011 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2012 approximated $1,340,000. The Company, at May 31, 2012, has a reserve against slow moving and obsolete inventory of $911,353. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

(5) Depreciation and Amortization:

Fixed assets are recorded at cost.  Depreciation is generally calculated on a straight line method and amortization of leasehold improvements is provided for on the straight-line method over the estimated useful lives of the various assets as follows:

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.   At May 31, 2012 and November 30, 2011, the Company's uninsured cash balances totaled approximately $1,413,000 and $586,000, respectively.

(7) Income Taxes:

The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes.  A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note G.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended May 31, 2012 and May 31, 2011.

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

(11) Fair Value of Financial Instruments:

The carrying amount of cash balances, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the nature of those items. Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret the market data used to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $7,809 and $8,276 for the six months ended May 31, 2012 and May 31, 2011 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2012 and 2011 totaled 273,424 and 405,910, respectively.

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

(16) Reclassifications:

Certain amounts included in 2011 financial statements have been reclassified to conform to the 2012 presentation.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2012	2011

Furniture and Fixtures	$321,099	$350,563
Leasehold Improvements	909,014	906,449
Computer Equipment	966,631	930,575
Less-Accumulated Depreciation	(2,096,876)	(2,069,538)
Net Fixed Assets	$99,868	$118,049

Depreciation and amortization expense for the six months ended May 31, 2012 and May 31, 2011 was $27,338 and $44,473, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2012	2011

Commissions	$228,877	$211,789
Preferred Stock Dividends	170,932	165,007
Interest	102,399	102,399
Other accrued expenses	147,088	190,754

	$649,296	$669,949

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $770,000 at November 30, 2011. Pension expense for the six months ended May 31, 2012 and May 31, 2011 was $1,197 and $2,757, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of May 31, 2012.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the  Series B Preferred Stock is outstanding as of May 31, 2012.

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

In February 2006, the Company settled with a shareholder to repurchase 10,000 shares of Series C Preferred plus accrued dividends for $50,000.

Pursuant to exchange agreements dated as of March 14, 2011, 9,000 shares of Series C Preferred were returned to the Company for cancellation in exchange for 112,500 shares of common stock.

At May 31, 2012 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock option incentive plan activity for the six months ended May 31, 2012 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2011	685,000	$0.25
Options exercised in May 2012	(25,000)	$0.25
Options cancelled in May 2012	(1,000)	$1.15
Options outstanding May 31, 2012	659,000	$0.39

Options exercisable May 31,2012	603,000	$0.29

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

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15, the value of the common stock on the date of the grant.  These options vest over a three year period and expire in ten years.  The fair values of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 3.42% (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2011 was $0.82.  During the six months ended May 31, 2012, the Company recorded stock based compensation totaling $11,622 as a result of these stock option grants.

The intrinsic value of the exercisable options at May 31, 2012 totaled $132,660.  At May 31, 2012 the weighted average remaining life of the stock options is 3.74 years.  At May 31, 2012, there was $40,672 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .999 years.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	May 31	November 30,
	2012	2011
Deferred Tax Assets
Net operating loss	$5,200,256	$5,345,554
Allowance for bad debts	13,850	7,793
Inventory	442,366	498,220
Deferred Rent	9,020	985
Depreciation	187,478	183,646
Total deferred tax assets	5,852,970	6,036,198
Valuation allowance	(4,573,579)	(4,567,282)

Deferred Tax Assets	$1,279,391	$1,468,916

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance increased by approximately $6,000 during the six months ended May 31, 2012 and decreased by $2,274,000 during the year ended November 30, 2011, respectively. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Six Months Ended
	May 31, 2012	May 31. 2011

Current:
Federal	$6,702	$16,290
States	6,248	(9,831)

	12,950	6,459
Deferred:
Federal	146,818	--
States	42,707	--

	189,525	--

Provision for income taxes	$202,475	$6,459

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Six Months Ended May 31,
	2012	2011
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(0)%	(38)%
State income taxes	2%	5%
Other	-	-
Effective tax rate	36%	1%

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

$1,535,258

Net rental expense for six months ended May 31, 2012 and May 31, 2011 were $129,595 and $126,229 respectively, of which $112,240 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2012 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through May 31, 2012 totaling $200,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 10% of net sales for the six months ended May 31, 2012 and two customers who accounted for 10% and 13% of net sales for the six months ended May 31, 2011.  The Company had one customer who accounted for 17% and 24% of accounts receivable at May 31, 2012 and November 30, 2011, respectively.

NOTE K- MAJOR SUPPLIERS

During the six months ended May 31, 2012 and May 31, 2011 there was one foreign supplier accounting for 27% and 41% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the six months ended May 31, 2012, the Company purchased 45% from Taiwan, 21% from Hong Kong, 22% from elsewhere in Asia and less than 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Six Months Ended May 31,
	2012	2011
Canada	1,328,258	1,337,341
China	1,999,646	1,998,692
Other Asian Countries	705,717	1,424,348
Europe	67,434	65,741

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate. While the credit line was to expire in June 2012, the bank agreed to extend the credit line until September 2012.  The Company plans to renew the credit line by September 2012. The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.  At May 31, 2012, the Company was in compliance with the financial covenants.  As of May 31, 2012, the outstanding balance on the line of credit was zero.

NOTE N – SUBSEQUENT EVENTS

On July 11, 2012, the Company granted a stock option to a director to purchase 50,000 shares of the Company's common stock at an exercise price of $0.51, the market price of the common stock on the date of grant. The stock option vested immediately and expires five years from the grant date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

 In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors" In our annual report on form 10-K. These forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

Overview

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. We sell our products to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors who resell these products within their customer base.  The products that we sell  are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We have a long-term supply agreement with only one of our suppliers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Such commissions have not been material to date. The Company anticipates that this direct business will increase and so will commissions to the Company.

Challenge engages in the electronic components business. In 1999, Challenge began a division to sell audible components. From 2002 to 2011, net sales for this division has increased by 97%. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  Since 2002, we have increased our imported private label Challenge branded product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. In 2005, we hired a design engineer on our staff that had thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell and we now are selling alarms and chimes. We sell these products through independent representatives that earn a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

In 2002, the Company opened a Hong Kong office and hired direct sales people in order to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States of America. This office has strengthened its global capabilities and service to its customer base in Asia.

The electronic components industry has changed, from one of strong demand to now one of moderate demand.  As management previously stated, the strong demand of 2011 has leveled off to a moderate demand for components in 2012. We believe the move from strong demand to moderate demand is a result of the easing of post tsunami/earthquake conditions in Japan.  We believe that once the suppliers in Japan were back to full production, customers’ demand for product was less urgent. We also attribute softening demand to economic problems in Europe, which have a trickle down effect globally. As a result of decreased business volumes overall, we expect that some of the Company’s customers, especially those whose business includes the European market, will experience reduced demand for components.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $39,000.

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

Results of Operations
Comparison of six and three months ended May 31, 2012 and May 31, 2011

Consolidated net sales for the six months ended May 31, 2012 decreased by $184,475 or 2%, to $10,832,682 as compared to net sales of $11,017,157 for the six months ended May 31, 2011.  We largely attribute the decrease to a decline in business with certain customers due to these customers having excess inventory as a result of not meeting their forecasts and over-ordering in prior periods.  At this time we do not expect additional declines in sales as a result of these excess inventories.  A small portion of the decrease can also be attributed to the decrease in commission income. Consolidated net sales for the three months ended May 31 2012 increased by $79,229 or 1% to $5,603,262 as compared to net sales of $5,524,033 for the three months ended May 31, 2011.

Our gross profit for the six months ended May 31, 2012 decreased by $160,822, or 5%, as compared to the six months ended May 31, 2011. The decrease in gross profit was partially due to the decrease in net sales.  Gross margin as a percentage of net sales decreased to 29.8% for the six months ended May 31, 2012 compared to 30.8% for the six months ended May 31, 2011. Our gross profit as a percentage of net sales for the three months ended May 31, 2012 decreased to 30% compared to 30.8% for the three months ended May 31, 2011 We attribute the decrease in gross margin as a percentage of net sales to our rising costs, primarily costs of materials.  As our factories have passed cost increases on to us, we have only been able to pass the same on to some customers but not all. . Management also attributes some of the reduction in gross profit to the fact that our major supplier is no longer giving us a volume discount on products bought. Also, the concentration of business with one main distributor has shifted to lower profit margin items compared to the six months ended May 31, 2011 which comprised mainly of higher profit margin items.

Selling and shipping expenses for the six months ended May 31, 2012 was $1,043,330, an increase of $201,352, or 24%, as compared to $841,978 for the six months ended May 31, 2011. Selling and shipping expenses for the three months ended May 31, 2012 was $513,629, an increase of $96,195 or 23% as compared to $417,434 for the three months ended May 31, 2011.    Specifically the increase is due to additional salesmen salaries, commission expense and other selling expenses, such as travel and freight out expense.

General and administrative expenses for the six months ended May 31, 2012 was $1,592,627, an increase of $14,941, or 1%, as compared to $1,577,686 for the six months ended May 31, 2011. The increase is due to the hiring of additional employees and increased costs of insurance as well as increases in office expenses. General and administrative expenses for the three months ended May 31, 2012 was $760,868, a decrease of $143,868 or 16% as compared to $904,736 for the three months ended May 31, 2011.  The decrease is primarily due to a change in the accrual of the officers’ bonus compensation. Accordingly, the Company recorded six months of bonus accrual in the three months ended May 31, 2011 as compared to only three months being accrued in May 31, 2012.

Investment income for the six months ended May 31, 2012 was $1,043 compared to $1,301 for the six months ended May 31, 2011. We attribute the decrease of $258, or 20%, to lower interest rates in our money market accounts during the six months ended May 31, 2012. Investment income for the three months ended May 31, 2012 was $729 an increase of $91 or 14% as compared to $638 for the three months ended May 31, 2011.  We attribute the increase to additional cash being placed in the money market account during the three months ended May 31, 2012.

Interest expense for the six months ended May 31, 2012 was $0, compared to $11,090 for the six months ended May 31, 2011.  Interest expense for the three months ended May 31, 2012 was $0 compared to $3,336 for the three months ended May 31, 2011.  We attribute the decrease to the decrease in borrowing from our lender. The Company did not have any borrowings in the six months ended May 31, 2012.

Income tax expense for the six months ended May 31, 2012 was $202,475, compared to $68,447 in expense for the six months ended May 31, 2011.  Income tax expense for the three months ended May 31, 2012 was $165,015 compared to $61,988 for the three months ended May 31, 2011.  The difference is a result of an increase in federal corporate taxes incurred due to net operating loss limitations with the IRS tax code and management’s reevaluating their estimate on the deferred income tax valuation to reflect a less than full valuation allowance. Due to the Company sustaining profits for the last few years, management has determined that it is more likely than not that the Company will realize a portion of the deferred tax assets. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the six months ended May 31, 2012 was $363,791, compared to the net income of $846,967 for the six months ended May 31, 2011. As a result of the foregoing, net income for the three months ended May 31, 2012 was $230,977 as compared to $294,108 for the three months ended May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2012 we had cash of $3,231,678, and working capital of $6,625,500. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2012, we had net cash flow from operating activities of $1,329,130, as compared to net cash flow from operating activities of $829,984 for the six months ended May 31, 2012. The increase in cash flow from operating activities resulted from an increase in accounts payable and accrued expenses as partially offset by an increase in inventory and deferred taxes and lower income. We had net cash flow used in investing activities of $9,157 for the six months ended May 31, 2012, as compared to net cash flow used in investing activities of $7,583 for the six months ended May 31, 2011.   The Company invested relatively the same amount of money into new computers for both years.

We had net cash flows provided by financing activities of $6,250 for the six months ended May 31, 2012, as compared to net cash flow used in or provided by financing activities of $0 for the six months ended May 31, 2011. The increase in cash flow from financing activities resulted from a non-executive board member exercising an option and acquiring 25,000 shares of common stock.

As a result of the foregoing, the Company had a net increase in cash of $1,326,223 for the six months ended May 31, 2012, as compared to a net increase in cash of $822,401 for the six months ended May 31, 2011.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000. Borrowings under the line accrue interest at 2.56% over the LIBOR rate. While the credit line was to expire in June 2012 the bank agreed to extend the credit line until September 2012.  The Company plans to renew the credit line by September 2012..  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants. At May 31, 2012 the Company was in compliance with the financial covenants and had no borrowings on the credit line.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2012:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	1,448,968	171,103	328,503	341,774	607,588
Employment agreements	300,000	300,000	--	--	--

Total obligations	$1,748,968	$471,103	$328,503	$341,774	$607,588

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2012 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the three months ended May 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

SURGE COMPONENTS, INC.

Date: July 13, 2012	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)