Form 10-Q
period 2012-08-31
SURGE COMPONENTS INC
filed 2012-10-12
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2012

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

As of October 12, 2012, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2012	2011
ASSETS	(unaudited)

Current assets:
Cash	$3,234,472	$1,905,455
Accounts receivable - net of allowance for
doubtful accounts of $34,676 and $29,676	4,124,917	4,149,068
Inventory, net	2,809,982	2,802,327
Prepaid expenses and income taxes	100,264	130,436
Deferred income taxes	255,878	293,783

Total current assets	10,525,513	9,281,069

Fixed assets – net of accumulated depreciation and amortization of $2,110,872 and $2,069,538	88,054	118,049

Deferred income taxes	1,023,513	1,175,133
Other assets	8,020	6,376

Total assets	$11,645,100	$10,580,627

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2012	2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loan payable	$-	$-
Accounts payable	2,405,946	2,019,980
Accrued expenses and taxes	671,469	669,949
Accrued salaries	391,037	517,172

Total current liabilities	3,468,452	3,207,101

Deferred rent	25,503	16,743

Total liabilities	3,493,955	3,223,844

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding.
Series B – 200,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series C – 100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,035,012 shares issued and outstanding	9,060	9,035

Additional paid-in capital	23,027,033	22,995,384
Accumulated deficit	(14,884,972)	(15,647,660)

Total shareholders' equity	8,151,145	7,356,783

Total liabilities and shareholders' equity	$11,645,100	$10,580,627

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011
Net sales	$16,891,754	$17,336,082	$6,059,072	$6,318,925

Cost of goods sold	11,930,233	11,989,346	4,326,069	4,361,529

Gross profit	4,961,521	5,346,736	1,733,003	1,957,396

Operating expenses:
Selling and shipping expenses	1,598,747	1,327,022	555,417	485,044
General and administrative expenses	2,335,915	2,341,282	743,288	763,596
Depreciation and amortization	41,334	66,877	13,996	22,404

Total operating expenses	3,975,996	3,735,181	1,312,701	1,271,044

Income before other income (expense) and income taxes	985,525	1,611,555	420,302	686,352

Other income(expense):

Interest expense	-	(11,920)	-	(830)

Investment income	1,777	1,693	734	392

Other income(expense)	1,777	(10,227)	734	(438)

Income before income taxes	987,302	1,601,328	421,036	685,914

Income taxes	212,764	74,265	10,289	5,818

Net Income	774,538	1,527,063	410,747	680,096
Dividends on preferred stock	11,850	14,100	5,925	5,925

Net income available to common shareholders	$762,688	$1,512,963	$404,822	$674,171

Net income per share available to common shareholders:

Basic	$.08	$.17	$.04	$.07
Diluted	$.08	$.16	$.04	$.07

Weighted Shares Outstanding:
Basic	9,044,285	8,992,311	9,060,012	9,035,012
Diluted	9,673,922	9,536,004	9,689,649	9,578,705

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	August 31, 2012	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$774,538	$1,527,063
Adjustments to reconcile net income
to net cash provided by operating activities:
Allowance for doubtful accounts	5,000	-
Depreciation and amortization	41,334	66,877
Stock compensation expense	25,424	77,850
Deferred income taxes	189,525	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	19,151	(282,560)
Inventory	(7,655)	(599,678)
Prepaid expenses and taxes	30,172	(18,546)
Other assets	(1,644)	239,336
Accounts payable	385,966	173,223
Deferred rent	8,760	11,097
Accrued expenses	(136,465)	(400,588)

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,334,106	794,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(11,339)	(13,663)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(11,339)	(13,663)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Continued)
(unaudited)

	Nine Months Ended
	August 31, 2012	August 31, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	6,250	-

NET CASH FLOWS PROVIDED BY IN FINANCING ACTIVITIES	6,250	-

NET CHANGE IN CASH	1,329,017	780,411

CASH AT BEGINNING OF PERIOD	1,905,455	883,331

CASH AT END OF PERIOD	$3,234,472	$1,663,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$47,745	$74,265

Interest paid	$-	$46,340

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$11,850	$14,100

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2012 and August 31,  2011 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,550,000 and $2,885,000 for the nine months ended August 31, 2012 and August 31, 2011 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $215,644 and $257,482 for the nine months ended August 31, 2012 and August 31, 2011 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,830,000 and $3,435,000 for the nine months ended August 31, 2012 and August 31, 2011 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2012 approximated $930,000. The Company, at August 31, 2012, has a reserve against slow moving and obsolete inventory of $911,353. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.   At August 31, 2012 and November 30, 2011, the Company's uninsured cash balances totaled approximately $1,698,387 and $586,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended August 31, 2012 and August 31, 2011.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $10,468 and $9,778 for the nine months ended August 31, 2012 and August 31, 2011 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2012 and 2011 totaled 316,363 and 378,307, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2012	2011

Furniture and Fixtures	$321,099	$350,563
Leasehold Improvements	909,014	906,449
Computer Equipment	968,813	930,575
Less-Accumulated Depreciation	(2,110,872)	(2,069,538)
Net Fixed Assets	$88,054	$118,049

Depreciation and amortization expense for the nine months ended August 31, 2012 and August 31, 2011 was $41,334 and $66,877, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2012	2011

Commissions	$287,413	$211,789
Preferred Stock Dividends	176,857	165,007
Interest	102,399	102,399
Other accrued expenses	104,800	190,754

	$671,469	$669,949

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $770,000 at November 30, 2011. Pension expense for the nine months ended August 31, 2012 and August 31, 2011 was $2,766 and $4,033, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of August 31, 2012.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the  Series B Preferred Stock is outstanding as of August 31, 2012.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of the Company’s Common Stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $176,857 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2012.  The Company has accrued these dividends.

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

At August 31, 2012 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock option incentive plan activity for the nine months ended August 31, 2012 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2011	685,000	$0.25
Options issued in nine months ended August 31, 2012	50,000	$0.51
Options exercised in nine months ended August 31, 2012	(25,000)	$0.25
Options cancelled in nine months ended August 31,2012	(1,000)	$1.15
Options outstanding at August 31, 2012	709,000	$0.30

Options exercisable at August 31,2012	619,667	$0.30

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

In July 2012, the Company granted a stock option to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51, the market price of the common stock on the date of the grant.  This option vested immediately and expires in five years.  The fair value of this stock options is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 35% (based on stock volatility of public company industry peers); average risk-free interest rate of 0.67% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2011 was $0.82.  During the nine months ended August 31, 2012, the Company recorded stock based compensation totaling $17,433 as a result of these stock option grants.

The intrinsic value of the exercisable options at August 31, 2012 totaled $57,500.  At August 31, 2012 the weighted average remaining life of the stock options is 3.60 years.  At August 31, 2012, there was $34,861 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .875 years.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25. In July 2012, a stock option was granted to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2012	2011
Deferred Tax Assets
Net operating loss	$5,247,001	$5,345,554
Allowance for bad debts	11,853	7,793
Inventory	442,366	498,220
Deferred Rent	10,186	985
Depreciation	187,389	183,646
Total deferred tax assets	5,898,795	6,036,198
Valuation allowance	(4,619,404)	(4,567,282)

Deferred Tax Assets	$1,279,391	$1,468,916

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance increased by approximately $52,000 during the nine months ended August 31, 2012. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Nine Months Ended
	August 31, 2012	August 31. 2011

Current:
Federal	$193,860	$38,790
States	18,904	35,475

	212,764	74,265
Deferred:
Federal	-	--
States	-	--

	-	--

Provision for income taxes	$212,764	$74,265

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months Ended August 31,
	2012	2011
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(14)%	(34)%
State income taxes	2%	5%
Other	-	-
Effective tax rate	22%	5%

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

In June 2012, the Company renewed a lease to rent office space in Hong Kong for one year. Annual minimum rental payments are approximately $23,000.

The future minimum rental commitments at November 30, 2011:

Year Ending
November 30,
2012	182,641
2013	174,163
2014	165,878
2015	169,195
2016	172,579
2017 & thereafter	693,878

$1,558,334

Net rental expense for the nine months ended August 31, 2012 and August 31, 2011 were $184,628 and $184,763 respectively, of which $167,344 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2013 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through August 31, 2012 totaling $200,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 10% of net sales for the nine months ended August 31, 2012 and two customers who accounted for 10% and 12% of net sales for the nine months ended August 31, 2011.  The Company had one customer who accounted for 20% and 22% of accounts receivable at August 31, 2012 and November 30, 2011, respectively.

NOTE K- MAJOR SUPPLIERS

During the nine months ended August 31, 2012 and August 31, 2011 there was one foreign supplier accounting for 42% and 44% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the nine months ended August 31, 2012, the Company purchased 46% from Taiwan, 19% from Hong Kong, 23% from elsewhere in Asia and less than 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Nine Months Ended August 31,
	2012	2011
Canada	2,041,882	2,240,202
China	3,178,617	3,160,164
Other Asian Countries	1,079,456	1,688,897
Europe	138,276	106,779

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate. While the credit line was to expire in September 2012, the bank agreed to extend the credit line until March 2013.  The Company plans to renew the credit line by March 2013. The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.  At August 31, 2012, the Company was in compliance with the financial covenants.  As of August 31, 2012, the outstanding balance on the line of credit was zero.

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

Challenge engages in the sale of electronic components business, including audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  Since 2002, we have increased our imported private label Challenge branded product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff, who works with our suppliers on such redesigns. We continue to expand the line of products we sell and we now are selling alarms and chimes. We sell these products through independent representatives that earn a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.  A significant portion (approximately $500,000) of the total amount of the reserves relate to a product line for which demand dropped significantly as a result of a change in an environmental law several years ago.  If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $37,000.

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

Results of Operations
Comparison of nine and three months ended August 31, 2012 and August 31, 2011

Consolidated net sales for the nine months ended August 31, 2012 decreased by $444,328 or 3%, to $16,891,754 as compared to net sales of $17,336,082 for the nine months ended August 31, 2011.  We largely attribute the decrease to a decline in business with certain customers due to these customers having excess inventory as a result of not meeting their forecasts and over-ordering in prior periods.  At this time we do not expect additional declines in sales as a result of these excess inventories. Certain of our customers are currently experiencing declines in their business or are transitioning to new designs, which also attributed to the decrease in our sales.  A small portion of the decrease can also be attributed to the decrease in commission income. Consolidated net sales for the three months ended August 31 2012 decreased by $289,853 or 4% to $6,059,072 as compared to net sales of $6,318,925 for the three months ended August 31, 2011.

Our gross profit for the nine months ended August 31, 2012 decreased by $385,215, or 7%, as compared to the nine months ended August 31, 2011. The decrease in gross profit was partially due to the decrease in net sales.  Gross margin as a percentage of net sales decreased to 29.4% for the nine months ended August 31, 2012 compared to 30.8% for the nine months ended August 31, 2011. Our gross profit for the three months ended August 31, 2012 decreased by $224,393 or 11% as compared to the three months ended August 31, 2011. Our gross profit as a percentage of net sales for the three months ended August 31, 2012 decreased to 28.6% compared to 31% for the three months ended August 31, 2011 We attribute the decrease in gross margin as a percentage of net sales to our rising costs, primarily costs of materials.  As our factories have passed cost increases on to us, we have only been able to pass the same on to some customers but not all.  Management also attributes some of the reduction in gross profit to the fact that our major supplier is no longer giving us a volume discount on products bought. Also, the concentration of business with one main distributor has shifted to lower profit margin items compared to the nine months ended August 31, 2011 which comprised mainly of higher profit margin items.

Selling and shipping expenses for the nine months ended August 31, 2012 was $1,598,747, an increase of $271,725, or 20%, as compared to $1,327,022 for the nine months ended August 31, 2011. Selling and shipping expenses for the three months ended August 31, 2012 was $555,417, an increase of $70,373 or 15% as compared to $485,044 for the three months ended August 31, 2011.    Specifically the increase is due to additional salesmen salaries, commission expense and other selling expenses, such as travel and freight out expense.

General and administrative expenses for the nine months ended August 31, 2012 was $2,335,915, a decrease of $5,367, or less than 1%, as compared to $2,341,282 for the nine months ended August 31, 2011. General and administrative expenses for the three months ended August 31, 2012 was $743,288, a decrease of $20,308 or 3% as compared to $763,596 for the three months ended August 31, 2011.  The decrease is primarily attributed to the reduction in officer bonuses this quarter and partially offset by the increase in directors fees that took effect in March 2012.

Investment income for the nine months ended August 31, 2012 was $1,777 compared to $1,693 for the nine months ended August 31, 2011. We attribute the decrease of $84, or 5%, to lower interest rates in our money market accounts during the nine months ended August 31, 2012. Investment income for the three months ended August 31, 2012 was $734 an increase of $342 or 87% as compared to $392 for the three months ended August 31, 2011.  We attribute the increase to additional cash being placed in the money market account during the three months ended August 31, 2012.

Interest expense for the nine months ended August 31, 2012 was $0, compared to $11,920 for the nine months ended August 31, 2012.  Interest expense for the three months ended August 31, 2012 was $0 compared to $830 for the three months ended August 31, 2011.  We attribute the decrease to the decrease in borrowing from our lender. The Company did not have any borrowings in the nine months ended August 31, 2012.

Income tax expense for the nine months ended August 31, 2012 was $212,764, compared to $74,265 in expense for the nine months ended August 31, 2011.  Income tax expense for the three months ended August 31, 2012 was $10,289 compared to $5,818 for the three months ended August 31, 2011.  The difference is a result of an increase in federal corporate taxes incurred due to net operating loss limitations with the IRS tax code and management’s reevaluating their estimate on the deferred income tax valuation to reflect a less than full valuation allowance. Due to the Company sustaining profits for the last few years, management has determined that it is more likely than not that the Company will realize a portion of the deferred tax assets. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2012 was $774,538, compared to the net income of $1,527,063 for the nine months ended August 31, 2011. As a result of the foregoing, net income for the three months ended
August 31, 2012 was $410,747 as compared to $680,096 for the three months ended August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2012, we had cash of $3,234,472, and working capital of $7,057,061. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2012, we had net cash flow from operating activities of $1,334,106, as compared to net cash flow from operating activities of $794,074 for the nine months ended August 31, 2011. The increase in cash flow from operating activities resulted from an increase in accounts payable and inventory and deferred income taxes and partially offset by a decrease in income, in accounts receivable, and other assets.

We had net cash flow used in investing activities of $11,339 for the nine months ended August 31, 2012, as compared to net cash flow used in investing activities of $13,663 for the nine months ended August 31, 2011.   The Company invested relatively the same amount of money into new computers for both years.

We had net cash flows provided by financing activities of $6,250 for the nine months ended August 31, 2012, as compared to net cash flow used in or provided by financing activities of $0 for the nine months ended August 31, 2011. The increase in cash flow from financing activities resulted from a non-executive board member exercising an option and acquiring 25,000 shares of common stock.

As a result of the foregoing, the Company had a net increase in cash of $1,329,017 for the nine months ended August 31, 2012, as compared to a net increase in cash of $780,411 for the nine months ended August 31, 2011.

We are currently developing a strategic plan for our future, which will include a plan for the use of a portion of our cash. We expect to complete development of this strategic plan by the end of the year.

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000. Borrowings under the line accrue interest at 2.56% over the LIBOR rate. While the credit line was to expire in September 2012 the bank agreed to extend the credit line until March 2013.  The Company plans to renew the credit line by March 2013..  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants. At August 31, 2012 the Company was in compliance with the financial covenants and had no borrowings on the credit line.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2012:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	1,558,334	182,641	340,041	341,774	693,878
Employment agreements	412,500	412,500	--	--	--

Total obligations	$1,970,834	$595,141	$340,041	$341,774	$693,878

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2012 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the three months ended August 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 12, 2012	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)