Form 10-K
period 2012-11-30
SURGE COMPONENTS INC
filed 2013-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

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

Common Stock, Par Value $0.001
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.       [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 31, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $3.9 million.

The Registrant’s common stock outstanding as of February 13, 2013, was 9,060,012 shares of common stock.

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

We were incorporated under the laws of the State of New York on November 24, 1981, and re-incorporated in Nevada on August 26, 2010. We completed an initial public offering of our securities in 1984 and a second offering in August 1996. Our principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729 and our telephone number is (631) 595-1818.

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. As the exclusive sales agent for this manufacturer, we are solely responsible for marketing and selling its products in North America. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Such commissions have not been material to date.

Challenge is engaged in the electronic components business. In 1999, Challenge began a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result, we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  We have since increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have a design engineer on our staff with more than thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

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

The electronics industry has been characterized by intense price cutting and rapid technological changes and development, which could materially adversely affect our future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of  the products that we sell, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components, including the products that we sell. Accordingly, any downturn in the electronics industry in general could adversely affect our business and results of operations.  There are forces of change affecting the wholesale distribution industry, including the electronics industry. The industry has experienced a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia to benefit from this low cost labor region using their own factory or a subcontractor. Surge has responded to this trend by setting up a Hong Kong corporation, Surge Components, Limited, and hiring sales staff to better position the Company in the Asian markets. Due to rising transportation and employment costs in Asia, we have seen U.S. manufacturers start moving their manufacturing facilities to Mexico to reduce transportation costs and bring manufacturing much closer to home. At this time, however, none of our customers has moved their manufacturing facilities to Mexico.

Products

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2012 and Fiscal 2011, capacitors accounted for approximately 50% and 50% of Surge's sales respectively of which approximately 75% was Lelon capacitors (discussed below). Discrete components accounted for Surge's remaining sales in Fiscal 2012 and Fiscal 2011. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2012.

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

Aluminum Electrolytic Capacitors- These capacitors, which are Surge's principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. Our supplier has one of the largest facilities for these products in Taiwan and China. These facilities are fully certified for the International Quality Standard ISO 9001 and QS9000, and TS16949, which means that they meet the strictest requirements established by the automotive industry and adopted throughout the world to ensure that the facility's manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information and to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This certification permits us to monitor quality control/manufacturing process information and to respond to any customer questions.

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

The product line of discrete components we sell includes:

Rectifiers- Low power semiconductor rectifiers are devices that convert alternating current, or AC power, into one directional current, or DC power, by permitting current to flow in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. All products are available in traditional leaded as well as surface mount (chip) packages. Surge's rectifier suppliers all have the aforementioned certifications, giving us an opportunity to market the products that we sell  to the automotive industry.

Transistors- These products send a signal to the circuit for transmission of waves. They are commonly used in applications involving the processing or amplification of electric current and electric signals, including data, television, sound and power. All products are available in traditional leaded as well as surface mount (chip) packages. Surge sells many types of ISO 9002 transistors, including power transistors, designed for large currents to safely dissipate large amounts of power.

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

Inventory

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2012, we maintained inventory valued at $2,788,958.

Because of the experience of our management, including Ira Levy and Steven Lubman, we believe that we know the best prices to buy the products we sell and as a result we generally waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components, which we hold in inventory decline, or if new technology is developed that displaces products that we sell, our business could be materially adversely affected.

Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2012 and Fiscal 2011, Challenge purchased approximately 90% and 87%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2012, those foreign manufactured products were supplied from manufacturers in Taiwan (49%), Hong Kong (18%), elsewhere in Asia (25%) and overseas outside of Asia (less than 1%). Surge purchases its products from approximately sixteen different manufacturers.

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

We only have one agreement with a supplier Lelon Electronics  which is terminable by either party upon notice to the other party. We have an agreement to act as the sales agent in North America for one of our manufacturers, Lelon Electronics.  While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

For Fiscal 2012 and Fiscal 2011, one of Surge's vendors, Lelon Electronics, accounted for approximately 45% and 46% of Surge's consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier,  could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

The Company has a written agreement with Lelon Electronics regarding the supply of inventory for the Company’s customers.  The Company purchases products under both the Company’s name and Lelon’s brand name for the Company’s inventory in order to supply the Company’s customers.  For the majority of purchases from Lelon Electronics, the Company takes title to the products, houses them in the Company’s warehouse and sells directly to the Company’s customers.  There is no right of return on the products purchased from Lelon and the Company accepts all credit risk with regards to sales of these products.

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our inventory and our relationships with our manufacturers, we have been able to mitigate the effect of any of these shortages in components. However, should there be shortages in the future, such shortages could have both a beneficial or an adverse effect upon our business. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. Currently, demand in the industry is flat regarding product availability for customers in most market segments.

Marketing and Sales

Surge's sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs nine sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships. Our executive officers also devote a significant amount of time to developing and maintaining continuing relations with our key customers.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2012, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Many customers require their suppliers to have a local presence and Surge's network of independent sales representatives are responsive to these needs. Surge formed a Hong Kong corporation, Surge Components, Limited and hired a regional sales manager to service the Hong Kong/Greater China region customers.

Other marketing efforts include generation and distribution of catalogs and brochures of the products we sell and attendance at trade shows. We have produced an exhibit for display at electronics trade shows throughout the year. The products that we sell have been exhibited at the electronic distribution show in Las Vegas, and we intend to continue our commitment and focus on the distribution segment of the industry by our visibility at the Electronic Distributor Trade Show. In addition, we have updated our website to make it more informative and user friendly.  Our search engines have been improved so that customers can find us more easily and we have developed a new portal system to help with lead management and disbursement.

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. One of our customers, Honeywell, accounted for 10% of net sales for  Fiscal 2012. For Fiscal 2011, the Company had two customers, Future Electronics and TTI, Inc., who each accounted for 11% of net sales. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

We are subject to legislation, effective July 2006, eliminating lead in certain of the products the Company sells. As a result of the legislation, in 2006, the Company had a one-time write down of its inventory of approximately $500,000. The Company is able to currently obtain products which comply with this law.

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

Backlog

As of November 30, 2012, our backlog was approximately $5,301,000, as compared with $5,014,000 at November 30, 2011. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2012, Surge and Challenge employed 27 persons, two of whom are employed in executive capacities, seven are engaged in sales, two in engineering, three in purchasing, two in administrative capacities, five in customer service, two in accounting and four in warehousing.  None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Item 1A. Risk Factors

An investment in the  our common stock involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this  annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and an investor may lose all or part of his or her investment.

Risks Related to our Business

We only have one agreement with our suppliers and we depend on a limited number of suppliers

We only have one agreement with our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

Our operations would be adverse effected if we lose certain of our customers.

For Fiscal 2012 approximately 10% of our net sales were derived from sales to one customer.  Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our large inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in certain discrete semiconductor components. However, in the future shortages may have an adverse effect upon our business especially if we were to reduce inventory to cut costs and reduce risks of obsolescence.

Our success depends on key personnel whose continued service is not guaranteed.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Ira Levy and Steven Lubman, our chief executive officer and vice president, respectively, who have extensive industry knowledge and relationships and exercise substantial influence over our operations. The loss of services of one or both of these individuals, or our inability to attract and retain highly qualified personnel, could adversely affect our business, and weaken our relationships with suppliers, business partners, and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and trading price of our common stock.

Our business is subject to risks  from trade regulation and foreign economic conditions.

Approximately 92% of the total goods which we purchased in Fiscal 2012 were manufactured in foreign countries, with the majority purchased from Taiwan (49%), Hong Kong (18%), elsewhere in Asia (25%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Our products are not protected by patents, trademarks and proprietary information.

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

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase an investor’s transaction costs to sell those shares.

Rule 3a51-1 of the Exchange Act defines “penny stock,”  in part, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires that a broker or dealer:

•	approve a person’s account for transactions in penny stocks; and

•	receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience and objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which:

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, investors may consider us a speculative or risky investment due to the uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to the prevailing market price for our common stock at any time, including whether our common stock will sustain its current market price, or the effect that the sale or the availability shares for sale at any time will have on the prevailing market price.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of our more time-consuming and costly. We expect to spend between $150,000 and $200,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

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

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729.  We lease our facilities from Great American Realty of Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its former directors, Mark Siegel. Our lease is through September 31, 2020 and our monthly rent is $13,507. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space.  The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2012, the Company entered into a lease to rent office space in Hong Kong for two years. Annual rental payments are approximately $23,077.

Item 3.	Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Quarter	High	Low
2011 First Quarter	$1.15	$0.40
2011 Second Quarter	$1.12	$0.57
2011 Third Quarter	$0.88	$0.68
2011 Fourth Quarter	$0.81	$0.65
2012 First Quarter	$0.84	$0.63
2012 Second Quarter	$0.80	$0.35
2012 Third Quarter	$0.75	$0.30
2012 Fourth Quarter	$0.51	$0.38

As of the date of the filing of this report, there are issued and outstanding 9,060,012 shares of common stock.

As of the date of the filing of this report, there are approximately 225 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

The following table provides information as of November 30, 2012 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	703,000	0.29	772.000

Equity compensation plan not yet approved by security holders	-	-	-

Total	703,000		772,000

(1) Represents the Company's 2010 Incentive Stock Plan.

Recent Sales Of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The electronic components industry has changed, from one of strong demand to now one of moderate demand.  As Management previously stated, the high demand of 2011 has leveled off to a moderate demand for components in 2012. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

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

Accounts Receivable

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

 Revenue Recognition

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

Results of Operations

Consolidated net sales for the fiscal year ended  November 30, 2012 decreased by $884,105 or 4%, to $22,324,164 as compared to net sales of $23,208,269 for the fiscal year ended November 30, 2011.  We largely attribute the decrease to a decline in business with certain customers due to these customers having excess inventory as a result of not meeting their forecasts and over-ordering in prior periods.  Certain of our customers are currently experiencing declines in their business or are transitioning to new designs, which we believe also attributed to the decrease in our sales.

Our gross profit for the fiscal year ended November 30, 2012 increased by 237,606 to 6,845,669, or 3.6%, as compared to $6,608,063 for the fiscal year ended  November 30, 2011.  Gross margin as a percentage of net sales increased to 30.7% for the fiscal year ended November 30, 2012 compared to 28.5% for the fiscal year ended November 30, 2011. We attribute the increase in gross margin as a percentage of net sales to the fact that the Company reserved a large portion of inventory in fiscal 2011 resulting in a lower gross profit margin in 2011.

Selling and shipping expenses for the fiscal year ended November 30, 2012 was $2,140,575, an increase of $306,698, or 16.7%, as compared to $1,833,877 for the fiscal year ended  November 30, 2011. Specifically the increase is due to additional salaries for sales persons, commissions expenses, and selling expenses, such as travel and freight.

General and administrative expenses for the fiscal year ended November 30, 2012 was $3,191,178, a decrease of $59,432, or 1.8%, as compared to $3,250,610 for the fiscal year ended November 30, 2011. The decrease is due to the reduction in officer bonus accrual, bank charges and consulting expense and partially offset by the increase in salaries, professional fees and an increase in directors fees that took effect in March 2012.

Depreciation expense for the fiscal year ended November 30, 2012 was $56,700, a decrease of 32,977 or 37%, as compared to $89,677 for the fiscal year ended November 30, 2011.  The decrease is due to the leasehold improvements of $885,000 becoming fully amortized during the year ended November 30, 2011.

Investment income for the fiscal year ended November 30, 2012 was $2,744, compared to $1,951 for the fiscal year ended  November 30, 2011. We attribute the increase of $793, or 40%, to additional cash being placed in a money market account during the fiscal year ended November 30, 2012.

Interest expense for the fiscal year ended November 30, 2012 was $0, compared to $11,920 for the fiscal year ended November 30, 2011.  We attribute the decrease of $11,920 to the decrease in borrowing from our lender. The Company did not have any borrowings in the fiscal year ended November 30, 2012.

Income tax benefit for the fiscal year ended November 30, 2012 was $47,315, compared to $1,433,794 in expense for the fiscal year ended  November 30, 2011. The difference is a result of an increase in federal corporate taxes incurred due to net operating loss limitations of the tax code and management’s reevaluating their estimate on the deferred income tax valuation in 2011 to reflect a less than full valuation allowance. The Company reevaluates, at least annually, the estimate of the amount of the net operating losses that it will be able to utilize in future years. The change in this estimate has resulted in the changes in the deferred income taxes for the years ended November 30, 2012 and 2011. Due to the Company sustaining profits for the last few years, management has determined that it is more likely than not that the Company will realize a portion of the deferred tax assets. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2012 was $1,507,275, compared to the net income of $2,857,724 for the fiscal year ended November 30, 2011. The primary reason for the decrease in net income is due to the impact of the reversal of the valuation allowance in Fiscal 2011.

Liquidity and Capital Resources

As of November 30, 2012 we had cash of $3,443,964, and working capital of $7,618,799. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2012, we had net cash flow from operating activities of $1,551,539, as compared to net cash flow from operating activities of $1,040,808 for the fiscal year ended  November 30, 2011. The increase in cash flow from operating activities resulted from an increase in deferred income taxes and a decrease in income, accounts receivable, inventory, accounts payable and accrued expenses. Also, in 2011, the restricted cash for the asset based lender was relinquished due to the Company terminating the lender relationship.

We had net cash flow used in investing activities of $19,280 for the fiscal year ended November 30, 2012, as compared to net cash flow used in investing activities of $18,684 for the fiscal year ended  November 30, 2011. The Company invested relatively the same amount of money into new computers for both years.

We had net cash flows provided by financing activities of $6,250 for year ended November 30, 2012, as compared to net cash flow used in or provided by financing activities of $0 for the year ended November 30, 2011. The increase in cash flow from financing activities resulted from a non-executive board member exercising an option and acquiring 25,000 shares of common stock.

As a result of the foregoing, the Company had a net increase in cash of $1,538,509 for the fiscal year ended  November 30, 2012, as compared to a net increase in cash of $1,022,124 for the fiscal year ended  November 30, 2011.

In June 2011, the Company replaced its existing credit line with a line of credit with JP Morgan Chase Bank totaling $1,000,000. Borrowings under the line accrue interest at 2.56% over the LIBOR rate. While the credit line was to expire in September 2012, the bank agreed to extend the credit line until March 2013.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants. At November 30, 2012, the Company was in compliance with the financial covenants. At November 30, 2012, the Company had no borrowings on the credit line.

The Company intends to maintain its current cash along with cash generated from operations to fund its current operations and to execute its plans, which may include potential merger and acquisition activities and investments to expand the Company’s core businesses.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2012:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,361,073	174,163	335,073	348,902	502,935
Employment agreements	$300,000	300,000	--	--	--

Total obligations	$1,661,073	$474,163	$335,073	$348,902	$502,935

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

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

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

As of November 30, 2012 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified reporting the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2012.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 Changes in Internal Controls.

During the quarter ended November 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2013, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2015, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2014. Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position and Offices with Surge
Ira Levy	56	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	58	Vice President, Secretary and Class A Director
Alan Plafker*	54	Class B Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
David Siegel	87	Class B Director
Lawrence Chariton*	55	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
Gary Jacobs*	55	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee

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

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also served on the board of directors of Micronetics, Inc. (NASDAQ:NOIZ), a publicly traded company that manufactures microwave and radio frequency (RF) components.  David Siegel is the father-in-law of Ira Levy.

Lawrence Chariton has served as a director since August 2001. Since 1981, Mr. Chariton has worked as a Sales Manager for Linda Shop, a retail jewelry business, and now does the same for Great American Jewelry, and is involved in charitable organizations benefiting the State of Israel. Mr. Chariton was also a director of New Island Hospital in Bethpage, Long Island. Mr. Chariton graduated from Hofstra University in 1979 with a Bachelor's Degree in accounting.

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

 Audit Committee

The audit committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton.  Mr. Jacobs serves as the chairman of the audit committee. The Company’s board of directors has determined that Gary Jacobs is the audit committee financial expert and chairman of the committee. The audit committee members are “independent” as that term is defined under the Nasdaq Marketplace Rules.

 Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton.  Mr. Jacobs serves as the chairman of the nominating and corporate governance committee.

Compensation Committee

The compensation committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton.  Mr. Jacobs serves as the chairman of the compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16
(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of a late Form 4  for Alan Plafker.

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Corporate Governance” section of our website at www.surgecomponents.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 95 East Jefryn Boulevard, Deer Park, New York 11729, Attention: Ira Levy.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2012 and November 30, 2011:

				All Other
Name and Position	Year	Salary	Bonus	Compensation ($)	Total

Ira Levy	2012	$225,000	$100,000	$62,068 (1)	$387,068
President CEO and CFO	2011	$225,000	$200,000	$56,881(1)	$481,881

Steven J. Lubman	2012	$225,000	$100,000	$54,233(1)	$379,233
Vice President and Secretary	2011	$225,000	$200,000	$49,046(1)	$474,046

(1) Includes payments for medical insurance, automobile allowance and insurance and life insurance.

Employment Agreements

The Company has entered into employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman (the “Executives ”), respectively, with terms through July 30, 2013(renewable on each July 30th for an additional one year period), which provides the Executives with a base salary of $225,000 (“ Base Salary ”).

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

Director Compensation for Year Ending November 30, 2012

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2012. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Plafker	13,200	-	-	-	13,200
David Siegel	13,200	-	-	-	13,200
Lawrence Chariton	13,200	-	-	-	13,200
Gary Jacobs	13,200	-	7,990	-	21,190

Outstanding Equity Awards at November 30, 2012

Name	Number of securities underlying options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	250,000	(1)	0.25	May 2015
Steven Lubman	-	250,000	(1)	0.25	May 2015

(1)	The options were issued on May 6, 2010 and vested one year after issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table sets forth as of February 13, 2013, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
Name and address of	Stock Beneficially		Stock Beneficially
Beneficial Owner (1)	Owned		Owned (2)

Ira Levy	941,368	(3)	10.39%

Steven J. Lubman	805,000	(3)	8.89%

Lawrence Chariton	137,000	(4)	1.51%

Alan Plafker	27,000		*

David Siegel	92,000	(4)	1.01%

Gary Jacobs	87,000	(4)(5)	*

All directors and executive officers as a group (6 persons)	2,089,368		23.04%

Michael Tofias
325 North End Avenue, Apt. 25B
New York, NY 10282	1,753,576		19.36%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2) Applicable percentage ownership is based on 9,060,012 shares of common stock outstanding as of February 13, 2013.

 (3) Includes 250,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are exercisable within 60 days.

(4) Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.25, because the options are exercisable within 60 days.

(5) Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.51, because the options are exercisable within 60 days.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, our Chief Executive Officer, President and Secretary and Steven Lubman, our vice president and one other individual who is not an executive officer or director of the Company.   Our lease is through September 2020 and our annual minimum rent payments were approximately $223,000 and  $215,000 for fiscal 2012 and 2011, respectively.

Director Independence

Lawrence Chariton, Alan Plafker, and Gary Jacobs are independent directors as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended November 30, 2012 and 2011, we paid Seligson & Giannattasio, LLP $100,000 and  $99,000, respectively.

Audit-Related Fees

For the years ended November 30, 2012 and 2011, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for audit-related services.

Tax Fees

For the years ended November 30, 2012 and 2011, we paid Seligson & Giannattasio, LLP $8,000 and $8,000, respectively, for tax related services.

All Other Fees

For the years ended November 30, 2012 and 2011, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for all other services.

The audit committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The audit committee has considered the role of Seligson & Giannattasio, LLP in providing services to us for the fiscal year ended November 30, 2012 and has concluded that such services are compatible with Seligson & Giannattasio, LLP’s independence as the Company's independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1. Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.

2. Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit to Form 8-K filed on September 16, 2010 and incorporated herein by reference)

3.2	By-Laws of Surge Components, Inc. (filed as exhibit to Form 8-K filed on September 16, 2010 and incorporated herein by reference)

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.5	Tenancy Agreement between Surge Components, Inc. and Sam Cheong Stove Parts Co. Ltd (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.6	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.7	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

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

10.16	Distributor Agreement, dated August 14, 2012, between Surge Components, Inc. and TTI, Inc.

10.17	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.18	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.19
First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.20	Promissory Note, dated June 16, 2011, by Surge Components, Inc to JP Morgan Chase Bank (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

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
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2013
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2013
Director

/s/ Alan Plafker
Alan Plafker	February 28, 2013
Director

/s/ David Siegel
David Siegel	February 28, 2013
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2013
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2013
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2012 and 2011 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended November 30, 2012.  Surge Components, Inc. and subsidiaries management is responsible for the consolidated financial statements.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2012 and 2011 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
February 28, 2013

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2012	2011
ASSETS

Current assets:
Cash	$3,443,964	$1,905,455
Accounts receivable - net of allowance for
doubtful accounts of $34,676 and $29,676	3,962,034	4,149,068
Inventory, net	2,788,958	2,802,327
Prepaid expenses and income taxes	106,364	130,436
Deferred income taxes	315,197	293,783

Total current assets	10,616,517	9,281,069

Fixed assets – net of accumulated depreciation and amortization of $2,126,238 and $2,069,538	80,629	118,049

Deferred income taxes	1,260,788	1,175,133
Other assets	7,370	6,376

Total assets	$11,965,304	$10,580,627

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	November 30,	November 30,
	2012	2011

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loan payable	$-	$-
Accounts payable	1,921,631	2,019,980
Accrued expenses and taxes	600,903	669,949
Accrued salaries	475,184	517,172

Total current liabilities	2,997,718	3,207,101

Deferred rent	27,893	16,743

Total liabilities	3,025,611	3,223,844

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding,non-voting,convertible,redeemable.
Series B – 200,000 shares authorized, none outstanding, -voting, convertible, redeemable.
Series C –100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,035,012 shares issued and outstanding	9,060	9,035

Additional paid-in capital	23,082,844	22,995,384
Accumulated deficit	(14,152,235)	(15,647,660)

Total shareholders' equity	8,939,693	7,356,783

Total liabilities and shareholders' equity	$11,965,304	$10,580,627

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended November 30,
	2012	2011

Net sales	$22,324,164	$23,208,269

Cost of goods sold	15,478,495	16,600,206

Gross profit	6,845,669	6,608,063

Operating expenses:
Selling and shipping	2,140,575	1,833,877
General and administrative	3,191,178	3,250,610
Depreciation expense	56,700	89,677

Total operating expenses	5,388,453	5,174,164

Income before other income (expense) and income taxes	1,457,216	1,433,899

Other income (expense):
Investment income	2,744	1,951
Interest expense	-	(11,920)

Other income (expenses)	2,744	(9,969)

Income before income taxes	1,459,960	1,423,930

Income (benefit)taxes	(47,315)	(1,433,794)

Net income	$1,507,275	$2,857,724

Dividends on preferred stock	11,850	14,100
Net income available to common shareholders	$1,495,425	$2,843,624

Net income per share available to
common shareholders:

Basic	$.17	$.32
Diluted	$.15	$.30

Weighted Shares Outstanding:

Basic	9,048,195	9,002,957

Diluted	9,665,331	9,652,096

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2012 and 2011

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2010	$32,700	$33	$8,922,512	$8,922	$22,911,827	$(18,491,284)	$4,429,498

Preferred stock dividends	--	--	--	--	--	(14,100)	(14,100)

Repurchased and issued shares	(9,000)	(9)	112,500	113	(104)	--	-

Issuance of options	--	--	--	--	83,661	--	83,661

Net Income	--	--	--	--	--	2,857,724	2,857,724

Balance – November 30, 2011	23,700	24	9,035,012	9,035	22,995,384	(15,647,660)	7,356,783

Preferred stock dividends	--	--	--	--	--	(11,850)	(11,850)

Issuance of options	--	--	--	--	81,235	--	81,235

Exercise of options	-	-	25,000	25	6,225	--	6,250

Net income	--	--	--	--	--	1,507,275	1,507,275

Balance – November 30, 2012	23,700	$24	9,060,012	$9,060	$23,082,844	$(14,152,235)	$8,939,693

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,507,275	$2,857,724
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	56,700	88,188
Stock compensation expense	81,235	83,661
Changes in allowance for doubtful accounts	5,000	10,163
Deferred income taxes	(107,069)	(1,468,916)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	182,034	(42,182)
Inventory	13,369	(11,001)
Prepaid expenses and income taxes	24,072	(65,595)
Other assets	(994)	241,150
Accounts payable	(98,349)	(613,016)
Deferred rent	11,150	14,277
Accrued expenses	(122,884)	(53,645)

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,551,539	1,040,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(19,280)	(18,684)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(19,280)	(18,684)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(CONTINUED)

	Year Ended
	November 30,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	6,250	-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	6,250	-

NET CHANGE IN CASH	1,538,509	1,022,124

CASH AT BEGINNING OF YEAR	1,905,455	883,331

CASH AT END OF YEAR	$3,443,964	$1,905,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$41,148	$87,577

Interest paid	$-	$61,253

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$11,850	$14,100

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,105,000 and $3,826,000 for the years ended November 30, 2012 and 2011 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $417,528 and $348,788 for the years ended November 30, 2012 and 2011 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $4,051,000 and $4,648,000 for the years ended November 30, 2012 and 2011 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2012 approximated $868,000. The Company, at November 30, 2012, has a reserve against slow moving and obsolete inventory of $580,496. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.   At November 30, 2012 and November 30, 2011, the Company's uninsured cash balances totaled approximately $1,341,304 and $1,121,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended November 30, 2012 and November 30, 2011.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $12,746 and $11,955 for the years ended November 30, 2012 and November 30, 2011 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2012 and 2011 totaled 329,502 and 272,861, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2012	2011

Furniture and Fixtures	$321,099	$350,563
Leasehold Improvements	909,014	906,449
Computer Equipment	976,754	930,575
Less-Accumulated Depreciation	(2,126,238)	(2,069,538)
Net Fixed Assets	$80,629	$118,049

Depreciation and amortization expense for the years ended November 30, 2012 and 2011 was $56,700 and $89,677, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2012	2011

Commissions	$238,003	$211,789
Preferred Stock Dividends	176,857	165,007
Interest	102,399	102,399
Other accrued expenses	83,644	190,754

	$600,903	$669,949

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $898,000 at November 30, 2012. Pension expense for the years ended November 30, 2012 and 2011 was $9,143 and $10,115, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2012.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of November 30, 2012.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of our common stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $176,857 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2012.  The Company has accrued these dividends.

In April 2002, in connection with a Mutual Release, Settlement, Standstill and Non-Disparagement Agreement among other provisions, certain investors transferred back to the Company 252,000 shares of common stock, 19,300 shares of Series C preferred stock, and certain warrants, in exchange for $225,000. These repurchased shares were cancelled.

In February 2006, the Company settled with a shareholder to repurchase 10,000 shares of Series C Preferred plus accrued dividends for $50,000.

Pursuant to exchange agreements dated as of March 14, 2011, 9,000 shares of Series C Preferred were returned to the Company for cancellation in exchange for 112,500 shares of common stock.

At November 30, 2012 there are 23,700 shares of Series C Preferred issued and outstanding.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“Stock Plan”).  The plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Stock option incentive plan activity for the year ended November 30, 2012 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2011	685,000	$0.25
Options issued in the year ended November 30, 2012	50,000	$0.51
Options exercised in the year ended November 30, 2012	(25,000)	$0.25
Options cancelled in the year ended November 30,2012	(7,000)	$1.15
Options outstanding at November 30, 2012	703,000	$0.29

Options exercisable at November 30, 2012	617,667	$0.29

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

In July 2012, the Company granted a stock option to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51, the market price of the common stock on the date of the grant.  This option vested immediately and expires in five years.  The fair value of this stock option is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 35% (based on stock volatility of public company industry peers); average risk-free interest rate of 0.67% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2011 was $0.82.  During the year ended November 30, 2012, the Company recorded stock based compensation totaling $23,244 as a result of these stock option grants.

The intrinsic value of the exercisable options at November 30, 2012 totaled $103,500.  At November 30, 2012 the weighted average remaining life of the stock options is 3.35 years.  At November 30, 2012, there was $29,050 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .749 years.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2012	2011
Deferred Tax Assets
Net operating loss	$5,247,001	$5,345,554
Allowance for bad debts	11,853	7,793
Inventory	442,366	498,220
Deferred Rent	10,186	985
Depreciation	187,302	183,646
Total deferred tax assets	5,898,708	6,036,198
Valuation allowance	(4,322,723)	(4,567,282)

Deferred Tax Assets	$1,575,985	$1,468,916

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance increased by approximately $107,000 during the year ended November 30, 2012. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Years Ended
	November 30, 2012	November 30,. 2011

Current:
Federal	$26,416	$24,717
States	33,338	10,405

	59,754	35,122
Deferred:
Federal	(84,700)	(1,161,913)
States	(22,369)	(307,003)

	(107,069)	(1,468,916)

Provision for income taxes	$(47,315)	$(1,433,794)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Years Ended November 30,
	2012	2011
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(39)%	(143)%
State income taxes	2%	5%
Other	-	4%
Effective tax rate	(3)%	(100)%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $160,000 for the Fiscal 2012, and increase at the rate of three per cent per annum throughout the lease term.

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

The future minimum rental commitments at November 30, 2012:

Year Ending
November 30,
2013	$174,163
2014	$165,878
2015	$169,195
2016	$172,579
2017	$176,323
2018 & thereafter	$502,935

$1,361,073

Net rental expense for the years ended November 30, 2012 and 2011 were $257,181 and $247,877 respectively, of which $223,237 was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2013 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through November 30, 2012 totaling $200,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 10% of net sales for the year ended November 30, 2012 and two customers who each accounted for 11% of net sales for year ended November 30, 2011.  The Company had one customer who accounted for 19% and 24% of accounts receivable at November 30, 2012 and November 30, 2011, respectively.

NOTE K- MAJOR SUPPLIERS

During the years ended November 30, 2012 and 2011 there was one foreign supplier accounting for 45% and 46% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the year ended November 30, 2012, the Company purchased 49% from Taiwan, 18% from Hong Kong, 25% from elsewhere in Asia and less than 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Year Ended November 30,
	2012	2011
Canada	2,648,725	2,927,760
China	4,244,844	4,324,694
Other Asian Countries	1,360,298	1,924,174
Europe	258,019	131,840

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrue interest at 2.56% over the LIBOR rate. While the credit line was to expire in September 2012, the bank agreed to extend the credit line until March 2013.  The line is collateralized by all the Company’s assets and includes working capital and tangible net worth covenants.  At November 30, 2012, the Company was in compliance with the financial covenants.  As of November 30, 2012, the outstanding balance on the line of credit was zero.