Form 10-Q
period 2013-02-28
SURGE COMPONENTS INC
filed 2013-04-12
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2013

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

As of April 11, 2013, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	February 28,	November 30,
	2013	2012
ASSETS

Current assets:
Cash	$3,449,654	$3,443,964
Accounts receivable - net of allowance for
doubtful accounts of $34,676 and $34,676	3,910,936	3,962,034
Inventory, net	2,753,394	2,788,958
Prepaid expenses and income taxes	81,145	106,364
Deferred income taxes	315,197	315,197

Total current assets	10,510,326	10,616,517

Fixed assets – net of accumulated depreciation and amortization of $2,137,597 and $2,126,238	70,491	80,629

Deferred income taxes	1,260,788	1,260,788
Other assets	6,831	7,370

Total assets	$11,848,436	$11,965,304

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
 (Continued)

	February 28,	November 30,
	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loan payable	$-	$-
Accounts payable	1,713,562	1,921,631
Accrued expenses and taxes	602,493	600,903
Accrued salaries	303,435	475,184

Total current liabilities	2,619,490	2,997,718

Deferred rent	30,019	27,893

Total liabilities	2,649,509	3,025,611

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding,non-voting,convertible,redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C –100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060

Additional paid-in capital	23,088,655	23,082,844
Accumulated deficit	(13,898,812)	(14,152,235)

Total shareholders' equity	9,198,927	8,939,693

Total liabilities and shareholders' equity	$11,848,436	$11,965,304

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
   (unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012

Net sales	$5,186,483	$5,229,420

Cost of goods sold	3,633,244	3,684,455

Gross profit	1,553,239	1,544,965

Operating expenses:
Selling and shipping	492,966	530,670
General and administrative	778,472	830,790
Depreciation expense	11,359	13,545

Total operating expenses	1,282,797	1,375,005

Income before other income (expense) and income taxes	270,442	169,960

Other income (expense):
Investment income	788	314
Interest expense	-	-

Other income (expenses)	788	314

Income before income taxes	271,230	170,274

Income taxes	11,882	37,460

Net income	$259,348	$132,814

Dividends on preferred stock	5,925	5,925
Net income available to common shareholders	$253,423	$126,889

Net income per share available to
common shareholders:

Basic	$.03	$.01
Diluted	$.03	$.01

Weighted Shares Outstanding:

Basic	9,060,012	9,035,012

Diluted	9,667,910	9,682,588

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
 (unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259,348	$132,814
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	11,359	13,545
Stock compensation expense	5,811	5,811
Deferred income taxes	-	24,795

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	51,098	548,109
Inventory	35,564	678,398
Prepaid expenses and income taxes	25,219	(38,716)
Other assets	539	153
Accounts payable	(208,069)	(353,051)
Deferred rent	2,126	2,920
Accrued expenses	(176,084)	(118,523)

NET CASH FLOWS FROM OPERATING ACTIVITIES	6,911	896,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,221)	(6,685)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,221)	(6,685)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(CONTINUED)
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	5,690	889,570

CASH AT BEGINNING OF YEAR	3,443,964	1,905,455

CASH AT END OF YEAR	$3,449,654	$2,795,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$24,243	$30,000

Interest paid	$-	$7,129

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,925	$5,925

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

The accompanying interim consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission.

The results and trends in these interim consolidated financial statements for the three months ended February 28, 2013 and February 29, 2012 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $493,000 and $862,000 for the three months ended February 28, 2013 and February 29, 2012 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $347,775 and $74,152 for the three months ended February 28, 2013 and February 29, 2012 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $654,000 and $1,281,000 for the three months ended February 28, 2013 and February 29, 2012 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2013 approximated $772,000. The Company, at February 28, 2013, has a reserve against slow moving and obsolete inventory of $580,496. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in two financial institutions.   At February 28, 2013 and November 30, 2012, the Company's uninsured cash balances totaled approximately $2,731,383 and $1,341,304, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2009, and state tax examinations for years before fiscal years ending November 30, 2008. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended February 28, 2013 and February 29, 2012.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $5,080 and $5,219 for the three months ended February 28, 2013 and February 29, 2012 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2013 and February 29, 2012 totaled 332,102 and 274,424, respectively.

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

(15) Recent Accounting Standards:

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance in the first quarter of fiscal 2013 had no impact on our consolidated financial position, results of operations or cash flows.

 Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance in the first quarter of fiscal 2013 had no impact on our consolidated financial position, results of operations or cash flows.

(16) Reclassifications:

Certain amounts included in 2012 financial statements have been reclassified to conform to the 2013 presentation.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2013	2012

Furniture and Fixtures	$321,099	$321,099
Leasehold Improvements	909,014	909,014
Computer Equipment	977,975	976,754
Less-Accumulated Depreciation	(2,137,597)	(2,126,238)
Net Fixed Assets	$70,491	$80,629

Depreciation and amortization expense for the three months ended February 28, 2013 and February 29, 2012 was $11,359 and $13,545, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2013	2012

Commissions	$230,324	$238,003
Preferred Stock Dividends	182,782	176,857
Interest	102,399	102,399
Other accrued expenses	86,988	83,644

	$602,493	$600,903

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $898,000 at November 30, 2012. Pension expense for the three months ended February 28, 2013 and February 29, 2012 was $7,708 and $1,954, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of February 28, 2013.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of February 28, 2013.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of our common stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $182,782 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2012.  The Company has accrued these dividends.

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

At February 28, 2013 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock option incentive plan activity for the three months ended February 28, 2013 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2011	685,000	$0.25
Options issued in the year ended November 30, 2012	50,000	$0.51
Options exercised in the year ended November 30, 2012	(25,000)	$0.25
Options cancelled in the year ended November 30,2012	(7,000)	$1.15
Options outstanding at February 28, 2013	703,000	$0.29

Options exercisable at February 28, 2013	617,667	$0.29

Stock Compensation

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

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2012 was $0.82.  During the three months ended February 28, 2013, the Company recorded stock based compensation totaling $5,811 as a result of these stock option grants.

The intrinsic value of the exercisable options at February 28, 2013 totaled $115,000.  At February 28, 2013 the weighted average remaining life of the stock options is 3.09 years.  At February 28, 2013, there was $23,239 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .749 years.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2013	2012
Deferred Tax Assets
Net operating loss	$4,501,230	$4,606,652
Allowance for bad debts	11,853	11,853
Inventory	301,453	311,730
Deferred Rent	11,989	10,186
Depreciation	184,103	187,302
Total deferred tax assets	5,010,628	5,127,723
Valuation allowance	(3,434,643)	(3,551,738)

Deferred Tax Assets	$1,575,985	$1,575,985

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance decreased by approximately $117,000 during the three months ended February 28, 2013. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Three Months Ended
	February 28, 2013	February 29, 2012

Current:
Federal	$-	$4,335
States	11,882	8,330

	11,882	12,665
Deferred:
Federal	-	21,206
States	-	3,589

	-	24,795

Provision for income taxes	$11,882	$37,460

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Three Months ended
	February 28,	February 29,
	2013	2012
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(39)%	(30)%
State income taxes	5%	5%
Other	4	13%
Effective tax rate	4%	22%

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

The future minimum rental commitments at February 28, 2013:

Twelve MonthsEnded
February 28,
2014	$174,163
2015	$165,878
2016	$169,195
2017	$172,579
2018	$176,323
2019 & thereafter	$462,278

$1,320,416

Net rental expense for the three months ended February 28, 2013 and February 29, 2012 were $82,384 and $66,039 respectively, of which $74,490 and $57,362 respectively, was incurred to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2013 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through February 28, 2013 totaling $50,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 11% of net sales for the three months ended February 28, 2013 and 16% of net sales for the three months ended February 29, 2012.  The Company had one customer who accounted for 18% and 19% of accounts receivable at February 28, 2013 and November 30, 2012, respectively.

NOTE K- MAJOR SUPPLIERS

During the three months ended February 28, 2013 and February 29, 2012 there was one foreign supplier accounting for 47% and 46% of total inventory purchased.

The Company purchases a significant portion of its products overseas.  For the three months ended February 28, 2013 and February 29, 2012, the Company purchased  55% from Taiwan, 11% from Hong Kong, 22% from elsewhere in Asia and less than 1% overseas outside of Asia.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Three Months Ended
	February 28,	February 29,
	2013	2012
Canada	498,205	615,626
China	1,015,929	869,224
Other Asian Countries	160,133	358,990
Europe	253,528	33,361

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrued interest at 2.56% over the LIBOR rate. The credit line expired in March 2013.  The Company has no plans to renew the credit line. The line was collateralized by all the Company’s assets and included working capital and tangible net worth covenants.  At February 28, 2013, the Company was in compliance with the financial covenants.  As of February 28, 2013, the outstanding balance on the line of credit was zero.

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

Overview

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $347,775 and $74,152 for the three months ended February 28, 2013 and February 29, 2012 respectively.

Challenge engages in the sale of electronic components business, including audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result we are continually trying to add to the types of products that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  Since 2002, we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff with thirty years of experience  who works with our suppliers on such redesigns. We continue to expand the line of products we sell, we now are selling alarms and chimes. We sell these products through independent representatives that make a 5-6% commission rate on the gross sale of the products we sell. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.  We do not have contractual authority from our manufactures to modify any of the products that we distribute.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened its global capabilities and service to its customer base.

The electronic components industry has changed, from one of strong demand to now one of moderate demand. Management expects 2013 to continue with the moderate demand for components from 2012. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

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

Results of Operations

Comparison of three months ended February 29, 2013 and February 29, 2012

Consolidated net sales for the three months ended February 28, 2013 decreased by $42,937 or 1%, to $5,186,483 as compared to net sales of $5,229,420 for the three months ended February 29, 2012.  The Company maintained substantially the same sales levels as the three months ended February 29, 2012.

Our gross profit for the three months ended February 28, 2013 increased by $8,274 to $1,553,239, or less than 1%, as compared to $1,544,965 for the three months ended February 29, 2012.  Gross margin as a percentage of net sales increased to 29.9% for the three months ended February 28, 2013 compared to 29.5% for the three months ended February 29, 2012. The Company continues to pass on increased purchased costs on certain products to customers, as well as selling more higher-margin products.

Selling and shipping expenses for the three months ended February 28, 2013 was $492,966, a decrease of $37,704, or 7%, as compared to $530,670 for the three months ended February 29, 2012. The decrease was due to a decrease in commission expenses, shipping expenses and travel related expenses.

General and administrative expenses for the three months ended February 28, 2013 was $778,472, a decrease of $52,318, or 6%, as compared to $830,790 for the three months ended February 29, 2012. The decrease is due to the reduction in officer bonus accrual, professional fees, expenses from the Company’s 30th Anniversary party in 2012, and payroll taxes and partially offset by the increase in rent, salaries and an increase in directors fees that took effect in April 2012.

Depreciation expense for the three months ended February 28, 2013 was $11,359, a decrease of $2,186 or 16%, as compared to $13,545 for the three months ended February 29, 2012.  The decrease is due to assets becoming fully depreciated and less fixed assets being purchased in the three months ended February 28, 2013.

Income tax expense for the three months ended February 28, 2013 was $11,882, compared to $37,460 for the three months ended February 29, 2012. The decrease of $25,578, or 68%, is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. As a result, there was no change to the deferred tax asset during the three months ended February 28, 2013. The Company reviews estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 28, 2013 was $259,348 compared to the net income of $132,814 for the three months ended February 29, 2012.

Liquidity and Capital Resources

As of February 28, 2013 we had cash of $3,449,654, and working capital of $7,890,836. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 28, 2013, we had net cash flow from operating activities of $6,911, as compared to net cash flow from operating activities of $896,255 for the three months ended February 29, 2012. The decrease in cash flow from operating activities as compared to the three month period ended February 29, 2012 resulted from a decrease in accounts payable and accrued expenses as partially offset by a decrease in accounts receivable, inventory and prepaid expenses.

We had net cash flow used in investing activities of $1,221 for the three months ended February 28, 2013, as compared to net cash flow used in investing activities of $6,685 for the three months ended February 29, 2012. The Company invested less money in new fixed assets for the three months ended February 28, 2013.

As a result of the foregoing, the Company had a net increase in cash of $5,690 for the three months ended February 28, 2013, as compared to a net increase in cash of $889,570 for the three months ended February 29, 2012.

In June 2011, the Company replaced its existing credit line with a line of credit with JP Morgan Chase Bank totaling $1,000,000. Borrowings under the line accrued interest at 2.56% over the LIBOR rate. The credit line expired in March 2013. The Company has no plans to renew the credit line. The line was collateralized by all the Company’s assets and included working capital and tangible net worth covenants. At February 28, 2013, the Company was in compliance with the financial covenants. At February 28, 2013, the Company had no borrowings on the credit line.

The Company intends to maintain its current cash along with cash generated from operations to fund its current operations and to execute its plans, which may include potential merger and acquisition activities and investments to expand the Company’s core businesses.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2013.

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,320,416	174,163	335,073	348,902	462,278
Employment agreements	$187,500	187,500	--	--	--

Total obligations	$1,507,916	$361,663	$335,073	$348,902	$462,278

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2013 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the three months ended February 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 12, 2013	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)