Form 10-Q
period 2013-05-31
SURGE COMPONENTS INC
filed 2013-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2013

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

As of July 15, 2013, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	May 31,	November 30,
	2013	2012
ASSETS

Current assets:
Cash	$3,875,872	$3,443,964
Accounts receivable - net of allowance for
doubtful accounts of $43,117 and $34,676	4,351,429	3,962,034
Inventory, net	3,602,729	2,788,958
Prepaid expenses and income taxes	175,331	106,364
Deferred income taxes	311,089	315,197

Total current assets	12,316,450	10,616,517

Fixed assets – net of accumulated depreciation and amortization of $2,150,832 and $2,126,238	76,020	80,629

Deferred income taxes	1,244,355	1,260,788
Other assets	15,369	7,370

Total assets	$13,652,194	$11,965,304

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
 (Continued)

	May 31,	November 30,
	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,217,542	1,921,631
Accrued expenses and taxes	592,798	600,903
Accrued salaries	262,802	475,184

Total current liabilities	4,073,142	2,997,718

Deferred rent	32,144	27,893

Total liabilities	4,105,286	3,025,611

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C –100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060

Additional paid-in capital	23,114,466	23,082,844
Accumulated deficit	(13,576,642)	(14,152,235)

Total shareholders' equity	9,546,908	8,939,693

Total liabilities and shareholders' equity	$13,652,194	$11,965,304

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2013	2012	2013	2012
Net sales	$11,077,572	$10,832,682	$5,891,089	$5,603,262

Cost of goods sold	7,856,995	7,604,164	4,223,752	3,919,709

Gross profit	3,220,577	3,228,518	1,667,337	1,683,553

Operating expenses:
Selling and shipping expenses	1,000,819	1,044,299	507,853	513,629
General and administrative expenses	1,569,275	1,591,658	790,803	760,868
Depreciation and amortization	24,594	27,338	13,235	13,793

Total operating expenses	2,594,688	2,663,295	1,311,891	1,288,290

Income before other income (expense) and income taxes	625,889	565,223	355,446	395,263

Other income(expense):

Interest expense	-	-	-	-

Investment income	2,403	1,043	1,614	729

Other income(expense)	2,403	1,043	1,614	729

Income before income taxes	628,292	566,266	357,060	395,992

Income taxes	46,774	202,475	34,892	165,015

Net income	581,518	363,791	322,168	230,977
Dividends on preferred stock	5,925	5,925	-	-

Net income available to common shareholders	$575,593	$357,866	$322,168	$230,977

Net income per share available to common shareholders:

Basic	$.06	$.04	$.04	$.03
Diluted	$.06	$.04	$.03	$.02

Weighted Shares Outstanding:
Basic	9,060,012	9,036,378	9,060,012	9,037,729
Diluted	9,667,192	9,658,954	9,667,192	9,660,305

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended
	May 31,	May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$581,518	$363,791
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	24,594	27,338
Stock compensation expense	11,622	11,622
Deferred income taxes	20,541	189,525
Allowance for doubtful accounts	8,441	5,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(397,836)	479,615
Inventory	(813,771)	(259,460)
Prepaid expenses and income taxes	(48,967)	16,171
Other assets	(7,999)	153
Accounts payable	1,295,911	521,847
Deferred rent	4,251	5,840
Accrued expenses	(226,412)	(32,312)

NET CASH FLOWS FROM OPERATING ACTIVITIES	451,893	1,329,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(19,985)	(9,157)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(19,985)	(9,157)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Continued)
(unaudited)

	Six Months Ended
	May 31, 2013	May 31, 2012

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	-	6,250

NET CASH FLOWS PROVIDED BY IN FINANCING ACTIVITIES	-	6,250

NET CHANGE IN CASH	431,908	1,326,223

CASH AT BEGINNING OF PERIOD	3,443,964	1,905,455

CASH AT END OF PERIOD	$3,875,872	$3,231,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$12,128	$37,745

Interest paid	$-	$13,179

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,925	$5,925

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2013 and May 31, 2012 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $932,000 and $1,422,000 for the six months ended May 31, 2013 and May 31, 2012 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $354,721 and $205,964 for the six months ended May 31, 2013 and May 31, 2012 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors.    Some of these agreements allow for the return of up to 10% of certain product sales for the previous 6 month period.  The Company does not recognize this portion of the revenues, or the related costs of the sale, until the right of return has expired.    There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $1,234,000 and $2,119,000 for the six months ended May 31, 2013 and May 31, 2012 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2013 approximated $1,435,000. The Company, at May 31, 2013, has a reserve against slow moving and obsolete inventory of $559,458. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At May 31, 2013 and November 30, 2012, the Company's uninsured cash balances totaled approximately $2,222,249 and $1,341,304, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended May 31, 2013 and May 31, 2012.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $9,639 and $7,809 for the six months ended May 31, 2013 and May 31, 2012 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2013 and May 31, 2012 totaled 332,820 and 273,424, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2013	2012

Furniture and Fixtures	$322,586	$321,099
Leasehold Improvements	924,399	909,014
Computer Equipment	979,867	976,754
Less-Accumulated Depreciation	(2,150,832)	(2,126,238)
Net Fixed Assets	$76,020	$80,629

Depreciation and amortization expense for the six months ended May 31, 2013 and May 31, 2012 was $24,594 and $27,338, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2013	2012

Commissions	$218,601	$238,003
Preferred Stock Dividends	182,782	176,857
Interest	102,399	102,399
Other accrued expenses	89,016	83,644

	$592,798	$600,903

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $898,000 at November 30, 2012. Pension expense for the six months ended May 31, 2013 and May 31, 2012 was $3,633 and $1,197, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of May 31, 2013.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of May 31, 2013.

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

At May 31, 2013 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock option incentive plan activity for the six months ended May 31, 2013 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2011	685,000	$0.25
Options issued in the year ended November 30, 2012	50,000	$0.51
Options exercised in the year ended November 30, 2012	(25,000)	$0.25
Options cancelled in the year ended November 30, 2012	(7,000)	$1.15
Options outstanding at May 31, 2013	703,000	$0.29

Options exercisable at May 31, 2013	677,000	$0.34

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

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2012 was $0.82.  During the six months ended May 31, 2013, the Company recorded stock based compensation totaling $11,622 as a result of these stock option grants.

The intrinsic value of the exercisable options at May 31, 2013 totaled $237,500.  At May 31, 2013 the weighted average remaining life of the stock options is 2.84 years.  At May 31, 2013, there was $17,428 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .499 years.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2013	2012
Deferred Tax Assets
Net operating loss	$4,372,555	$4,606,652
Allowance for bad debts	17,221	11,853
Inventory	303,328	311,730
Deferred Rent	12,838	10,186
Depreciation	183,379	187,302
Total deferred tax assets	4,889,321	5,127,723
Valuation allowance	(3,333,877)	(3,551,738)

Deferred Tax Assets	$1,555,444	$1,575,985

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance decreased by approximately $218,000 during the six months ended May 31, 2013. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Six Months Ended
	May 31, 2013	May 31, 2012

Current:
Federal	$20,538	$6,702
States	5,695	6,248

	26,233	12,950
Deferred:
Federal	16,638	146,818
States	3,903	42,707

	20,541	189,525

Provision for income taxes	$46,774	$202,475

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $13,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Six Months ended
	May 31,	May 31,
	2013	2012
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(29)%	(0)%
State income taxes	2%	2%
Other	-	-
Effective tax rate	7%	36%

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

In May 2013, the Company entered into a lease to rent office space and a warehouse in Hong Kong for two years. Annual minimum rental payments for this space are approximately $51,200.

The Company’s future minimum rental commitments at May 31, 2013 are as follows:

Twelve Months Ended
May 31,
2014	$213,124
2015	$218,762
2016	$175,151
2017	$174,299
2018	$177,785
2019 & thereafter	$428,370

$1,387,491

Net rental expense for the six months ended May 31, 2013 and May 31, 2012 were $150,230 and $129,595 respectively, of which $134,441 and $112,240 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2013 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through May 31, 2013 totaling $100,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 11% of net sales for the six months ended May 31, 2013 and 10% of net sales for the six months ended May 31, 2012.  The Company had one customer who accounted for 20% and 19% of accounts receivable at May 31, 2013 and November 30, 2012, respectively.

NOTE K- MAJOR SUPPLIERS

During the six months ended May 31, 2013 and May 31, 2012 there was one foreign supplier accounting for 52% and 27% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the six months ended May 31, 2013, the Company purchased 60% of its products from Taiwan, 13% from Hong Kong, 21% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales approximated:

	Six Months Ended
	May 31,	May 31,
	2013	2012
Canada	887,036	1,328,258
China	2,114,106	1,999,646
Other Asian Countries	375,639	705,717
Europe	621,949	67.434

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – LINE OF CREDIT

In June 2011, the Company replaced its existing credit line with a line of credit with a new bank totaling $1,000,000.  Borrowings under the line accrued interest at 2.56% over the LIBOR rate. The line was collateralized by all the Company’s assets and included working capital and tangible net worth covenants. The credit line expired in March 2013.  The Company did not renew the credit line since it does not believe that such additional funds are required at this time.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $354,721and $205,964 for the six months ended May 31, 2013 and May 31, 2012 respectively.

Challenge engages in the sale of electronic components, including audible components, alarms, chimes  and battery related products. Challenge has increased the types of products it sells because some of its suppliers introduced new products, and it has also sourced other products from new suppliers.  As a result, we are continually trying expand our product line. In 2002 we started to import products and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  Since 2002, we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. Our suppliers customize many of the products we sell for many customers based on the customers’ own designs and those our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff with thirty years of experience who works with our suppliers on such redesigns. We continue to expand the product mix we sell. We sell these products through independent representatives that earn a 5-6% commission rate on the gross sale of the products we sell in their area.  We also are working with local, regional, and national distributors to sell these products to local accounts in every state.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global capabilities and service to its customer base.

The electronic components industry has changed, from one of strong demand to now one of moderate demand. Management expects 2013 to continue with the moderate demand for components from 2012. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

In order for us to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company's warehouse.  For direct shipments from our factory to our customer, revenue is recognized when product is shipped from the Company’s supplier. The Company acts as a sales agent for certain customers buying direct from one of its suppliers. The Company reports these commissions as revenues in the period earned.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Inventory Valuation

Inventories are recorded at the lower of cost or market.  Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog.  Reserves required for obsolescence were not material in any of the periods in the financial statements presented.   If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required.  For example, each additional 1% of obsolete inventory would reduce operating income by approximately $36,000.

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

Results of Operations
Comparison of six and three months ended May 31, 2013 and May 31, 2012

Consolidated net sales for the six months ended May 31, 2013 increased by $244,890 or 2%, to $11,077,572 as compared to net sales of $10,832,682 for the six months ended May 31, 2012.  Consolidated net sales for the three months ended May 31 2013 increased by $287,827 or 5% to $5,891,089 as compared to net sales of $5,603,262 for the three months ended May 31, 2012.
We largely attribute the increase to increased business with new customers as well as increased business from existing customers, offset by decreases in sales by two of the Company's distributors.

Our gross profit for the six months ended May 31, 2013 was $3,220,577, a decrease of $7,941, or less than 1%, as compared to $3,228,518 for the six months ended May 31, 2012. Gross margin as a percentage of net sales decreased to 29.1% for the six months ended May 31, 2013 compared to 29.8% for the six months ended May 31, 2012. Our gross profit for the three months ended May 31, 2013 was $1,667,337, a decrease of $16,216 or 1%, as compared to $1,683,553 for the three months ended May 31, 2012.  Our gross profit as a percentage of net sales for the three months ended May 31, 2013 decreased to 28.3% compared to 30.0% for the three months ended May 31, 2012. The Company attributes this decrease in profit margin to two main distributors having shifted to lower profit margin items compared to the six months ended May 31, 2012, which comprised of more higher profit margin items.

Selling and shipping expenses for the six months ended May 31, 2013 was $1,000,819, a decrease of $43,480, or 4%, as compared to $1,044,299 for the six months ended May 31, 2012. Selling and shipping expenses for the three months ended May 31, 2013 was $507,853, a decrease of $5,776 or 1% as compared to $513,629 for the three months ended May 31, 2012. The decrease was due to a decrease in commission expenses and auto expenses offset by the Company hiring an additional salesperson and increased travel and freight expenses.

General and administrative expenses for the six months ended May 31, 2013 was $1,569,275, a decrease of $22,383, or 1%, as compared to $1,591,658 for the six months ended May 31, 2012. The decrease is due to the reduction in officer bonus accrual,   office and computer expenses and expenses from the Company’s 30th Anniversary party in 2012 and partially offset by the increase in rent, salaries and an increase in directors fees that took effect in April 2012. General and administrative expenses for the three months ended May 31, 2013 was $790,803, an increase of $29,935 or 4% as compared to $760,868 for the three months ended May 31, 2012.  The increase is due to the hiring of additional employees and increased costs of insurance, an increase in allowance for doubtful accounts as well as increases in professional fees and directors fees as partially offset by the reduction in officers bonus accrual, as well as decreases in office and computer expenses.

Depreciation expense for the six months ended May 31, 2013 was $24,594, a decrease of $2,744 or 10%, as compared to $27,338 for the six months ended May 31, 2012.  Depreciation expense for the three months ended May 31, 2013 was $13,235, a decrease of $558 or 4%, as compared to $13,793 for the three months ended May 31, 2012. The decrease is due to assets becoming fully depreciated and less fixed assets being purchased in the six months ended May 31, 2013.

Income tax expense for the six months ended May 31, 2013 was $46,774, a decrease of $155,701, or 77% as compared to $202,475 for the six months ended May 31, 2012.  Income tax expense for the three months ended May 31, 2013 was $34,892, a decrease of $130,123 or 79% as compared to $165,015 for the three months ended May 31, 2012.   The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. As a result, there was a decrease of $20,541 in the deferred tax asset during the six months ended May 31, 2013. The Company reviews estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the six months ended May 31, 2013 was $581,518, compared to the net income of $363,791 for the six months ended May 31, 2012. As a result of the foregoing, net income for the three months ended May 31, 2013 was $322,168 as compared to $230,977 for the three months ended May 31, 2012.

Liquidity and Capital Resources

As of May 31, 2013 we had cash of $3,875,872, and working capital of $8,243,308. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2013, we had net cash flow from operating activities of $451,893, as compared to net cash flow from operating activities of $1,329,130 for the six months ended May 31, 2012. The decrease in cash flow from operating activities resulted from an increase in inventory, increase in backorders, increase in buffer stock held for certain customers and accounts receivable as partially offset by an increase in net income, and an increase in accounts payable

We had net cash flow used in investing activities of $19,985 for the six months ended May 31, 2013, as compared to net cash flow used in investing activities of $9,157 for the six months ended May 31, 2012.   The Company purchased new equipment and furniture for their new offices in Hong Kong during the six months ended May 31, 2013.

We had net cash flows provided by financing activities of $0 for the six months ended May 31, 2013, as compared to net cash flow used in or provided by financing activities of $6,250 for the six months ended May 31, 2012. The increase in cash flow from financing activities resulted from a non-executive board member exercising an option and acquiring 25,000 shares of common stock during the six months ended May 31, 2012.

As a result of the foregoing, the Company had a net increase in cash of $431,908 for the six months ended May 31, 2013, as compared to a net increase in cash of $1,326,223 for the six months ended May 31, 2012.

In June 2011, the Company replaced its existing credit line with a line of credit with JP Morgan Chase Bank totaling $1,000,000. Borrowings under the line accrued interest at 2.56% over the LIBOR rate. The line was collateralized by all the Company’s assets and included working capital and tangible net worth covenants. The credit line expired in March 2013. The Company did not renew the credit line since it does not believe such additional funds are required at this time.

The Company intends to maintain its current cash along with cash generated from operations to fund its current operations and to execute its plans, which may include potential merger and acquisition activities and investments to expand the Company’s core businesses.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2013.

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,387,491	213,124	393,913	352,084	428,370
Employment agreements	$75,000	75,000	--	--	--

Total obligations	$1,462,491	$288,124	$393,913	$352,084	$428,370

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has  evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2013 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the six months ended May 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
10.1	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

SURGE COMPONENTS, INC.

Date: July 15, 2013	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)