Form 10-Q
period 2013-08-31
SURGE COMPONENTS INC
filed 2013-10-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2013

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

As of October 15, 2013, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	August 31,	November 30,
	2013	2012
ASSETS

Current assets:
Cash	$3,114,048	$3,443,964
Accounts receivable - net of allowance for
doubtful accounts of $51,559 and $34,676	5,635,636	3,962,034
Inventory, net	3,759,198	2,788,958
Prepaid expenses and income taxes	182,187	106,364
Deferred income taxes	311,089	315,197

Total current assets	13,002,158	10,616,517

Fixed assets – net of accumulated depreciation and amortization of $2,164,772 and $2,126,238	73,030	80,629

Deferred income taxes	1,244,355	1,260,788
Other assets	11,652	7,370

Total assets	$14,331,195	$11,965,304

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
 (Continued)

	August 31,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
Current liabilities:
Accounts payable	$3,311,288	$1,921,631

Accrued expenses and taxes	665,054	600,903
Accrued salaries	233,454	475,184

Total current liabilities	4,209,796	2,997,718

Deferred rent	34,269	27,893

Total liabilities	4,244,065	3,025,611

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060
Additional paid-in capital	23,120,277	23,082,844
Accumulated deficit	(13,042,231)	(14,152,235)

Total shareholders' equity	10,087,130	8,939,693

Total liabilities and shareholders' equity	$14,331,195	$11,965,304

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012
Net sales	$18,033,342	$16,891,754	$6,955,770	$6,059,072

Cost of goods sold	12,936,597	11,930,233	5,079,602	4,326,069

Gross profit	5,096,745	4,961,521	1,876,168	1,733,003

Operating expenses:
Selling and shipping expenses	1,514,226	1,598,747	513,407	554,448
General and administrative expenses	2,377,194	2,335,915	807,919	744,257
Depreciation and amortization	38,534	41,334	13,940	13,996

Total operating expenses	3,929,954	3,975,996	1,335,266	1,312,701

Income before other income (expense) and income taxes	1,166,791	985,525	540,902	420,302

Other income:

Investment income	3,439	1,777	1,036	734

Other income	3,439	1,777	1,036	734

Income before income taxes	1,170,230	987,302	541,938	421,036

Income taxes	48,376	212,764	1,602	10,289

Net income	1,121,854	774,538	540,336	410,747
Dividends on preferred stock	11,850	11,850	5,925	5,925

Net income available to common shareholders	$1,110,004	$762,688	$534,411	$404,822

Net income per share available to common shareholders:

Basic	$.12	$.08	$.06	$.04
Diluted	$.11	$.08	$.06	$.04

Weighted Shares Outstanding:
Basic	9,060,012	9,044,285	9,060,012	9,060,012
Diluted	9,668,621	9,673,922	9,668,621	9,689,649

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	August 31,	August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,121,854	$774,538
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	38,534	41,334
Stock compensation expense	37,433	25,434
Deferred income taxes	20,541	189,525
Allowance for doubtful accounts	16,883	5,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,690,485)	19,151
Inventory	(970,240)	(7,655)
Prepaid expenses and income taxes	(75,823)	30,172
Other assets	(4,282)	(1,644)
Accounts payable	1,389,657	385,966
Deferred rent	6,376	8,760
Accrued expenses	(189,429)	(136,465)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(298,981)	1,334,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(30,935)	(11,339)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(30,935)	(11,339)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Continued)
(unaudited)

	Nine Months Ended
	August 31, 2013	August 31, 2012

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	$-	$6,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	6,250

NET CHANGE IN CASH	(329,916)	1,329,017

CASH AT BEGINNING OF PERIOD	3,443,964	1,905,455

CASH AT END OF PERIOD	$3,114,048	$3,234,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$48,376	$47,745

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$11,850	$11,850

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2013 and August 31, 2012 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,088,000 and $2,550,000 for the nine months ended August 31, 2013 and August 31, 2012 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $452,734 and $215,644 for the nine months ended August 31, 2013 and August 31, 2012 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,931,000 and $2,830,000 for nine months ended August 31, 2013 and August 31, 2012 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2013 approximated $1,264,000. The Company, at August 31, 2013, has a reserve against slow moving and obsolete inventory of $559,458.. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At August 31, 2013 and November 30, 2012, the Company's uninsured cash balances totaled approximately $1,920,075 and $1,341,304, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended August 31, 2013 and August 31, 2012.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $11,826 and $10,468 for the nine months ended August 31, 2013 and August 31, 2012 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2013 and August 31, 2012 totaled 331,391and 316,363, respectively.

(14) Stock Based Compensation

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2013	2012

Furniture and Fixtures	$322,586	$321,099
Leasehold Improvements	932,091	909,014
Computer Equipment	983,125	976,754
Less-Accumulated Depreciation	(2,164,772)	(2,126,238)
Net Fixed Assets	$73,030	$80,629

Depreciation and amortization expense for the nine months ended August 31, 2013 and August 31, 2012 was $38,534 and $41,334, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2013	2012

Commissions	$268,827	$238,003
Preferred Stock Dividends	188,707	176,857
Interest	102,399	102,399
Other accrued expenses	105,121	83,644

	$665,054	$600,903

In March 2000, the Company completed a $7,000,000 private placement of convertible notes.  The face value of the notes was converted into common stock in July 2001 pursuant to the automatic conversion provisions of the notes.   However, approval by holders of the notes was required to convert the interest accrued on the notes to common stock. The accrued interest set forth in the Company’s financial statements relates to the portion of the accrued interest for which note holder approval was not obtained and therefore not converted into common stock.  No additional interest accrues on these amounts and none of the accrued interest was repaid during any of the periods presented.

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $898,000 at November 30, 2012. Pension expense for the nine months ended August 31, 2013 and August 31, 2012 was $4,673 and $2,766, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of August 31, 2013.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of August 31, 2013.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of our common stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $188,707 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2013.  The Company has accrued these dividends.

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

At August 31, 2013 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock option incentive plan activity for the six months ended August 31, 2013 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2011	685,000	$0.25
Options issued in the year ended November 30, 2012	50,000	$0.51
Options exercised in the year ended November 30, 2012	(25,000)	$0.25
Options cancelled in the year ended November 30, 2012	(7,000)	$1.15
Options outstanding at August 31, 2013	703,000	$0.37

Options exercisable at August 31, 2013	677,000	$0.34

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

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2012 was $0.82.  During the nine months ended August 31, 2013, the Company recorded stock based compensation totaling $17,433 as a result of these stock option grants.

The intrinsic value of the exercisable options at August 31, 2013 totaled $268,750.  At August 31, 2013 the weighted average remaining life of the stock options is 2.59 years.  At August 31, 2013, there was $11,617 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .375 years.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2013	2012
Deferred Tax Assets
Net operating loss	$3,850,454	$4,606,652
Allowance for bad debts	16,842	11,853
Inventory	303,328	311,730
Deferred Rent	13,687	10,186
Depreciation	182,810	187,302
Total deferred tax assets	4,367,121	5,127,723
Valuation allowance	(2,811,677)	(3,551,738)

Deferred Tax Assets	$1,555,444	$1,575,985

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance decreased by approximately $740,000 during the nine months ended August 31, 2013. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Nine Months Ended
	August 31, 2013	August 31, 2012

Current:
Federal	$22,285	$193,860
States	26,091	18,904

	48,376	212,764
Deferred:
Federal	-	-
States	-	-

	-	-

Provision for income taxes	$48,376	$212,764

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $12,900,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months ended
	August 31,	August 31,
	2013	2012
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(32)%	(14)%
State income taxes	2%	2%
Other	-	-
Effective tax rate	4%	22%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $160,000 for the year ended November 30, 2012, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at August 31, 2013 are as follows:

Twelve Months Ended
August 31,
2014	$214,287
2015	$211,620
2016	$171,725
2017	$175,159
2018	$178,662
2019 & thereafter	$398,843

$1,350,296

Net rental expense for the nine months ended August 31, 2013 and August 31, 2012 were $225,262 and $184,628 respectively, of which $194,391 and $112,240 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2014 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  Bonuses have been accrued to the two officers through August 31, 2013 totaling $150,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had no customers who accounted for 10% of net sales for the nine months ended August 31, 2013 and one customer who accounted for 10% of net sales for the nine months ended August 31, 2012.  The Company had two customers who accounted for 12% and 13% of accounts receivable at August 31, 2013 and one customer who accounted for 19% of accounts receivable at November 30, 2012.

NOTE K- MAJOR SUPPLIERS

During the nine months ended August 31, 2013 and August 31, 2012 there was one foreign supplier accounting for 51% and 42% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2013, the Company purchased 60% of its products from Taiwan, 13% from Hong Kong, 22% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2013	2012
Canada	1,343,052	2,041,882
China	2,927,658	3,178,617
Other Asian Countries	522,738	1,079,456
South America	438,786	26,229
Europe	669,430	112,047

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, the supplier who sold the product to the customer that we introduced to such supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $452,734 and $215,644 for the nine months ended August 31, 2013 and August 31, 2012 respectively.

Challenge engages in the sale of electronic components, including audible components, alarms, chimes and battery related products. Challenge has increased the types of products it sells because some of its suppliers introduced new products, and it has also sourced other products from new suppliers. As a result, we are continually trying to expand our product line. In 2002 we started to import products and sold these under the Challenge name. It started with a line of transducers, and then we added battery snaps, and coin cell holders. Since 2002, we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. Our suppliers customize many of the products we sell for many customers based on the customers’ own designs and those our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff with thirty years of experience who works with our suppliers on such redesigns. We continue to expand the product mix we sell. We sell these products through independent representatives that earn a 5-6% commission rate on the gross sale of the products we sell in their area. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global capabilities and service to its customer base.

The electronic components industry has changed, from one of strong demand to now one of moderate demand. Management expects 2014 to continue with the moderate demand for components which started in 2012. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $38,000.

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

Results of Operations

Comparison of nine and three months ended August 31, 2013 and August 31, 2012

Consolidated net sales for the nine months ended August 31, 2013 increased by $1,141,588 or 7%, to $18,033,342 as compared to net sales of $16,891,754 for the nine months ended August 31, 2012. Consolidated net sales for the three months ended August 31, 2013 increased by $896,698 or 15% to $6,955,770 as compared to net sales of $6,059,072 for the three months ended August 31, 2012. We largely attribute the increase primarily to increased business with existing customers as well as increased business from new customers, offset by decreases in sales by two of the Company's distributors.

Our gross profit for the nine months ended August 31, 2013 was $5,096,745, an increase of $135,224, or 3%, as compared to $4,961,521 for the nine months ended August 31, 2012. Gross profit as a percentage of net sales, or profit margin, decreased to 28.3% for the nine months ended August 31, 2013 compared to 29.4% for the nine months ended August 31, 2012. Our gross profit for the three months ended August 31, 2013 was $1,876,168, an increase of $143,165 or 8%, as compared to $1,733,003 for the three months ended August 31, 2012. Our profit margin for the three months ended August 31, 2013 decreased to 27.0% compared to 28.6% for the three months ended August 31, 2012. The Company attributes the increase in gross profit to the increase in sales and attributes the decrease in profit margin to two main distributors having shifted to lower profit margin items, as well as an increase in volume of a lower profit margin item from one existing customer as compared to the nine months ended August 31, 2012, which was comprised of more higher profit margin items. The increase in volume from our existing customer relates to a new product line of the customer. There is no assurance that the customer will continue this product line or that the customer will continue to purchase components for the product line from us.

Selling and shipping expenses for the nine months ended August 31, 2013 was $1,514,226, a decrease of $84,521, or 5%, as compared to $1,598,747 for the nine months ended August 31, 2012. Selling and shipping expenses for the three months ended August 31, 2013 was $513,407, a decrease of $41,041 or 7% as compared to $554,448 for the three months ended August 31, 2012. The decrease was due to a decrease in commission expenses due to higher non commissionable sales, and auto expenses offset by the Company hiring an additional salesperson and increased travel expenses.

General and administrative expenses for the nine months ended August 31, 2013 was $2,377,194, an increase of $41,279, or 2%, as compared to $2,335,915 for the nine months ended August 31, 2012. The increase is due to the increase in rent, salaries, allowance for doubtful accounts,general insurance expenses and an increase in director’s fees that took effect in April of 2012 as partially offset by the reduction in officer bonus accrual, office and promotion expenses and expenses from the Company’s 30th Anniversary party in 2012. General and administrative expenses for the three months ended August 31, 2013 was $807,919, an increase of $63,662 or 9% as compared to $744,257 for the three months ended August 31, 2012. The increase is due to the hiring of additional employees and increased costs of insurance, rent, an increase in allowance for doubtful accounts as well as increases in computer and consulting expenses as partially offset by the decrease in professional fees, as well as decreases in office and maintenance expenses.

Depreciation expense for the nine months ended August 31, 2013 was $38,534, a decrease of $2,800 or 7%, as compared to $41,334 for the nine months ended August 31, 2012. Depreciation expense for the three months ended August 31, 2013 was $13,940, a decrease of $56 or less than 1%, as compared to $13,996 for the three months ended August 31, 2012. The decrease is due to assets becoming fully depreciated.

Income tax expense for the nine months ended August 31, 2013 was $48,376, a decrease of $164,388, or 77% as compared to $212,764 for the nine months ended August 31, 2012. Income tax expense for the three months ended August 31, 2013 was $1,602, a decrease of $8,687 or 84% as compared to $10,289 for the three months ended August 31, 2012. The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax.

As a result of the foregoing, net income for the nine months ended August 31, 2013 was $1,121,854, compared to the net income of $774,538 for the nine months ended August 31, 2012. As a result of the foregoing, net income for the three months ended August 31, 2013 was $540,336 as compared to $410,747 for the three months ended August 31, 2012.

Liquidity and Capital Resources

As of August 31, 2013 we had cash of $3,114,048, and working capital of $8,792,362. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

We had net cash flow used in operating activities of $(298,981) for the nine months ended August 31, 2013, as compared to net cash flow from operating activities of $1,334,106 for the nine months ended August 31, 2012. The decrease in cash flow from operating activities resulted from an increase in accounts receivable, as well as an increase in inventory due to an increase in excess inventory that we hold for certain customers, as partially offset by an increase in net income, and an increase in accounts payable

We had net cash flow used in investing activities of $(30,935) for the nine months ended August 31, 2013, as compared to net cash flow used in investing activities of $(11,339) for the nine months ended August 31, 2012. The Company purchased new equipment and furniture for their new offices in Hong Kong during the nine months ended August 31, 2013.

We had net cash flows provided by financing activities of $0 for the nine months ended August 31, 2013, as compared to net cash flow provided by financing activities of $6,250 for the nine months ended August 31, 2012. The increase in cash flow from financing activities resulted from a non-executive board member exercising an option and acquiring 25,000 shares of common stock during the nine months ended August 31, 2013.

As a result of the foregoing, the Company had a net decrease in cash of $329,916 for the nine months ended August 31, 2013, as compared to a net increase in cash of $1,329,017 for the nine months ended August 31, 2012.

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

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2013.

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,350,296	214,287	383,345	353,821	398,843
Employment agreements	$412,500	412,500	--	--	--

Total obligations	$1,762,796	$626,787	$383,345	$353,821	$398,843

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2013 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the three months ended August 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 15, 2013	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)