Form 10-K
period 2013-11-30
SURGE COMPONENTS INC
filed 2014-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer [_]                                                                Accelerated Filer [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 31, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $3.9 million.

The Registrant’s common stock outstanding as of February 21, 2014, was 9,060,012 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors  who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics.  When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $643,868 and $417,528 for the fiscal year ended November 30, 2013 and November 30, 2012, respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result, we are continually trying to add to the types of electronic components that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  We have since increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have a design engineer on our staff with more than thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell, including alarms and chimes. We sell these products through independent representatives that earn a commission on the products we sell. We are also are working with local, regional, and national distributors to sell these products to local accounts in every state.

In order for us to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain and attract sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs.

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

The electronics industry has been characterized by intense price cutting and rapid technological changes and development, which could materially adversely affect our future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of the products that we sell, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components, including the products that we sell. Accordingly, any downturn in the electronics industry in general could adversely affect our business and results of operations.  There are forces of change such as polarization, price cutting, M&A of customers and centralization of purchasing by customers vs. localized,  affecting the wholesale distribution industry, including the electronics industry. The industry has experienced a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia to benefit from this low cost labor region using their own factory or a subcontractor. Surge has responded to this trend by setting up a Hong Kong corporation, Surge Components, Limited, and hiring a sales staff to better position the Company in the Asian markets. Due to rising transportation and employment costs in Asia, we have seen U.S. manufacturers start moving their manufacturing facilities to Mexico to reduce transportation costs and bring manufacturing much closer to home. At this time, however, none of our customers has moved its manufacturing facilities to Mexico.

Products

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2013 and Fiscal 2012, capacitors accounted for approximately 50% and 50% of Surge's sales respectively of which approximately 75% was Lelon capacitors (discussed below). Discrete components accounted for Surge's remaining sales in Fiscal 2013 and Fiscal 2012. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2013.

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

Inventory

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2013, we maintained inventory valued at $3,672,563.

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

Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2013 and Fiscal 2012, Challenge purchased approximately 93% and 90%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2013, those foreign manufactured products were supplied from manufacturers in Taiwan (56%), Hong Kong (12%), elsewhere in Asia (27%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

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

We only have one agreement with a supplier, Lelon Electronics, which is terminable by either party upon six months notice to the other party. We have an agreement to act as the sales agent in North America for one of our manufacturers, Lelon Electronics.While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

For Fiscal 2013 and Fiscal 2012, one of Surge's vendors, Lelon Electronics, accounted for approximately 47% and 45% of Surge's consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier,  could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2013, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. One of our customers, Avnet, accounted for 10% of net sales for  Fiscal 2013. For Fiscal 2012, the Company had one customer, Honeywell Inc., who accounted for 10% of net sales. The Company has transferred the Honeywell business from a direct relationship to now selling to Honeywell through Avnet.  Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Competition

We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition in both our selling efforts and purchasing efforts from the many companies that manufacture or distribute electronic components. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata, Epcos, United Chemicon, Rubycon, Vishay and Kemet. Our principal competitors in the sale of discrete components include Vishay, General Semiconductor Division, General Instrument Corp., OnSemi, Inc., Microsemi Corp., Diodes, Inc. and Littlefuse, and Copper Bussman Division. Our principal competition in the audible business include AVX, Murata, Panasonic, Projects Unlimited, International Components Corp. and Star Micronics. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute many of our customers. As our customers become larger, and as the market becomes more competitive, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. We are finding increased competition from manufacturers located in Asia due to the increased globalization nature of the business. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors. Other factors that will affect our success in these markets include our continued ability to attract additional experienced marketing, sales and management talent, and our ability to expand our support, training and field service capabilities. Additionally, since the tsunami and earthquake in Japan in 2012, our competitors have established manufacturing facilities in China enabling them to be more competitive by lowering their labor rates and manufacturing costs. Also, as the world continues to become global and customers have easier access to suppliers in Asia, our business could be adversely affected  since foreign suppliers are traveling to the United States and interacting with customers more often, where previously they communicated via long-distance.  Also, the internet enables customers to meet and interact with suppliers through Google and other search engines which customers had not previously done.

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

Backlog

As of November 30, 2013, our backlog was approximately $5,979,000, as compared with $5,301,000 at November 30, 2012. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2013, Surge and Challenge employed 33 persons, two of whom are employed in executive capacities, nine are engaged in sales, three in engineering, three in purchasing, two in administrative capacities, seven in customer service, two in accounting and five in warehousing.  None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We only have one agreement with our suppliers and we depend on a limited number of suppliers

We only have one agreement with our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 47% and 45% of the Company’s consolidated purchases. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2013, approximately 10% of our net sales were derived from sales to one customer.  Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 95% of the total goods which we purchased in Fiscal 2013 were manufactured in foreign countries, with the majority purchased from Taiwan (56%), Hong Kong (12%), elsewhere in Asia (27%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

The market price of our common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;

●	changes in general economic conditions;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

●	loss of a major supplier or customer; and

●	the addition or loss of key managerial and collaborative personnel.

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

Rule 3a51-1 of the Exchange Act defines “penny stock,”  in part, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires that a broker or dealer:

●	approve a person’s account for transactions in penny stocks; and

●	receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience and objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect to spend between $190,000 and $220,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

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

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729.  We lease our facilities from Great American Realty of Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its former directors, Mark Siegel. Our lease is through September 30, 2020 and our monthly rent is $13,777. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space.  The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2013, the Company entered into a lease to rent office space in Hong Kong for two years. Annual rental payments are approximately $51,250.

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

Fiscal Quarter	High	Low
2012 First Quarter	$0.84	$0.63
2012 Second Quarter	$0.80	$0.35
2012 Third Quarter	$0.75	$0.30
2012 Fourth Quarter	$0.51	$0.38
2013 First Quarter	$0.56	$0.37
2013 Second Quarter	$0.74	$0.51
2013 Third Quarter	$0.80	$0.56
2013 Fourth Quarter	$0.93	$0.68

As of the date of the filing of this report, there are issued and outstanding 9,060,012 shares of common stock.

As of the date of the filing of this report, there are approximately 217 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of November 30, 2013 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	878,000	0.46	597,000

Equity compensation plan not yet approved by security holders	-	-	-

Total	878,000		597,000

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $643,868 and $417,528 for the fiscal year ended November 30, 2013 and November 30, 2012 respectively.

Challenge engages in the sale of electronic components, including audible components, alarms, chimes and battery related products. Challenge has increased the types of products it sells because some of its suppliers introduced new products, and it has also sourced other products from new suppliers. As a result, we are continually trying to expand our product line. In 2002, we started to import products and sold these under the Challenge name. It started with a line of transducers, and then we added battery snaps, and coin cell holders. Since 2002, we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. Our suppliers customize many of the products we sell for many customers based on the customers’ own designs and those our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff with thirty years of experience who works with our suppliers on such redesigns. We continue to expand the product mix we sell. We sell these products through independent representatives and are also are working with local, regional, and national distributors to sell these products to local accounts in every state.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global capabilities and service to its customer base.

The electronic components industry has changed, from one of strong demand to now one of moderate demand. Management expects 2014 to continue with the moderate demand for components that it experienced in 2013. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

In order for us to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations and controlling costs, and the availability of adequate financing.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company's warehouse. For direct shipments from our suppliers to our customer, revenue is recognized when product is shipped from the Company’s supplier. The Company acts as a sales agent for certain customers buying direct from one of its suppliers. The Company reports these commissions as revenues in the period earned.

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

Results of Operations

Consolidated net sales for the fiscal year ended  November 30, 2013 increased by $2,966,781 or 13.3%, to $25,290,945 as compared to net sales of $22,324,164 for the fiscal year ended November 30, 2012.  We largely attribute the increase in net sales to the inclusion of one of our parts in an existing customer’s new product, as well as an increase in business with new customers, offset by decreases in sales by two of the Company's distributors.

Our gross profit for the fiscal year ended November 30, 2013 increased by $115,649 to $6,961,318, or 1.7%, as compared to $6,845,669 for the fiscal year ended November 30, 2012.  Gross margin as a percentage of net sales decreased to 27.5% for the fiscal year ended November 30, 2013 compared to 30.7% for the fiscal year ended November 30, 2012. The Company attributes the increase in gross profit to the increase in sales and attributes the decrease in profit margin to certain customers having a high volume of sales for products with a lower gross profit margin in fiscal 2013 as compared to fiscal 2012.

Selling and shipping expenses for the fiscal year ended November 30, 2013 was $2,172,867, an increase of $32,292, or 1.5%, as compared to $2,140,575 for the fiscal year ended November 30, 2012. Specifically the increase is due to additional salaries for sales persons, and selling expenses such as travel, offset by a decrease in commission expenses (more non-commissionable sales) and freight.

General and administrative expenses for the fiscal year ended November 30, 2013 was $3,345,280, an increase of $154,102, or 4.8%, as compared to $3,191,178 for the fiscal year ended November 30, 2012. The increase is due to the hiring of additional employees and increased costs of insurance and rent, an increase in allowance for doubtful accounts as well as increases in computer and directors fees as partially offset by decreases in professional fees and  office and maintenance expenses.

Depreciation expense for the fiscal year ended November 30, 2013 was $55,151, a decrease of $1,549 or 2.7%, as compared to $56,700 for the fiscal year ended November 30, 2012.  The decrease is due to assets becoming fully depreciated during the fiscal year ended November 30, 2013.

Investment income for the fiscal year ended November 30, 2013 was $4,244, compared to $2,744 for the fiscal year ended November 30, 2012. We attribute the increase of $1,500, or 54.7%, to additional cash being placed in a money market account during the fiscal year ended November 30, 2013.

Income taxes for the fiscal year ended November 30, 2013 was $147,474, an increase of $194,789 or 411.7% as compared to a tax benefit of $47,315 in expense for the fiscal year ended November 30, 2012. The increase is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2013 was $1,244,790, compared to the net income of $1,507,275 for the fiscal year ended November 30, 2012.

Liquidity and Capital Resources

As of November 30, 2013 we had cash of $4,288,090, and working capital of $9,099,439. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2013, we had net cash flow from operating activities of $893,925, as compared to net cash flow from operating activities of $1,551,539 for the fiscal year ended November 30, 2012. The decrease in cash flow from operating activities resulted from a decrease in net income, an increase in accounts receivable, prepaid expenses and inventory due to an increase in excess inventory that we hold for certain customers, partially offset by increases in accounts payable and accrued expenses.

We had net cash flow used in investing activities of $49,799 for the fiscal year ended November 30, 2013, as compared to net cash flow used in investing activities of $19,280 for the fiscal year ended November 30, 2012. The Company purchased new equipment and furniture for its new offices in Hong Kong during the fiscal year ended November 30, 2013.

We had net cash flows provided by financing activities of $0 for year ended November 30, 2013, as compared to net cash flow provided by financing activities of $6,250 for the year ended November 30, 2012.

As a result of the foregoing, the Company had a net increase in cash of $844,126 for the fiscal year ended  November 30, 2013, as compared to a net increase in cash of $1,538,509 for the fiscal year ended  November 30, 2012.

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

In the first quarter of 2014 the Company lost a customer which the Company expects will result in a decrease in sales from this customer of approximately $700,000 in fiscal 2014.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2013:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,282,647	217,109	371,659	355,583	338,296
Employment agreements	$300,000	300,000	--	--	--

Total obligations	$1,582,647	$517,109	$371,659	$355,583	$338,296

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

As of November 30, 2013 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified reporting the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2013.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 Changes in Internal Controls.

During the quarter ended November 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2016, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2015, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2014. Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position and Offices with Surge
Ira Levy	57	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	58	Vice President, Secretary and Class A Director
Alan Plafker*	55	Class B Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
David Siegel	88	Class B Director
Lawrence Chariton*	56	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
Gary Jacobs*	56	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee

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

Alan Plafker has served as a director since June 2001. Since July 2000, Mr. Plafker has been the President and Chief Executive Officer of Member Brokerage Service LLC, a credit union service organization owned by Melrose Credit Union. Mr. Plafker has over 20 years of management experience in the insurance and credit union industries. Since 2009, Mr. Plafker has served on the board of directors of the NY Independent Livery Drivers Benefit Fund.  He is also the current President of the NY Professional Insurance Agents Association and has served on its board of directors since 2002. He has also served the association in officer positions as Treasurer and Vice President over the past three years.

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also served on the board of directors of Micronetics, Inc. (NASDAQ:NOIZ), a publicly traded company that manufactures microwave and radio frequency (RF) components.  David Siegel is the father-in-law of Ira Levy.

Lawrence Chariton has served as a director since August 2001. Since 1981, Mr. Chariton has worked as a Sales Manager for Linda Shop, a retail jewelry business, and now does the same for Great American Jewelry, and is involved in charitable organizations benefiting the State of Israel. Mr. Chariton was also a director of St. Joseph's Hospital in Bethpage, Long Island. Mr. Chariton graduated from Hofstra University in 1979 with a Bachelor's Degree in accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of one late Form 4  for Alan Plafker and two late Forms 4 for Michael Tofias.

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Investor Relations” section of our website at www.surgecomponents.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 95 East Jefryn Boulevard, Deer Park, New York 11729, Attention: Ira Levy.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2013 and November 30, 2012:

				All Other
Name and Position	Year	Salary	Bonus	Compensation ($)	Total

Ira Levy	2013	$225,000	$100,000	$59,142(1)	$387,068
President CEO and CFO	2012	$225,000	$100,000	$62,068(1)	$387,068

Steven J. Lubman	2013	$225,000	$100,000	$55,308(1)	$379,233
Vice President and Secretary	2012	$225,000	$100,000	$54,233(1)	$379,233

(1) Includes payments for medical insurance, automobile allowance and insurance and life insurance.

Employment Agreements

The Company has entered into employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman (the “Executives ”), respectively, with terms through July 30, 2014(renewable on each July 30th for an additional one year period), which provides the Executives with a base salary of $225,000 (“ Base Salary ”).

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

Director Compensation for Year Ending November 30, 2013

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2013. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Plafker	24,000	-	3,870	-	27,870
David Siegel	24,000	-	3,870	-	27,870
Lawrence Chariton	24,000	-	3,870	-	27,870
Gary Jacobs	24,000	-	3,870	-	27,870

Outstanding Equity Awards at November 30, 2013

Name	Number of securities underlying options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	250,000	(1)	0.25	May 2015
Steven Lubman	-	250,000	(1)	0.25	May 2015
Ira Levy	-	50,000	(2)	0.82	November 2018
Steven Lubman	-	25,000	(3)	0.82	November 2018

(1) 250,000 options were issued on May 6, 2010 and vested one year after issuance.
(2) 50,000 options were issued on November 27, 2013 and vested immediately.
(3) 25,000 options were issued on November 27, 2013 and vested immediately.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

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

The following table sets forth as of February 13, 2014, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
Name and address of	Stock Beneficially		Stock Beneficially
Beneficial Owner (1)	Owned		Owned (2)

Ira Levy	991,368	(3)(7)	10.94%

Steven J. Lubman	825,000	(3)(6)	9.10%

Lawrence Chariton	162,000	(4)(6)	1.78%

Alan Plafker	25,000	(6)	*

David Siegel	117,000	(4)(6)	1.29%

Gary Jacobs	112,000	(4)(5)(6)	1.23%

All directors and executive officers as a group (6 persons)	2,232,368		24.06%

Michael Tofias
325 North End Avenue, Apt. 25B
New York, NY 10282	1,664,176		18.37%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2) Applicable percentage ownership is based on 9,060,012 shares of common stock outstanding as of February 13, 2014.

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

(6) Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.82, because the options are exercisable within 60 days.

(7) Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.82. because the options are exercisable within 60 days.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, our Chief Executive Officer, President and Secretary and Steven Lubman, our vice president and one other individual who is not an executive officer or director of the Company.   Our lease is through September 2020 and our annual rent payments were approximately $255,018 and  $223,237 for fiscal 2013 and 2012, respectively.

Director Independence

Lawrence Chariton, Alan Plafker, and Gary Jacobs are independent directors as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended November 30, 2013 and 2012, we paid Seligson & Giannattasio, LLP $136,340 and  $100,000, respectively.

Audit-Related Fees

For the years ended November 30, 2013 and 2012, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for audit-related services.

Tax Fees

For the years ended November 30, 2013 and 2012, we paid Seligson & Giannattasio, LLP $12,000 and $8,000, respectively, for tax related services.

All Other Fees

For the years ended November 30, 2013 and 2012, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for all other services.

The audit committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The audit committee has considered the role of Seligson & Giannattasio, LLP in providing services to us for the fiscal year ended November 30, 2013 and has concluded that such services are compatible with Seligson & Giannattasio, LLP’s independence as the Company's independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1. Our Consolidated Financial Statements commencing on page F-1 of this Annual Report.

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

10.24	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013 (filed as exhibit to Form 10-Q filed on July 15, 2013 and incorporated herein by reference)

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2014
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2014
Director

/s/ Alan Plafker
Alan Plafker	February 28, 2014
Director

/s/ David Siegel
David Siegel	February 28, 2014
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2014
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2014
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2013 and 2012 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended November 30, 2013.  Surge Components, Inc. and subsidiaries management is responsible for these consolidated financial statements.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2013 and 2012 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
February 28, 2014

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2013	2012
ASSETS

Current assets:
Cash	$4,288,090	$3,443,964
Accounts receivable - net of allowance for
doubtful accounts of $60,000 and $34,676	4,963,385	3,962,034
Inventory, net	3,672,563	2,788,958
Prepaid expenses and income taxes	241,696	106,364
Deferred income taxes	364,152	315,197

Total current assets	13,529,886	10,616,517

Fixed assets – net of accumulated depreciation and amortization of $2,065,539 and $2,126,238	75,275	80,629

Deferred income taxes	1,092,455	1,260,788
Other assets	11,652	7,370

Total assets	$14,709,268	$11,965,304

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
 (Continued)

	November 30,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
Current liabilities:
Accounts payable	$3,329,776	$1,921,631

Accrued expenses and taxes	715,102	600,903
Accrued salaries	385,569	475,184

Total current liabilities	4,430,447	2,997,718

Deferred rent	35,855	27,893

Total liabilities	4,466,302	3,025,611

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060
Additional paid-in capital	23,153,177	23,082,844
Accumulated deficit	(12,919,295)	(14,152,235)

Total shareholders' equity	10,242,966	8,939,693

Total liabilities and shareholders' equity	$14,709,268	$11,965,304

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2013	2012
Net sales	$25,290,945	$22,324,164

Cost of goods sold	18,329,627	15,478,495

Gross profit	6,961,318	6,845,669

Operating expenses:
Selling and shipping expenses	2,172,867	2,140,575
General and administrative expenses	3,345,280	3,191,178
Depreciation and amortization	55,151	56,700

Total operating expenses	5,573,298	5,388,453

Income before other income (expense) and income taxes	1,388,020	1,457,216

Other income:

Investment income	4,244	2,744

Other income	4,244	2,744

Income before income taxes	1,392,264	1,459,960

Income taxes (benefit)	147,474	(47,315)

Net income	$1,244,790	$1,507,275
Dividends on preferred stock	11,850	11,850

Net income available to common shareholders	$1,232,940	$1,495,425

Net income per share available to common shareholders:

Basic	$.14	$.17
Diluted	$.13	$.15

Weighted Shares Outstanding:
Basic	9,060,012	9,048,195
Diluted	9,653,689	9,665,331

See notes to consolidated financial statements.

 SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2013 and 2012

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2011	23,700	$24	$9,035,012	$9,035	$22,995,384	$(15,647,660)	$7,356,783

Preferred stock dividends	--	--	--	--	--	(11,850)	(11,850)

Issuance of options	-	-	-	-	81,235	--	81,235

Exercise of options	--	--	25,000	25	6,225	--	6,250

Net Income	--	--	--	--	--	1,507,275	1,507,275

Balance – November 30, 2012	23,700	24	9,060,012	9,060	23,082,844	(14,152,235)	8,939,693

Preferred stock dividends	--	--	--	--	--	(11,850)	(11,850)

Issuance of options	--	--	--	--	70,333	--	70,333

Exercise of options	-	-	-	-	-	--	-

Net income	--	--	--	--	--	1,244,790	1,244,790

Balance – November 30, 2013	23,700	$24	9,060,012	$9,060	$23,153,177	$(12,919,295)	$10,242,966

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,244,790	$1,507,275
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	55,151	56,700
Stock compensation expense	70,333	81,235
Deferred income taxes	119,378	(107,069)
Allowance for doubtful accounts	25,324	5,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,026,675)	182,034
Inventory	(883,605)	13,369
Prepaid expenses and income taxes	(135,332)	24,072
Other assets	(4,282)	(994)
Accounts payable	1,408,146	(98,349)
Deferred rent	7,962	11,150
Accrued expenses	12,735	(122,884)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	893,925	1,551,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(49,799)	(19,280)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(49,799)	(19,280)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Continued)

	Year Ended November 30,

	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	$-	$6,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	6,250

NET CHANGE IN CASH	844,126	1,538,509

CASH AT BEGINNING OF PERIOD	3,443,964	1,905,455

CASH AT END OF PERIOD	$4,288,090	$3,443,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$25,393	$41,148

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$11,850	$11,850

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

 (1) Principles of Consolidation:

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,970,000 and $3,105,000 for the years ended November 30, 2013 and November 30, 2012 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $643,868 and $417,528 for the years ended November 30, 2013 and November 30, 2012 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $4,440,000 and $4,051,000 for the years ended November 30, 2013 and November 30, 2012 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2013 approximated $1,685,000. The Company, at November 30, 2013, has a reserve against slow moving and obsolete inventory of $590,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At November 30, 2013 and November 30, 2012, the Company's uninsured cash balances totaled approximately $2,713,584 and $1,341,304, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended November 30, 2013 and November 30, 2012.
.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $14,059 and $12,746 for the years ended November 30, 2013 and November 30, 2012 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2013 and November 30, 2012 totaled 521,323 and 329,502, respectively.

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

(15) Reclassifications:

Certain amounts included in 2012 financial statements have been reclassified to conform to the 2013 presentation.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2013	2012

Furniture and Fixtures	$322,586	$321,099
Leasehold Improvements	939,648	909,014
Computer Equipment	878,580	976,754
Less-Accumulated Depreciation	(2,065,539)	(2,126,238)
Net Fixed Assets	$75,275	$80,629

Depreciation and amortization expense for the years ended November 30, 2013 and November 30, 2012 was $55,151 and $56,700, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2013	2012

Commissions	$290,745	$238,003
Preferred Stock Dividends	188,707	176,857
Interest	102,399	102,399
Other accrued expenses	133,251	83,644

	$715,102	$600,903

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $978,700 at November 30, 2013. Pension expense for the years ended November 30, 2013 and November 30, 2012 was $11,414 and $9,143, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2013.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of November 30, 2013.

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

At November 30, 2013 there are 23,700 shares of Series C Preferred issued and outstanding.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“Stock Plan”).  The Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Stock option incentive plan activity for the year ended November 30, 2013 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2012	703,000	$0.29
Options issued in the year ended November 30, 2013	175,000	$0.82
Options exercised in the year ended November 30, 2013	-	$-
Options cancelled in the year ended November 30, 2013	-	$-
Options outstanding at November 30, 2013	878,000	$0.46

Options exercisable at November 30, 2013	852,000	$.044

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

In November 2013, the Company granted a stock option to one employee-director and all non-employee directors to purchase 25,000 shares of common stock, and one employee-director to purchase 50,000 shares of common stock at an exercise price of $0.82, the market price of the common stock on the date of the grant.  This option vested immediately and expires in five years.  The fair value of this stock option is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 18% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.36% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2013 was $0.82.  During the year ended November 30, 2013, the Company recorded stock based compensation totaling $50,333 as a result of these stock option grants.

The intrinsic value of the exercisable options at November 30, 2013 totaled $323,760.  At November 30, 2013 the weighted average remaining life of the stock options is 2.87 years.  At November 30, 2013, there was $5,806 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .25 years.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25. In July 2012, a stock option was granted to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250. In November of 2013 each non-officer director were granted options to purchase 25,000 shares of common stock at an exercise price of $0.82. Starting December 1, 2013 the compensation for each non-officer director will be increased to $2,500 per month. It was also noted that if a non-officer director is the chairman of more than two committees then his or her increase will be to $3,500 per month.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2013	2012
Deferred Tax Assets
Net operating loss	$4,513,780	$4,606,652
Allowance for bad debts	19,337	11,853
Inventory	233,793	311,730
Deferred Rent	14,320	10,186
Depreciation	180,681	187,302
Total deferred tax assets	4,961,911	5,127,723
Valuation allowance	(3,505,304)	(3,551,738)

Deferred Tax Assets	$1,456,607	$1,575,985

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $46,000 during the year ended November 30, 2013.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Years Ended

	November 30, 2013	November 30, 2012

Current:
Federal	$29,908	$26,416
States	23,337	33,338

	53,245	59,754
Deferred:
Federal	74,441	(84,700)
States	19,788	(22,369)

	94,229	(107,069)

Provision for income taxes	$147,474	$(47,315)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Years ended

	November 30,	November 30,
	2013	2012
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(25)%	(39)%
State income taxes	2%	2%
Other	-	-
Effective tax rate	11%	(3)%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $163,000 for the year ended November 30, 2013, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2013 are as follows:

Twelve Months Ended
November 30,
2014	$217,109
2015	$199,080
2016	$172,579
2017	$176,031
2018	$179,552
2019 & thereafter	$338,296

$1,282,647

Net rental expense for the years ended November 30, 2013 and November 30, 2012 were $300,281 and $257,181 respectively, of which $255,018 and $223,237 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2014 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through November 30, 2013 totaling $200,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 10% of net sales for year ended November 30, 2013 and one customer who accounted for 10% of net sales for the year ended November 30, 2012.  The Company had one customer who accounted for 13% of accounts receivable at November 30, 2013 and one customer who accounted for 19% of accounts receivable at November 30, 2012.

NOTE K- MAJOR SUPPLIERS

During the years ended November 30, 2013 and November 30, 2012 there was one foreign supplier accounting for 47% and 45% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the year ended November 30, 2013, the Company purchased 56% of its products from Taiwan, 12% from Hong Kong, 27% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Year Ended

	November 30,	November 30,
	2013	2012
Canada	1,938,209	2,648,725
China	5,546,974	4,244,844
Other Asian Countries	899,492	1,360,298
South America	560,241	104,340
Europe	865,320	153,678

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