Form 10-Q
period 2014-02-28
SURGE COMPONENTS INC
filed 2014-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2014

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

As of April 14, 2014, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	February 28,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$5,009,286	$4,288,090
Accounts receivable - net of allowance for
doubtful accounts of $68,441 and $60,000	4,061,864	4,963,385
Inventory, net	3,195,504	3,672,563
Prepaid expenses and income taxes	221,153	241,696
Deferred income taxes	341,392	364,152

Total current assets	12,829,199	13,529,886

Fixed assets – net of accumulated depreciation and amortization of $2,075,210 and $2,065,539	73,211	75,275

Deferred income taxes	1,024,177	1,092,455
Other assets	11,652	11,652

Total assets	$13,938,239	$14,709,268

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
 (Continued)

	February 28,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
Current liabilities:
Accounts payable	$2,492,554	$3,329,776

Accrued expenses and taxes	708,019	715,102
Accrued salaries	271,754	385,569

Total current liabilities	3,472,327	4,430,447

Deferred rent	37,170	35,855

Total liabilities	3,509,497	4,466,302

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060
Additional paid-in capital	23,158,988	23,153,177
Accumulated deficit	(12,739,330)	(12,919,295)

Total shareholders' equity	10,428,742	10,242,966

Total liabilities and shareholders' equity	$13,938,239	$14,709,268

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
   (unaudited)

	Three Months Ended
	February28,	February 28,
	2014	2013

Net sales	$6,221,708	$5,186,483

Cost of goods sold	4,516,683	3,633,244

Gross profit	1,705,025	1,553,239

Operating expenses:
Selling and shipping	524,874	492,966
General and administrative	880,112	778,472
Depreciation expense	9,671	11,359

Total operating expenses	1,414,657	1,282,797

Income before other income (expense) and income taxes	290,368	270,442

Other income:
Investment income	689	788

Total Other income	689	788

Income before income taxes	291,057	271,230

Income taxes	105,167	11,882

Net income	$185,890	$259,348

Dividends on preferred stock	5,925	5,925
Net income available to common shareholders	$179,965	$253,423

Net income per share available to
common shareholders:

Basic	$.02	$.03
Diluted	$.02	$.03

Weighted Shares Outstanding:

Basic	9,060,012	9,060,012

Diluted	9,719,066	9,667,910

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
 (unaudited)

	Three Months Ended
	February 28,	February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,890	$259,348
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	9,671	11,359
Stock compensation expense	5,811	5,811
Deferred income taxes	91,038	-
Allowance for doubtful accounts	8,441	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	893,080	51,098
Inventory	477,059	35,564
Prepaid expenses and income taxes	20,543	25,219
Other assets	-	539
Accounts payable	(837,222)	(208,069)
Deferred rent	1,315	2,126
Accrued expenses	(126,823)	(176,084)

NET CASH FLOWS FROM OPERATING ACTIVITIES	728,803	6,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(7,607)	(1,221)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(7,607)	(1,221)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(CONTINUED)

	Three Months Ended
	February 28,	February 28,
	2014	2013

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	721,196	5,690

CASH AT BEGINNING OF PERIOD	4,288,090	3,443,964

CASH AT END OF PERIOD	$5,009,286	$3,449,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$43,151	$24,243

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,925	$5,925

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

The results and trends in these interim consolidated financial statements for the three months ended February 28, 2014 and February 28, 2013 may not be representative of those for the full fiscal year or any future periods.

(2) Accounts Receivable:

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Based on the Company’s operating history and customer base, bad debts to date have not been material.

(3) Revenue Recognition:

Revenue is recognized for products sold by the Company when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company's warehouse.

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $995,000 and $493,000 for the three months ended February 28, 2014 and February 28, 2013 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $107,745 and $347,775 for the three months ended February 28, 2014 and February 28, 2013 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. These agreements have no provisions for the granting of price concessions.  Revenues under these distribution agreements were approximately $1,515,000 and $654,000 for the three months ended February 28, 2014 and February 28, 2013 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2014 approximated $908,066. The Company, at February 28, 2014, has a reserve against slow moving and obsolete inventory of $622,071. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At February 28, 2014 and November 30, 2013, the Company's uninsured cash balances totaled approximately $3,321,089 and $2,713,584, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2010, and state tax examinations for years before fiscal years ending November 30, 2009. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended February 28, 2014 and February 28, 2013.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $1,926 and $5,080 for the three months ended February 28, 2014 and February 28, 2013 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2014 and February 28, 2013 totaled 455,946and 332,102, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2014	2013

Furniture and Fixtures	$322,586	$322,586
Leasehold Improvements	946,449	939,648
Computer Equipment	879,386	878,580
Less-Accumulated Depreciation	(2,075,210)	(2,065,539)
Net Fixed Assets	$73,211	$75,275

Depreciation and amortization expense for the three months ended February 28, 2014 and February 28, 2013 was $9,671 and $11,359, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2014	2013

Commissions	$272,899	$290,745
Preferred Stock Dividends	194,632	188,707
Interest	102,399	102,399
Other accrued expenses	138,089	133,251

	$708,019	$715,102

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $978,700 at November 30, 2013. Pension expense for the three months ended February 28, 2014 and February 28, 2013 was $8,129 and $7,708, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of February 28, 2014.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of February 28, 2014.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of our common stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $194,632 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2013.  The Company has accrued these dividends.

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

At February 28, 2014 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock Plan activity for the three months ended February 28, 2014 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 1, 2012	703,000	$0.29
Options issued in the year ended November 30, 2013	175,000	$0.82
Options exercised in the year ended November 30, 2013	-	$-
Options cancelled in the year ended November 30, 2013	-	$-
Options outstanding at February 28, 2014	878,000	$0.46

Options exercisable at February 28, 2014	878,000	$0.46

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

In November 2013, the Company granted a stock option to (a) one employee-director and all non-employee directors to purchase 25,000 shares of common stock, and (b) one employee-director to purchase 50,000 shares of common stock, at an exercise price of $0.82, the market price of the common stock on the date of the grant.  These options vested immediately and expire in five years from the grant date.  The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 18% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.36% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2013 was $0.82.  During the three months ended February 28, 2014, the Company recorded stock based compensation totaling $5,811 as a result of these stock option grants.

The intrinsic value of the exercisable options at February 28, 2014 totaled $367,250.  At February 28, 2014 the weighted average remaining life of the stock options is 2.47 years.  At February 28, 2014, there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25. In July 2012, a stock option was granted to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250. In November 2013, each non-officer director was granted a stock option to purchase 25,000 shares of common stock at an exercise price of $0.82. Starting December 1, 2013 the compensation for each non-officer director was increased to $2,500 per month, and $3,500 per month for any non-officer director that is the chairman of more than two committees of the Board of Directors.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2014	2013
Deferred Tax Assets
Net operating loss	$4,443,885	$4,513,780
Allowance for bad debts	27,335	19,337
Inventory	246,580	233,793
Deferred Rent	14,846	14,320
Depreciation	172,412	180,681
Total deferred tax assets	4,905,058	4,961,911
Valuation allowance	(3,539,489)	(3,505,304)

Deferred Tax Assets	$1,365,569	$1,456,607

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance increased by approximately $34,200 during the three months ended February 28,, 2014. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Three Months Ended
	February 28, 2014	February 28, 2013

Current:
Federal	$6,403	$-
States	7,726	11,882

	14,129	11,882
Deferred:
Federal	71,920	-
States	19,118	-

	91,038	-

Provision for income taxes	$105,167	$11,882

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Three Months ended
	February 28,	February 28,
	2014	2013
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(3)%	(39)%
State income taxes	5%	5%
Other	-	4%
Effective tax rate	36%	4%

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

The Company’s future minimum rental commitments at February 28, 2014 are as follows:

Twelve Months Ended
February 28,
2015	$217,935
2016	$187,116
2017	$175,174
2018	$176,908
2019	$180,446
2020 & thereafter	$292,663

$1,230,242

Net rental expense for the three months ended February 28, 2014 and February 28, 2013 were $78,459 and $82,384 respectively, of which $64,337 and $74,490 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2014 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through February 28, 2014 totaling $50,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who accounted for 14% and 10%, respectively, of net sales for the three months ended February 28, 2014 and one customer who accounted for 11% of net sales for the three months ended February 28, 2013.  The Company had one customer who accounted for 11% of accounts receivable at February 28, 2014 and one customer who accounted for 13% of accounts receivable at November 30, 2013.

NOTE K- MAJOR SUPPLIERS

During the three months ended February 28, 2014 and February 28, 2013, there was one foreign supplier who accounted for 42% and 47% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the three months ended February 28, 2014, the Company purchased 52% of its products from Taiwan, 10% from Hong Kong, 35% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 28,
	2014	2013
Canada	591,433	498,205
China	1,165,097	1,015,929
Other Asian Countries	218,314	160,133
South America	134,116	-
Europe	223,018	253,528

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

NOTE N  – SUBSEQUENT EVENT

In April 2014, the Company granted options to two officers to acquire a total of 108,438 shares of the Company's common stock at an exercise price of $0.80.

These options vest immediately and expire in five years.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $107,745 and $347,775 for the three months ended February 28, 2014 and February 28, 2013 respectively.

Challenge engages in the sale of electronic components, including audible components, alarms, chimes and battery related products. Challenge has increased the types of products it sells because some of its suppliers introduced new products, and it has also sourced other products from new suppliers. As a result, we are continually trying to expand our product line. In 2002 we started to import products and sold these under the Challenge name. It started with a line of transducers, and then we added battery snaps, and coin cell holders. Since 2002, we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. Our suppliers customize many of the products we sell for many customers based on the customers’ own designs and those our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff with thirty years of experience who works with our suppliers on such redesigns. We continue to expand the product mix we sell. We sell these products through independent representatives that earn a commission on the gross sale of the products we sell in their area. We also are working with local, regional, and national distributors to sell these products to local accounts in every state.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $32,000.

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

Results of Operations

Comparison of three months ended February 28, 2014 and February 28, 2013

Consolidated net sales for the three months ended February 28, 2014 increased by $1,035,225 or 20%, to $6,221,708 as compared to net sales of $5,186,483 for the three months ended February 28, 2013.  We largely attribute the increase in net sales to the inclusion of one of our parts in an existing customer’s product line introduced in November 2013. There is no assurance that the customer will continue this product line or that the customer will continue to purchase components for the product line from us. We also attribute the increase to an increase in business with new customers and increases in sales by three of the Company's distributors whose sales were lower during the three months ended February 28, 2013.

Our gross profit for the three months ended February 28, 2014 was $1,705,025, an increase of $151,786, or 9.8%, as compared to $1,553,239 for the three months ended February 28, 2013. Gross profit as a percentage of net sales, or profit margin, decreased to 27.4% for the three months ended February 28, 2014 compared to 29.9% for the three months ended February 28, 2013. The Company attributes the increase in gross profit to the increase in sales.  The decrease in profit margin can be attributed to a high volume of sales to certain customers for products with a lower gross profit margin in the three months ended February 28, 2014 as compared to the three months ended February 28, 2013.

Selling and shipping expenses for the three months ended February 28, 2014 was $524,874, an increase of $31,908, or 6.5%, as compared to $492,966 for the three months ended February 28, 2013. The increase was due to an increase in sales commissions, travel expenses, and auto expenses, offset by a decrease in salesman payroll, freight out expenses and shipping expenses.

General and administrative expenses for the three months ended February 28, 2014 was $880,112, an increase of $101,640, or 13.1%, as compared to $778,472 for the three months ended February 28, 2013. The increase is due to the increase in office expenses, professional fees, salaries, allowance for doubtful accounts, general and health insurance expenses and an increase in director’s fees that took effect in December 2013 as partially offset by the reduction in rent expense, warehouse and maintenance expenses.

Depreciation expense for the three months ended February 28, 2014 was $9,671, a decrease of $1,688 or 15%, as compared to $11,359 for the three months ended February 28, 2013. The decrease is due to assets becoming fully depreciated.

Income tax expense for the three months ended February 28. 2014 was $105,167, an increase of $93,285, or 785% as compared to $11,882 for the three months ended February 28, 2013. The increase is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are non-cash transactions reflected in the current operations

As a result of the foregoing, net income for the three months ended February 28, 2014 was $185,890, compared to the net income of $259,348 for the three months ended February 28, 2013.

Liquidity and Capital Resources

As of February 28, 2014 we had cash of $5,009,286, and working capital of $9,356,872. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

We had net cash flow provided by operating activities of $728,803 for the three months ended February 28, 2014, as compared to net cash flow from operating activities of $6,911 for the three months ended February 28, 2013. The increase in cash flow from operating activities resulted from decreases in accounts receivable, as well as decreases in inventory, prepaid expenses, deferred income taxes and accounts payable and accrued expenses and salaries.

We had net cash flow used in investing activities of $(7,607) for the three months ended February 28, 2014, as compared to net cash flow used in investing activities of $(1,221) for the three months ended February 28, 2013. The increase is due to purchasing additional computer equipment.

As a result of the foregoing, the Company had a net increase in cash of $721,196 for the three months ended February 28, 2014, as compared to a net increase in cash of $5,690 for the three months ended February 28, 2013.

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

In the first quarter of 2014 the Company lost a customer which the Company expects will result in a decrease in sales from this customer of approximately $700,000 for Fiscal 2014.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2014.

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,230,242	217,935	362,290	357,354	292,663
Employment agreements	$187,500	187,500	--	--	--

Total obligations	$1,417,741	$405,435	$362,290	$357,354	$292,662

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2014 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the three months ended February 28, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 14, 2014	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)