Form 10-Q
period 2014-05-31
SURGE COMPONENTS INC
filed 2014-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2014

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

As of July 15, 2014, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	May 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$5,373,535	$4,288,090
Accounts receivable - net of allowance for
doubtful accounts of $76,883 and $60,000	4,386,266	4,963,385
Inventory, net	3,889,033	3,672,563
Prepaid expenses and income taxes	223,805	241,696
Deferred income taxes	318,633	364,152

Total current assets	14,191,272	13,529,886

Fixed assets – net of accumulated depreciation and amortization of $2,086,304 and $2,065,539	76,344	75,275

Deferred income taxes	955,898	1,092,455
Other assets	11,652	11,652

Total assets	$15,235,166	$14,709,268

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
 (Continued)

	May 31,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
Current liabilities:
Accounts payable	$3,616,987	$3,329,776
Accrued expenses and taxes	742,814	715,102
Accrued salaries	224,759	385,569

Total current liabilities	4,584,560	4,430,447

Deferred rent	38,485	35,855

Total liabilities	4,623,045	4,466,302

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060
Additional paid-in capital	23,192,425	23,153,177
Accumulated deficit	(12,589,388)	(12,919,295)

Total shareholders' equity	10,612,121	10,242,966

Total liabilities and shareholders' equity	$15,235,166	$14,709,268

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2014	2013	2014	2013
Net sales	$12,928,333	$11,077,572	$6,706,624	$5,891,089

Cost of goods sold	9,494,793	7,856,995	4,978,110	4,223,752

Gross profit	3,433,540	3,220,577	1,728,514	1,667,337

Operating expenses:
Selling and shipping expenses	1,142,027	1,000,819	617,153	507,853
General and administrative expenses	1,730,372	1,569,275	850,259	790,803
Depreciation and amortization	20,765	24,594	11,094	13,235

Total operating expenses	2,893,164	2,594,688	1,478,506	1,311,891

Income before other income (expense) and income taxes	540,376	625,889	250,008	355,446

Other income(expense):

Interest expense	-	-	-	-

Investment income	1,744	2,403	1,055	1,614

Other income(expense)	1,744	2,403	1,055	1,614

Income before income taxes	542,120	628,292	251,063	357,060

Income taxes	206,288	46,774	101,121	34,892

Net income	335,832	581,518	149,942	322,168
Dividends on preferred stock	5,925	5,925	-	-

Net income available to common shareholders	$329,907	$575,593	$149,942	$322,168

Net income per share available to common shareholders:

Basic	$.04	$.06	$.02	$.04
Diluted	$.03	$.06	$.02	$.03

Weighted Shares Outstanding:
Basic	9,060,012	9,060,012	9,060,012	9,060,012
Diluted	9,713,842	9,667,192	9,713,842	9,667,192

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended
	May 31,	May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335,832	$581,518
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	20,765	24,594
Stock compensation expense	39,248	11,622
Deferred income taxes	182,076	20,541
Allowance for doubtful accounts	16,883	8,441

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	560,236	(397,836)
Inventory	(216,470)	(813,771)
Prepaid expenses and income taxes	17,891	(48,967)
Other assets	-	(7,999)
Accounts payable	287,211	1,295,911
Deferred rent	2,630	4,251
Accrued expenses	(139,023)	(226,412)

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,107,279	451,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(21,834)	(19,985)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(21,834)	(19,985)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows
(Continued)
(unaudited)

	Six Months Ended
	May 31, 2014	May 31, 2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	-	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	1,085,445	431,908

CASH AT BEGINNING OF PERIOD	4,288,090	3,443,964

CASH AT END OF PERIOD	$5,373,535	$3,875,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$206,288	$12,128

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,925	$5,925

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2014 and May 31, 2013 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,564,000 and $932,000 for the six months ended May 31, 2014 and May 31, 2013 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $230,646 and $354,721 for the six months ended May 31, 2014 and May 31, 2013 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. These agreements have no provisions for the granting of price concessions.  Revenues under these distribution agreements were approximately $3,379,000 and $1,234,000 for the six months ended May 31, 2014 and May 31, 2013 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2014 approximated $1,757,000. The Company, at May 31, 2014, has a reserve against slow moving and obsolete inventory of $622,071. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At May 31, 2014 and November 30, 2013, the Company's uninsured cash balances totaled approximately $2,692,677, and $2,713,584, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended May 31, 2014 and May 31, 2013.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $6,618 and $9,639 for the six months ended May 31, 2014 and May 31, 2013 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2014 and May 31, 2013 totaled 569,608 and 332,820 respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2014	2013

Furniture and Fixtures	$322,586	$322,586
Leasehold Improvements	948,589	939,648
Computer Equipment	891,473	878,580
Less-Accumulated Depreciation	(2,086,304)	(2,065,539)
Net Fixed Assets	$76,344	$75,275

Depreciation and amortization expense for the six months ended May 31, 2014 and May 31, 2013 was $20,765 and $24,594, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2014	2013

Commissions	$273,880	$290,745
Preferred Stock Dividends	194,632	188,707
Interest	102,399	102,399
Other accrued expenses	171,903	133,251

	$742,814	$715,102

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $978,700 at November 30, 2013. Pension expense for the six months ended May 31, 2014 and May 31, 2013 was $9,286 and $3,633, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of May 31, 2014.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of May 31, 2014.

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

At May 31, 2014 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock Plan activity for the six months ended May 31, 2014 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 1, 2013	878,000	$0.46
Options issued in the six months ended May 31, 2014	108,438	$0.80
Options exercised in the six months ended May 31, 2014	-	$-
Options cancelled in the six months ended May 31, 2014	-	$-
Options outstanding at May 31, 2014	986,438	$0.50

Options exercisable at May 31, 2014	986,438	$0.50

Stock Compensation

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15 per share, the value of the common stock on the date of the grant.  These options vest over a three year period and expire in ten years.  The fair values of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 3.42% (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period.

In July 2012, the Company granted a stock option to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51 per share, the market price of the common stock on the date of the grant.  This option vested immediately and expires in five years.  The fair value of this stock option is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 35% (based on stock volatility of public company industry peers); average risk-free interest rate of 0.67% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

In November 2013, the Company granted a stock option to (a) one employee-director and all non-employee directors to purchase 25,000 shares of common stock, and (b) one employee-director to purchase 50,000 shares of common stock, at an exercise price of $0.82 per share, the market price of the common stock on the date of the grant.  These options vested immediately and expire in five years from the grant date.  The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 18% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.36% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

In April 2014, the Company granted a stock option to (a) one employee-director to purchase 62,500 shares of common stock, and (b) one employee-director to purchase 45,938 shares of common stock, at an exercise price of $.80 per share, the market price of the common stock on the date of the grant.  These options vest immediately and expire in five years from the grant date. The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 20% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.65% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The intrinsic value of the exercisable options at May 31, 2014 totaled $324,500.  At May 31, 2014 the weighted average remaining life of the stock options is 2.52 years.  At May 31, 2014, there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25 per share. In July 2012, a stock option was granted to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51 per share.  In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250. In November 2013, each non-officer director was granted a stock option to purchase 25,000 shares of common stock at an exercise price of $0.82 per share.  In April 2014 one employee-director was granted a stock option to purchase 62,500 shares of common stock at an exercise price of $0.80 and one employee-director was granted a stock option to purchase 45,938 shares of common stock at an exercise price of $0.80 per share. (See Note F[2] for disclosure on the valuation and terms of these options). Starting December 1, 2013, the compensation for each non-officer director was increased to $2,500 per month, and $3,500 per month for any non-officer director that is the chairman of more than two committees of the Board of Directors.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2014	2013
Deferred Tax Assets
Net operating loss	$4,360,949	$4,513,780
Allowance for bad debts	24,327	19,337
Inventory	246,580	233,793
Deferred Rent	15,371	14,320
Depreciation	180,158	180,681
Total deferred tax assets	4,827,385	4,961,911
Valuation allowance	(3,552,854)	(3,505,304)

Deferred Tax Assets	$1,274,531	$1,456,607

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance increased by approximately $47,550 during the six months ended May 31, 2014. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Six Months Ended
	May 31, 2014	May 31, 2013

Current:
Federal	$11,911	$20,538
States	12,301	5,695

	24,212	26,233
Deferred:
Federal	143,840	16,638
States	38,236	3,903

	182,076	20,541

Provision for income taxes	$206,288	$46,774

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Six Months ended
	May 31,	May 31,
	2014	2013
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	1%	(29)%
State income taxes	2%	2%
Other	1%	-
Effective tax rate	38%	7%

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

The Company’s future minimum rental commitments at May 31, 2014 are as follows:

Twelve Months Ended
May 31,
2015	$222,082
2016	$178,569
2017	$177,785
2018	$181,341
2019	$184,968
2020 & thereafter	$62,062

$1,006,807

Net rental expense for the six months ended May 31, 2014 and May 31, 2013 were $154,086 and $150,230 respectively, of which $125,841and $134,441 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2014 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through May 31, 2014 totaling $100,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 17% of net sales for the six months ended May 31, 2014 and one customer who accounted for 11% of net sales for the six months ended May 31, 2013.  The Company had one customer who accounted for 18% of accounts receivable at May 31, 2014 and one customer who accounted for 13% of accounts receivable at November 30, 2013.

NOTE K- MAJOR SUPPLIERS

During the six months ended May 31, 2014 and May 31, 2013, there was one foreign supplier who accounted for 46% and 52% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the six months ended May 31, 2014, the Company purchased 61% of its products from Taiwan, 10% from Hong Kong, 26% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2014	2013
Canada	1,262,290	887,036
China	2,194,262	2,114,106
Other Asian Countries	430,095	375,639
South America	273,164	258,334
Europe	490,036	363,615

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $230,646 and $354,721 for the six months ended May 31, 2014 and May 31, 2013 respectively.

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

The electronic components industry is in constant flux, changing, from one of strong demand to one of moderate demand. Management expects the remainder of 2014 to continue with the moderate demand for components that it experienced in 2013 and the first half of 2014. Due to this worldwide moderate to strong demand, the Company could feel the effects of potential shortages of materials and price escalation.

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

Results of Operations

Comparison of six and three months ended May 31, 2014 and May 31, 2013

Consolidated net sales for the six months ended May 31, 2014 increased by $1,850,761 or 17%, to $12,928,333 as compared to net sales of $11,077,572 for the six months ended May 31, 2013.  Consolidated net sales for the three months ended May 31, 2014 increased by $815,535 or 14% to $6,706,624 as compared to net sales of $5,891,089 for the three months ended May 31, 2013.  We largely attribute the increase in net sales to the inclusion of one of our parts in an existing customer’s product line introduced in November 2013. There is no assurance that the customer will continue this product line or that the customer will continue to purchase components for the product line from us. We also attribute the increase to an increase in business with new customers and increases in sales by three of the Company's distributors whose sales were lower during the six months ended May 31, 2013.

Our gross profit for the six months ended May 31, 2014 was $3,433,540, an increase of $212,963, or 7%, as compared to $3,220,577 for the six months ended May 31, 2013. Gross profit for the three months ended May 31, 2014 was $1,728,514, an increase of $61,177, or 4%, as compared to $1,667,337 for the three months ended May 31, 2013.  Gross profit as a percentage of net sales, or profit margin, decreased to 26.6% for the six months ended May 31, 2014 compared to 29.1% for the six months ended May 31, 2013.  Gross profit as a percentage of net sales, or profit margin, decreased to 25.8% for the three months ended May 31, 2014 compared to 28.3% for the three months ended May 31, 2013. The Company attributes the increase in gross profit to the increase in sales.  The decrease in profit margin can be attributed to a high volume of sales to certain customers for products with a lower gross profit margin in the six months ended May 31, 2014 as compared to the six months ended May 31, 2013.  Furthermore, there are certain customers with whom the Company has an agreement to provide periodic cost reductions.  The level of the reduction is only known after negotiation is completed each period, and only affects products shipping from that point forward, and does not affect any of the customers existing orders.

Selling and shipping expenses for the six months ended May 31, 2014 was $1,142,027, an increase of $141,208, or 14%, as compared to $1,000,819 for the six months ended May 31, 2013. Selling and shipping expenses for the three months ended May 31, 2014 was $617,153, an increase of $109,300, or 22%, as compared to $507,853 for the three months ended May 31, 2013.  The increase for the six months ended May 31, 2014 was due to an increase in sales commissions, travel expenses, and auto expenses, offset by a decrease in salesman payroll, freight out expenses and shipping expenses.  The increase for the three months ended May 31, 2014 is due to an increase in commission expenses, salesman payroll, primarily due to the Company hiring a national sales manager, and travel expenses, offset by a decrease in advertising and freight out expenses.

General and administrative expenses for the six months ended May 31, 2014 was $1,730,372, an increase of $161,097, or 10%, as compared to $1,569,275 for the six months ended May 31, 2013.  General and administrative expenses for the three months ended May 31, 2014 was $850,259, an increase of $59,456, or 8%, as compared to $790,803 for the three months ended May 31, 2013. The increase for the six months ended May 31, 2014 is due to the increase in office expenses, professional fees, computer expense, salaries and related payroll taxes, allowance for doubtful accounts, general and health insurance expenses and an increase in directors fees that took effect in December 2013 as partially offset by the reduction in warehouse and maintenance expenses.  The increase for the three months ended May 31, 2014 is due to an increase in rent expenses, health insurance expenses, computer expenses, professional fees and directors fees offset by a decrease in salaries.

Depreciation expense for the six months ended May 31, 2014 was $20,765, a decrease of $3,829 or 16%, as compared to $24,594 for the six months ended May 31, 2013.  Depreciation expense for the three months ended May 31, 2014 was $11,094, a decrease of $2,141 or 16%, as compared to $13,235 for the three months ended May 31, 2013. The decrease is due to assets becoming fully depreciated.

Income tax expense for the six months ended May 31. 2014 was $206,288, an increase of $159,514, or 341% as compared to $46,774 for the six months ended May 31, 2013. Income tax expense for the three months ended May 31. 2014 was $101,121, an increase of $66,229, or 190% as compared to $34,892 for the three months ended May 31, 2013.The increase is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax, primarily net operating losses. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are non-cash transactions reflected in the current operations.

As a result of the foregoing, net income for the six months ended May 31, 2014 was $335,832, compared to the net income of $581,518 for the six months ended May 31, 2013.  Net income for the three months ended May 31, 2014 was $149,942, compared to the net income of $322,168 for the six months ended May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2014 we had cash of $5,373,535, and working capital of $9,606,712. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

We had net cash flow provided by operating activities of $1,107,279 for the six months ended May 31, 2014, as compared to net cash flow provided by operating activities of $451,893 for the six months ended May 31, 2013. The increase in cash flow from operating activities resulted from increases in accounts payable, as well as decreases in accounts receivable, accounts payable,  prepaid expenses, deferred income taxes, accrued expenses and salaries.

We had net cash flow used in investing activities of $(21,834) for the six months ended May 31, 2014, as compared to net cash flow used in investing activities of $(19,985) for the six months ended May 31, 2013. The increase is due to purchasing additional computer equipment.

As a result of the foregoing, the Company had a net increase in cash of $1,085,445 for the six months ended May 31, 2014, as compared to a net increase in cash of $431,908 for the six months ended May 31, 2013.

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

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2014.

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,006,807	222,082	356,354	366,309	62,062
Employment agreements	$75,000	75,000	--	--	--

Total obligations	$1,081,807	$297,082	$356,354	$366,309	$62,062

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2014 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

During the six months ended May 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 15, 2014	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)