Form 10-Q
period 2014-08-31
SURGE COMPONENTS INC
filed 2014-10-10
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2014

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

As of October 10, 2014, there were 9,060,012 outstanding shares of the Registrant's Common Stock, $.001 par value.

1

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	August 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$5,304,172	$4,288,090
Accounts receivable - net of allowance for
doubtful accounts of $85,324 and $60,000	4,980,752	4,963,385
Inventory, net	3,432,409	3,672,563
Prepaid expenses and income taxes	143,398	241,696
Deferred income taxes	295,873	364,152

Total current assets	14,156,604	13,529,886

Fixed assets – net of accumulated depreciation and amortization of $2,101,545 and $2,065,539	93,492	75,275

Deferred income taxes	887,620	1,092,455
Other assets	11,652	11,652

Total assets	$15,149,368	$14,709,268

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

 (Continued)

	August 31,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
Current liabilities:
Accounts payable	$3,047,954	$3,329,776
Accrued expenses and taxes	757,362	715,102
Accrued salaries	273,278	385,569

Total current liabilities	4,078,594	4,430,447

Deferred rent	39,800	35,855

Total liabilities	4,118,394	4,466,302

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 23,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	24	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,060,012 and 9,060,012 shares issued and outstanding	9,060	9,060
Additional paid-in capital	23,192,425	23,153,177
Accumulated deficit	(12,170,535)	(12,919,295)

Total shareholders' equity	11,030,974	10,242,966

Total liabilities and shareholders' equity	$15,149,368	$14,709,268

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013
Net sales	$20,486,846	$18,033,342	$7,558,513	$6,955,770

Cost of goods sold	15,092,142	12,936,597	5,597,350	5,079,602

Gross profit	5,394,704	5,096,745	1,961,163	1,876,168

Operating expenses:
Selling and shipping expenses	1,712,621	1,514,226	570,594	513,407
General and administrative expenses	2,560,181	2,377,194	829,809	807,919
Depreciation and amortization	36,006	38,534	15,241	13,940

Total operating expenses	4,308,808	3,929,954	1,415,644	1,335,266

Income before other income (expense) and income taxes	1,085,896	1,166,791	545,519	540,902

Other income(expense):

Interest expense	—	—	—	—

Investment income	3,236	3,439	1,492	1,036

Other income(expense)	3,236	3,439	1,492	1,036

Income before income taxes	1,089,132	1,170,230	547,011	541,938

Income taxes	328,522	48,376	122,234	1,602

Net income	760,610	1,121,854	424,777	540,336
Dividends on preferred stock	11,850	11,850	5,925	5,925

Net income available to common shareholders	$748,760	$1,110,004	$418,852	$534,411

Net income per share available to common shareholders:

Basic	$.08	$.12	$.05	$.06
Diluted	$.08	$.11	$.04	$.06

Weighted Shares Outstanding:
Basic	9,060,012	9,060,012	9,060,012	9,060,012
Diluted	9,719,440	9,668,621	9,719,440	9,668,621

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (unaudited)

	Nine Months Ended
	August 31,	August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760,610	$1,121,854
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	36,006	38,534
Stock compensation expense	39,248	37,433
Deferred income taxes	273,114	20,541
Allowance for doubtful accounts	25,324	16,883

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(42,691)	(1,690,485)
Inventory	240,154	(970,240)
Prepaid expenses and income taxes	98,298	(75,823)
Other assets	—	(4,282)
Accounts payable	(281,823)	1,389,657
Deferred rent	3,945	6,376
Accrued expenses	(81,881)	(189,429)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,070,304	(298,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(54,222)	(30,935)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(54,222)	(30,935)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Continued)

(unaudited)

	Nine Months Ended
	August 31, 2014	August 31, 2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	—	—

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	1,016,082	(329,916)

CASH AT BEGINNING OF PERIOD	4,288,090	3,443,964

CASH AT END OF PERIOD	$5,304,172	$3,114,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$70,941	$48,376

Interest paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$11,850	$11,850

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2014 and August 31, 2013 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,684,000 and $2,088,000 for the nine months ended August 31, 2014 and August 31, 2013 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $387,492 and $452,734 for the nine months ended August 31, 2014 and August 31, 2013 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. These agreements have no provisions for the granting of price concessions.  Revenues under these distribution agreements were approximately $5,522,000 and $2,931,000 for the nine months ended August 31, 2014 and August 31, 2013 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2014 approximated $1,267,000. The Company, at August 31, 2014, has a reserve against slow moving and obsolete inventory of $447,231. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At August 31, 2014 and November 30, 2013, the Company's uninsured cash balances totaled approximately $2,123,815, and $2,713,584, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2011, and state tax examinations for years before fiscal years ending November 30, 2010. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended August 31, 2014 and August 31, 2013.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $8,531 and $11,826 for the nine months ended August 31, 2014 and August 31, 2013 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2014 and August 31, 2013 totaled 564,010 and 331,391 respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2014	2013

Furniture and Fixtures	$322,586	$322,586
Leasehold Improvements	948,589	939,648
Computer Equipment	923,862	878,580
Less-Accumulated Depreciation	(2,101,545)	(2,065,539)
Net Fixed Assets	$93,492	$75,275

Depreciation and amortization expense for the nine months ended August 31, 2014 and August 31, 2013 was $36,006 and $38,534, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2014	2013

Commissions	$289,780	$290,745
Preferred Stock Dividends	200,557	188,707
Interest	102,399	102,399
Other accrued expenses	164,626	133,251

	$757,362	$715,102

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $978,700 at November 30, 2013. Pension expense for the nine months ended August 31, 2014 and August 31, 2013 was $10,914 and $4,673, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of August 31, 2014.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of August 31, 2014.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of our common stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $200,557 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2014.  The Company has accrued these dividends.

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

At August 31, 2014 there are 23,700 shares of Series C Preferred issued and outstanding.

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

Stock Plan activity for the nine months ended August 31, 2014 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 1, 2013	878,000	$0.46
Options issued in the nine months ended August 31, 2014	108,438	$0.80
Options exercised in the nine months ended August 31, 2014	—	$—
Options cancelled in the nine months ended August 31, 2014	—	$—
Options outstanding at August 31, 2014	986,438	$0.50

Options exercisable at August 31, 2014	986,438	$0.50

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

The intrinsic value of the exercisable options at August 31, 2014 totaled $354,503.  At August 31, 2014 the weighted average remaining life of the stock options is 2.03 years.  At August 31, 2014, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2014	2013
Deferred Tax Assets
Net operating loss	$4,501,265	$4,513,780
Allowance for bad debts	26,822	19,337
Inventory	176,785	233,793
Deferred Rent	15,896	14,320
Depreciation	177,829	180,681
Total deferred tax assets	4,898,597	4,961,911
Valuation allowance	(3,715,104)	(3,505,304)

Deferred Tax Assets	$1,183,493	$1,456,607

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The valuation allowance increased by approximately $210,000 during the nine months ended August 31, 2014. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

The Company's income tax expense consists of the following:

	Nine Months Ended
	August 31, 2014	August 31, 2013

Current:
Federal	$16,041	$22,285
States	39,367	26,091

	55,408	48,376
Deferred:
Federal	215,760	—
States	57,354	—

	273,114	—

Provision for income taxes	$328,522	$48,376

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,400,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months ended
	August 31,	August 31,
	2014	2013
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(5%)	(32)%
State income taxes	2%	2%
Other	(1%)	—
Effective tax rate	30%	4%

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

The Company’s future minimum rental commitments at August 31, 2014 are as follows:

Twelve Months Ended
August 31,
2015	$210,146
2016	$175,159
2017	$178,662
2018	$182,236
2019	$185,880
2020 & thereafter	$15,515

$947,598

Net rental expense for the nine months ended August 31, 2014 and August 31, 2013 were $229,713 and $225,262 respectively, of which $187,345 and $194,391 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2015 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through August 31, 2014 totaling $150,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 16% of net sales for the nine months ended August 31, 2014 and no customers who accounted for 10% of net sales for the nine months ended August 31, 2013.  The Company had one customer who accounted for 11% of accounts receivable at August 31, 2014 and one customer who accounted for 13% of accounts receivable at November 30, 2013.

NOTE K- MAJOR SUPPLIERS

During the nine months ended August 31, 2014 and August 31, 2013, there was one foreign supplier who accounted for 49% and 51% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2014, the Company purchased 60% of its products from Taiwan, 10% from Hong Kong, 26% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2014	2013
Canada	1,832,002	1,343,052
China	3,620,653	2,927,658
Other Asian Countries	682,439	522,738
South America	407,036	438,786
Europe	758,029	669,430

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier will pay us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $387,492 and $452,734 for the nine months ended August 31, 2014 and August 31, 2013 respectively.

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

Results of Operations

Comparison of nine and three months ended August 31, 2014 and August 31, 2013

Net sales for the nine months ended August 31, 2014 increased by $2,453,504 or 14%, to $20,486,846 as compared to net sales of $18,033,342 for the nine months ended August 31, 2013. Net sales for the three months ended August 31, 2014 increased by $602,743 or 9% to $7,558,513 as compared to net sales of $6,955,770 for the three months ended August 31, 2013.  We attribute the increase in net sales during these periods to an increase in business with new customers and increases in sales by three of the Company's distributors whose sales were lower during the nine months and the three months ended August 31, 2013. We also attribute the increase in net sales to the inclusion of one of our parts in an existing customer’s product line introduced in November 2013. There is no assurance that the customer will continue this product line or that the customer will continue to purchase components for the product line from us.

Our gross profit for the nine months ended August 31, 2014 was $5,394,704, an increase of $297,959, or 6%, as compared to $5,096,745 for the nine months ended August 31, 2013. Gross profit for the three months ended August 31, 2014 was $1,961,163, an increase of $84,995, or 5%, as compared to $1,876,168 for the three months ended August 31, 2013.  Gross profit as a percentage of net sales, or profit margin, decreased to 26% for the nine months ended August 31, 2014 compared to 28% for the nine months ended August 31, 2013.  Gross profit as a percentage of net sales, or profit margin, decreased to 26% for the three months ended August 31, 2014 compared to 27% for the three months ended August 31, 2013. The Company attributes the increase in gross profit to the increase in sales.  The decrease in profit margin can be attributed to a high volume of sales to certain customers for products with a lower gross profit margin, as well as the write off of approximately $104,000 worth of obsolete inventory  in the nine months ended August 31, 2014 as compared to the nine months ended August 31, 2013. Furthermore, with our EMS (subcontractor) customers with whom the Company has an agreement to provide periodic cost reductions, the level of the reduction is only known after negotiation is completed each period, and only affects products shipping from that point forward, and does not affect any of the customers existing orders. So this obligation of the Company, can have a negative impact on our profit margins.

Selling and shipping expenses for the nine months ended August 31, 2014 was $1,712,621, an increase of $198,395, or 13%, as compared to $1,514,226 for the nine months ended August 31, 2013. Selling and shipping expenses for the three months ended August 31, 2014 was $570,594, an increase of $57,187, or 11%, as compared to $513,407 for the three months ended August 31, 2013.  The increase was due to an increase in sales commissions, travel expenses, and auto expenses, as partially offset by a decrease in salesman payroll, advertising expenses, freight out and shipping expenses. Selling and shipping expenses as a percentage of sales to sales has remained at 8% for the nine and three months ended August 31, 2014 and 2013.

General and administrative expenses for the nine months ended August 31, 2014 was $2,560,181, an increase of $182,987, or 8%, as compared to $2,377,194 for the nine months ended August 31, 2013.  General and administrative expenses for the three months ended August 31, 2014 was $829,809, an increase of $21,890, or 3%, as compared to $807,919 for the three months ended August 31, 2013. The increase is due to the increase in salaries and related payroll taxes, office expenses, professional fees, computer expense, allowance for doubtful accounts, general and health insurance expenses and an increase in directors fees that took effect in December 2013.

Depreciation expense for the nine months ended August 31, 2014 was $36,006, a decrease of $2,528 or 7%, as compared to $38,534 for the nine months ended August 31, 2013.  Depreciation expense for the three months ended August 31, 2014 was $15,241, an increase of $1,301 or 9%, as compared to $13,940 for the three months ended August 31, 2013. The decrease for the nine months ended August 31, 2014 is due to assets becoming fully depreciated. The increase for the three months ended August 31, 2014 is due to the addition of new equipment purchased by the Company.

Income tax expense for the nine months ended August 31, 2014 was $328,522, an increase of $280,146, as compared to $48,376 for the nine months ended August 31, 2013. Income tax expense for the three months ended August 31, 2014 was $122,234, an increase of $120,632 as compared to $1,602 for the three months ended August 31, 2013. The increase is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax, primarily net operating losses. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are non-cash transactions reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2014 was $760,610, compared to net income of $1,121,854 for the nine months ended August 31, 2013.  Net income for the three months ended August 31, 2014 was $424,777, compared to the net income of $540,336 for the three months ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014 we had cash of $5,304,172, and working capital of $10,078,010. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

We had net cash flow used in operating activities of $1,070,304 for the nine months ended August 31, 2014, as compared to net cash flow provided by operating activities of $(298,981) for the nine months ended August 31, 2013. The increase in cash flow from operating activities resulted from a lower increase in accounts receivable, a decrease in inventory and an increase in a non cash charge for deferred tax expense, as partially offset by a lower net income and a decrease in accounts payable.

We had net cash flow used in investing activities of $(54,222) for the nine months ended August 31, 2014, as compared to net cash flow used in investing activities of $(30,935) for the nine months ended August 31, 2013. The increase is due to purchasing additional computer equipment.

There were no financing activities during this period.

As a result of the foregoing, the Company had a net increase in cash of $1,016,082 for the nine months ended August 31, 2014, as compared to a net decrease in cash of $329,916 for the nine months ended August 31, 2013.

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

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock, while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2014.

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$—	$—	$—	$—	$—
Operating leases	947,598	210,146	353,821	368,116	15,515
Employment agreements	412,500	412,500	—		—

Total obligations	$1,360,098	$622,646	$353,821	$368,116	$15,515

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2014 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the nine months ended August 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 10, 2014	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

