Form 10-K
period 2014-11-30
SURGE COMPONENTS INC
filed 2015-02-27
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

Large Accelerated Filer [_]                                                                Accelerated Filer [_]

Non-accelerated Filer     [_]                                                                Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 31, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $4.7 million.

The Registrant’s common stock outstanding as of February 26, 2015, was 9,218,815 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base.  Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors  who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics.  When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $509,273 and $643,868 for the fiscal years ended November 30, 2014 and November 30, 2013, respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers.  As a result, we are continually trying to add to the types of electronic components that we sell. In 2002 we started to import products similar to our parent company Surge, and sold these under the Challenge name. It started with a line of transducers, then we added battery snaps, and coin cell holders.  We have since increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have a design engineer on our staff with more than thirty years experience with these types of products, who works with our suppliers on such redesigns. We continue to expand the line of products we sell, including alarms and chimes. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state.

In order for us to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new clients, our ability to retain and attract sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations.

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

The electronics industry has been characterized by intense price cutting and rapid technological changes and development, which could materially adversely affect our future operating results. In addition, the industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of the products that we sell, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components, including the products that we sell. Accordingly, any downturn in the electronics industry in general could adversely affect our business and results of operations.  There are forces of change such as price cutting, M&A of customers and centralization of purchasing by customers vs. localized,  affecting the wholesale distribution industry, including the electronics industry. The industry has experienced a strong move by U.S. manufacturers to design products in the United States, but then shift manufacturing and purchasing to Asia to benefit from this low cost labor region using their own factory or a subcontractor. Surge has responded to this trend by setting up a Hong Kong corporation, Surge Components, Limited, and hiring a sales staff to better position the Company in the Asian markets. Due to rising transportation and employment costs in Asia, we have seen U.S. manufacturers start moving their manufacturing facilities to Mexico to reduce transportation costs and bring manufacturing much closer to home. At this time, however, none of our customers has moved its manufacturing facilities to Mexico.

Products

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2014 and Fiscal 2013, capacitors accounted for approximately 50% and 50% of Surge's sales, respectively, of which approximately 75% was Lelon capacitors (discussed below). Discrete components accounted for Surge's remaining sales in Fiscal 2014 and Fiscal 2013. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 38% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2014.

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

Mylar Film Capacitors- These capacitors are frequently used for noise suppression and filtering. They are commonly used in telecommunication and computer products. Surge's suppliers in China have facilities fully certified for all of the above mentioned quality certifications.

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

Inventory

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2014, we maintained inventory valued at $3,258,156.

Because of the experience of our management, including Ira Levy and Steven Lubman, we believe that we know the best prices to buy the products we sell and as a result we generally waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components, which we hold in inventory decline, or if new technology is developed that displaces products that we sell, our business could be materially adversely affected. The Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to general economic conditions and customer-specific business conditions. If our customers experience these changes, our business could be adversely affected.

 Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2014 and Fiscal 2013, Challenge purchased approximately 95% and 93%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2014, those foreign manufactured products were supplied from manufacturers in Taiwan (60%), Hong Kong (10%), elsewhere in Asia (27%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2014 and Fiscal 2013, one of Surge's vendors, Lelon Electronics, accounted for approximately 49% and 47% of Surge's consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier,  could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our inventory and our relationships with our manufacturers, we have been able to mitigate the effect of any of these shortages in components. However, should there be shortages in the future, such shortages could have both a beneficial or an adverse effect upon our business. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. Currently, product demand in the industry is down for customers in most market segments.

Marketing and Sales

Surge's sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs ten sales and marketing personnel, including two of its executive officers, who are responsible for certain key customer relationships.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2014, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. One of our customers, Avnet, accounted for 14% of net sales for Fiscal 2014 and 10% of net sales for Fiscal 2013. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Backlog

As of November 30, 2014, our backlog was approximately $6,353,521, as compared with $5,979,000 at November 30, 2013. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2014, Surge and Challenge employed 29 persons, two of whom are employed in executive capacities, eight are engaged in sales, two in engineering, three in purchasing, two in administrative capacities, five in customer service, two in accounting and five in warehousing.  None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We only have one agreement with our suppliers and we depend on a limited number of suppliers

We only have one agreement with our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 49% and 47% of the Company’s consolidated purchases. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed and as a result, price fluctuations could harm us.

In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of products. Accordingly, we attempt to maintain a one-to-two month inventory of our products. As a result of our strategic inventory purchasing policies, under which we order products to obtain preferential pricing, we generally waive the right to manufacturers' inventory protection agreements (including price protection and inventory return rights). As a result, we bear the risk of increases in the prices we are charged by our manufacturers and decreases in the prices we are able to charge our customers. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected. The Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to general economic conditions and customer-specific business conditions. If our customers experience these changes, our business could be adversely affected.

Our operations would be adverse effected if we lose certain of our customers.

For Fiscal 2014, approximately 14% of our net sales were derived from sales to one customer.  Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations during the short-term until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 92% of the total goods which we purchased in Fiscal 2014 were manufactured in foreign countries, with the majority purchased from Taiwan (60%), Hong Kong (10%), elsewhere in Asia (27%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends on its common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. In addition, we may not pay dividends on our common stock until we have paid the dividends in arrears for our preferred stock. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

The rights of the holders of common stock have been impaired by the issuance of preferred stock and may be further impaired by the potential future issuance of preferred stock.

We are authorized to issue up to 5,000,000 shares of blank check preferred stock of which 260,000 shares have been designated as Non-Voting Redeemable Convertible Series A Preferred Stock, of which no shares are issued and outstanding, 200,000 shares   have been designated Voting Redeemable Convertible Series B Preferred Stock, of which no shares are issued and outstanding, and 100,000 shares have been designated Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred Stock”), of which 21,700 shares are issued and outstanding. Holders of the Series C Preferred Stock are entitled to receive, upon liquidation, payment of $5.00 per share of Series C Preferred Stock prior to any payment to common shareholders. Holders of Series C Preferred Stock are entitled to cumulative dividends, if and when declared by the board of directors, at the rate of $0.50 per share per annum, prior to payment of dividends to common shareholders.

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

Fiscal Quarter	High	Low
2013 First Quarter	$0.56	$0.37
2013 Second Quarter	$0.74	$0.51
2013 Third Quarter	$0.80	$0.56
2013 Fourth Quarter	$0.93	$0.68
2014 First Quarter	$0.93	$0.73
2014 Second Quarter	$0.90	$0.71
2014 Third Quarter	$0.88	$0.79
2014 Fourth Quarter	$0.90	$0.74

As of the date of the filing of this report, there are issued and outstanding 9,218,815 shares of common stock.

As of the date of the filing of this report, there are approximately 217 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations.

Equity Compensation Plan Information

The following table provides information as of November 30, 2014 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	986,438	$0.50	488,562
Equity compensation plan not yet approved by security holders	-	-	-
Total	986,438	$0.50	488,562

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $509,273 and $643,868 for the fiscal year ended November 30, 2014 and November 30, 2013 respectively.

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

The electronic components industry has changed, from one of strong demand to now one of reduced demand. This reduced demand can be attributed to a slowdown in global growth as well as a slowdown in the forecast of retail sales in North America. Management expects 2015 to continue with the reduced demand for components that it experienced in 2014. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $33,000.

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

Results of Operations

Consolidated net sales for the fiscal year ended  November 30, 2014 increased by $1,927,080 or 7.6%, to $27,218,025 as compared to net sales of $25,290,945 for the fiscal year ended November 30, 2013.  We largely attribute the increase in net sales to an increase in business with new customers as well as new business with existing customers.

Our gross profit for the fiscal year ended November 30, 2014 decreased by $285,075 to $6,676,243, or 4.1%, as compared to $6,961,318 for the fiscal year ended November 30, 2013.  Gross margin as a percentage of net sales decreased to 24.5% for the fiscal year ended November 30, 2014 compared to 27.5% for the fiscal year ended November 30, 2013. The Company attributes the decrease in gross profit and profit margin percentage to certain customers having a high volume of sales for products with a lower gross profit margin in fiscal 2014 as compared to fiscal 2013. Profit margins have decreased for certain of our customers because these customers are some of the biggest buyers of components and therefore demand reduced prices. Some of the buyers demand periodic price reductions on a quarterly or semi-annual basis. In addition, the Company wrote off approximately $236,000 of obsolete inventory in Fiscal 2014. This inventory is a combination of old inventory as well as recent inventory where customers either discontinued use due to slowdown in production or changes in design. Frequently customers will evaluate their inventory at the end of the third quarter and if they assess their inventory to be too high they will either cancel their orders or push delivery dates back. We work with Electronic Manufacturing Service (EMS) subcontractor customers who manufacture the products for other customers who do not have their own manufacturing operations. We have agreements to provide periodic cost reductions through rebates. This reduction only affects future shipments of products, and does not affect any of the customers’ existing orders. This obligation can have a negative impact on our profit margins. Even though this rebate can impact our gross profit margin, these customers represent a significant potential growth for us as they assist us in becoming approved suppliers at the customers they manufacture for, and they purchase our components for these customers.

Selling and shipping expenses for the fiscal year ended November 30, 2014 was $2,350,090, an increase of $177,223, or 8.2%, as compared to $2,172,867 for the fiscal year ended November 30, 2013. Specifically the increase is due to increases in commission expense, and selling expenses such as travel and messenger and delivery, offset by a decrease in advertising, sales salaries and freight.

General and administrative expenses for the fiscal year ended November 30, 2014 was $3,564,412, an increase of $219,132, or 6.6%, as compared to $3,345,280 for the fiscal year ended November 30, 2013. The increase is due to the hiring of additional employees and increased costs of both health and general insurance and rent, an increase in professional fees, allowance for doubtful accounts as well as increases in maintenance and telephone and partially offset by decreases in warehouse, computer and bank charges expenses. We accrue non-executive bonuses in the fourth quarter of every year. In the quarter ended November 30, 2014, we accrued a total of $178,000 of these non-executive bonuses.

Depreciation expense for the fiscal year ended November 30, 2014 was $48,877, a decrease of $6,274 or 11.4%, as compared to $55,151 for the fiscal year ended November 30, 2013.  The decrease is due to assets becoming fully depreciated during the fiscal year ended November 30, 2013.

Investment income for the fiscal year ended November 30, 2014 was $4,849, compared to $4,244 for the fiscal year ended November 30, 2013. We attribute the increase of $605, or 14.3%, to additional cash being placed in several money market accounts during the fiscal year ended November 30, 2014.

Income taxes for the fiscal year ended November 30, 2014 was $279,149, an increase of $131,675 or 89.3% as compared to a tax expense of $147,474 in expense for the fiscal year ended November 30, 2013. The increase is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2014 was $438,564, compared to the net income of $1,244,790 for the fiscal year ended November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2014 we had cash of $6,174,561, and working capital of $9,765,254. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2014, we had net cash flow from operating activities of $1,945,039, as compared to net cash flow from operating activities of $893,925 for the fiscal year ended November 30, 2013. The increase in cash flow from operating activities resulted from a decrease in accounts receivable, inventory, prepaid expenses and taxes and an increase in accrued expenses, as partially offset by a decrease in net income and a decrease in accounts payable.

We had net cash flow used in investing activities of $58,568 for the fiscal year ended November 30, 2014, as compared to net cash flow used in investing activities of $49,799 for the fiscal year ended November 30, 2013. We attribute the increase to the Company purchasing new equipment during the fiscal year ended November 30, 2014.

As a result of the foregoing, the Company had a net increase in cash of $1,886,471 for the fiscal year ended  November 30, 2014, as compared to a net increase in cash of $844,126 for the fiscal year ended  November 30, 2013.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock if permitted by our governing documents and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2014:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Long-term debt	$-	$--	$--	$--	$--
Operating leases	$1,061,268	194,811	348,610	362,693	155,154
Employment agreements	$300,000	300,000	--	--	--
Total obligations	$1,361,268	$494,811	$348,610	$362,693	$155,154

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

As of November 30, 2014 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2014.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

 Changes in Internal Controls.

During the quarter ended November 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2016, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2015, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2017. Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position and Offices with Surge
Ira Levy	58	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	59	Vice President, Secretary and Class A Director
Alan Plafker*	56	Class B Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
David Siegel	89	Class B Director
Lawrence Chariton*	57	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
Gary Jacobs*	57	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee

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

Alan Plafker has served as a director since June 2001. Since July 2000, Mr. Plafker has served as President and Chief Executive Officer of Member Brokerage Service LLC, a credit union service organization owned by Melrose Credit Union, and also serves as director of business services for the credit union. Mr. Plafker has more than 30 years of management experience in the insurance and credit union industries. He is a New York State licensed insurance agent and broker. Mr. Plafker has earned certification as a Certified Professional Insurance Agent from the AIMS Society and earned the CIC designation from the Society of Certified Insurance Counselors. He has also earned the CUBLP (Credit Union Business Lending Professional) designation from the CUNA Business Lending Certification Institute. In addition, he is a past President and currently serves on the Board of Directors of the Professional Insurance Agents Association of New York State, and currently serves as Treasurer and as a member of the Board of Directors for the New York Independent Livery Drivers Benefit Fund, a New York State benefit fund providing injury benefits for livery drivers, to comply with the Workers’ Compensation Board regulations. Mr. Plafker received a Bachelor’s degree in business administration from Adelphi University.

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel also served on the board of directors of Micronetics, Inc. (NASDAQ:NOIZ), a publicly traded company that manufactures microwave and radio frequency (RF) components.  David Siegel is the father-in-law of Ira Levy.

Lawrence Chariton has served as a director since 2001. Since May 2008 he has served as a consultant to Great American Jewelry, a retail jewelry firm. He served previously for 32 years as Chief Operating Officer of Linda Shop Jewelry a retail jewelry firm. Mr. Chariton has served as a member of the Board of Directors of New Island Hospital in Bethpage, New York from 2009 to 2013. He subsequently served as a member of the Board of Directors of St Joseph Hospital from February 2007 to December 2010. He served on the Board of Directors of Jewish National Fund of Long Island. Mr Chariton has a Bachelors Degree in Accounting from Hofstra University.

Gary M. Jacobs has served as a director since July 2003. Since October 2014, Mr. Jacobs has served as President of Bar Bakers, LLC, a commercial food manufacturer of nutritional bars, cookies and other baked goods. From March 2011 to October 2014, he served as a consultant to several companies, providing advisory services in the areas of turn-around and financial and operational efficiencies. Mr. Jacobs served as the Chief Financial Officer of Chem Rx from June 2008 until March 2011. From May 2005 to June 2008, Mr. Jacobs was the Chief Financial Officer and Chief Operating Officer of Gold Force International, Ltd., a supplier of gold, silver and pearl jewelry to U.S. retail chains, and Karat Platinum LLC, a developer of an alternative to platinum. From July 2003 to April 2005, Mr. Jacobs served as President of The Innovative Companies, LLC, a supplier of natural stone.  From October 2001 to February 2003, Mr. Jacobs served as Executive Vice President of Operations and Corporate Secretary of The Hain Celestial Group, Inc., a food and personal care products company. Mr. Jacobs also served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. from September 1998 to October 2001. Prior to that, Mr. Jacobs was the Chief Financial Officer of Graham Field Health Products, Inc., a manufacturing and distribution company. Mr. Jacobs was employed for 13 years as a member of the audit staff of Ernst & Young LLP, where he attained the position of senior manager.  He is a certified public accountant and holds a Bachelor’s of Business Administration in Accounting from Adelphi University.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. Levy has served as our Chairman since November 1981. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

Board Meetings

During the fiscal year ended November 30, 2014, the Board held 5 formal meetings and otherwise acted by unanimous written consent. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 26, 2014 and all of our directors attended such meeting.

 Audit Committee

The audit committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton.  Mr. Jacobs serves as the chairman of the audit committee. The Company’s board of directors has determined that Gary Jacobs is the audit committee financial expert and chairman of the committee. The audit committee members are “independent” as that term is defined under the Nasdaq Marketplace Rules. During the fiscal year ended November 30, 2014, the Audit Committee held 4 formal meetings.

 Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton.  Mr. Jacobs serves as the chairman of the nominating and corporate governance committee. During the fiscal year ended November 30, 2014, the Nominating and Corporate Governance Committee did not hold any formal meetings.

Compensation Committee

The compensation committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton. Mr. Jacobs serves as the chairman of the compensation committee. During the fiscal year ended November 30, 2014, the Compensation Committee held 4 formal meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of one late Form 4 for Mr. Levy and one late Form 4 for Mr. Lubman.

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

Changes in Nominating Procedures

None.

Item 11.	Execut ive Compensation.

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2014 and November 30, 2013:

				All Other
Name and Position	Year	Salary	Bonus	Compensation ($)	Total

Ira Levy	2014	$225,000	$112,000	$49,683(1)	$386,683
President CEO and CFO	2013	$225,000	$100,000	$59,142(1)	$384,142

Steven J. Lubman	2014	$225,000	$100,000	$57,291(1)	$382,291
Vice President and Secretary	2013	$225,000	$100,000	$55,308(1)	$380,308

(1) Includes payments for medical insurance, automobile allowance and insurance and life insurance.

Employment Agreements

The Company has entered into employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman (the “Executives”), respectively, with terms through July 30, 2015 (renewable on each July 30th for an additional one year period), which provides the Executives with a base salary of $225,000 (“Base Salary”).

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

Director Compensation for Year Ending November 30, 2014

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2014. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Plafker	30,000	-	-	-	30,000
David Siegel	30,000	-	-	-	30,000
Lawrence Chariton	30,000	-	-	-	30,000
Gary Jacobs	42,000	-	-	-	42,000

Outstanding Equity Awards at November 30, 2014

Name	Number of securities underlying options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	250,000	(1)	0.25	May 2015
Steven Lubman	-	250,000	(1)	0.25	May 2015
Ira Levy	-	50,000	(2)	0.82	November 2018
Steven Lubman	-	25,000	(3)	0.82	November 2018
Ira Levy	-	62,500	(4)	0.80	April 2018
Steven Lubman	-	45,938	(5)	0.80	April 2018

(1) 250,000 options were issued on May 6, 2010 and vested one year after issuance.

(2) 50,000 options were issued on November 27, 2013 and vested immediately.

(3) 25,000 options were issued on November 27, 2013 and vested immediately.

(4) 62,500 options were issued on April 10, 2014 and vested immediately.

(5) 45,938 options were issued on April 10, 2014 and vested immediately.

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

The following table sets forth as of February 13, 2015, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
Name and address of	Stock Beneficially		Stock Beneficially
Beneficial Owner (1)	Owned		Owned (2)

Ira Levy	1,053,868	(3)(7)(8)	11.43%

Steven J. Lubman	870,938	(3)(6)(9)	9.45%

Lawrence Chariton	153,703	(6)	1.67%

Alan Plafker	25,000	(6)	*

David Siegel	117,000	(4)(6)	1.27%

Gary Jacobs	112,000	(4)(5)(6)	1.21%

All directors and executive officers as a group (6 persons)	2,332,509		25.30%

Michael Tofias
325 North End Avenue, Apt. 25B
New York, NY 10282	1,664,176		18.05%

Brad Rexroad
970 Reserve Drive, Suite 126	506,613		5.55%
Roseville, CA 95678

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2) Applicable percentage ownership is based on 9,218,815 shares of common stock outstanding as of February 26, 2015.

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

(8) Includes 62,500 shares issuable upon exercise of options with an exercise price of $0.80, because the options are exercisable within 60 days.

(9) Includes 45,938 shares issuable upon exercise of options with an exercise price of $0.80, because the options are exercisable within 60 days.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, our Chief Executive Officer, President and Secretary and Steven Lubman, our vice president and one other individual who is not an executive officer or director of the Company.   Our lease is through September 2020 and our annual rent payments were approximately $249,276 and  $255,018 for fiscal 2014 and 2013, respectively.

Director Independence

Lawrence Chariton, Alan Plafker, and Gary Jacobs are independent directors as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended November 30, 2014 and 2013, we paid Seligson & Giannattasio, LLP $163,000 and  $136,340, respectively.

Audit-Related Fees

For the years ended November 30, 2014 and 2013, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for audit-related services.

Tax Fees

For the years ended November 30, 2014 and 2013, we paid Seligson & Giannattasio, LLP $12,000 and $12,000, respectively, for tax related services.

All Other Fees

For the years ended November 30, 2014 and 2013, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for all other services.

The audit committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The audit committee has considered the role of Seligson & Giannattasio, LLP in providing services to us for the fiscal year ended November 30, 2014 and has concluded that such services are compatible with Seligson & Giannattasio, LLP’s independence as the Company's independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1. Our Consolidated Financial Statements commencing on page F-1 of this Annual Report.

2. Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit to Form 8-K filed on September 16, 2010 and incorporated herein by reference)

3.2	By-Laws of Surge Components, Inc. (filed as exhibit to Form 8-K filed on September 16, 2010 and incorporated herein by reference)

3.3	Certificate of Correction of the Certificate of Designation as filed in Nevada.**

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.5	Tenancy Agreement between Surge Components, Inc. and Sam Cheong Stove Parts Co. Ltd (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.6	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.7	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.8	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.9	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.10	Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.11	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.12	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.13	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.14	Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.15	Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.16	Distributor Agreement, dated August 14, 2012, between Surge Components, Inc. and TTI, Inc.

10.17	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.18	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.19	First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.20	Promissory Note, dated June 16, 2011, by Surge Components, Inc to JP Morgan Chase Bank (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.21	Commercial Security Agreement, dated June 16, 2011, by and between Surge Components, Inc. and JPMorgan Chase Bank, N.A. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.22	Commercial Security Agreement, dated June 16, 2011, by Surge Components, Inc. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.23	Business Loan Agreement, dated June 18, 2011, by and between Surge Components, Inc. and JPMorgan Chase Bank, N.A. (filed as exhibit to Amendment No. 8 to Form 10 filed on February 10, 2012 and incorporated herein by reference)

10.24	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013 (filed as exhibit to Form 10-Q filed on July 15, 2013 and incorporated herein by reference)

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** as filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC

	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 27, 2015
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 27, 2015
Director

/s/ Alan Plafker
Alan Plafker	February 27, 2015
Director

/s/ David Siegel
David Siegel	February 27, 2015
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 27, 2015
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 27, 2015
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2014 and 2013 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended November 30, 2014.  Surge Components, Inc. and subsidiaries management is responsible for these consolidated financial statements.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2014 and 2013 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP

Seligson & Giannattasio, LLP

White Plains, New York

February 27, 2015

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2014	2013
ASSETS
Current assets:
Cash	$6,174,561	$4,288,090
Accounts receivable - net of allowance for
doubtful accounts of $93,765 and $60,000	4,433,994	4,963,385
Inventory, net	3,258,156	3,672,563
Prepaid expenses and income taxes	233,275	241,696
Deferred income taxes	295,873	364,152

Total current assets	14,395,859	13,529,886
Fixed assets – net of accumulated depreciation and amortization of $2,114,416 and $2,065,539	84,966	75,275
Deferred income taxes	887,620	1,092,455
Other assets	11,652	11,652

Total assets	$15,380,097	$14,709,268

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (Continued)

	November 30,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
Current liabilities:
Accounts payable	$3,288,798	$3,329,776
Accrued expenses and taxes	785,002	715,102
Accrued salaries	556,805	385,569
Total current liabilities	4,630,605	4,430,447
Deferred rent	40,564	35,855
Total liabilities	4,671,169	4,466,302

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 21,700 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	22	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,080,012 and 9,060,012 shares issued and outstanding	9,080	9,060
Additional paid-in capital	23,192,407	23,153,177
Accumulated deficit	(12,492,581)	(12,919,295)

Total shareholders' equity	10,708,928	10,242,966
Total liabilities and shareholders' equity	$15,380,097	$14,709,268

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2014	2013
Net sales	$27,218,025	$25,290,945

Cost of goods sold	20,541,782	18,329,627

Gross profit	6,676,243	6,961,318

Operating expenses:
Selling and shipping expenses	2,350,090	2,172,867
General and administrative expenses	3,564,412	3,345,280
Depreciation and amortization	48,877	55,151

Total operating expenses	5,963,379	5,573,298

Income before other income (expense) and income taxes	712,864	1,388,020

Other income:

Investment income	4,849	4,244

Other income	4,849	4,244

Income before income taxes	717,713	1,392,264

Income taxes	279,149	147,474

Net income	$438,564	$1,244,790
Dividends on preferred stock	11,850	11,850

Net income available to common shareholders	$426,714	$1,232,940

Net income per share available to common shareholders:

Basic	$.05	$.14
Diluted	$.04	$.13

Weighted Shares Outstanding:
Basic	9,062,642	9,060,012
Diluted	9,705,861	9,653,689

See notes to consolidated financial statements.

 SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2014 and 2013

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2012	23,700	$24	$9,060,012	$9,060	$23,082,844	$(14,152,235)	$8,939,693

Preferred stock dividends	--	--	--	--	--	(11,850)	(11,850)

Issuance of options	-	-	-	-	70,333	--	70,333

Exercise of options	--	--	-	-	-	--	-

Net Income	--	--	--	--	--	1,244,790	1,244,790

Balance – November 30, 2013	23,700	24	9,060,012	9,060	23,153,177	(12,919,295)	10,242,966

Preferred stock dividends	--	--	--	--	--	(11,850)	(11,850)

Issuance of options	--	--	--	--	39,248	--	39,248

Issuance of Common Shares	(2,000)	(2)	20,000	20	(18)	--	-

Net income	--	--	--	--	--	438,564	438,564

Balance – November 30, 2014	21,700	$22	9,080,012	$9,080	$23,192,407	$(12,492,581)	$10,708,928

See notes to consolidated inancial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$438,564	$1,244,790
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	48,877	55,151
Stock compensation expense	39,248	70,333
Deferred income taxes	273,114	119,378
Allowance for doubtful accounts	33,765	25,324

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	495,626	(1,026,675)
Inventory	414,407	(883,605)
Prepaid expenses and income taxes	8,421	(135,332)
Other assets	-	(4,282)
Accounts payable	(40,978)	1,408,146
Deferred rent	4,709	7,962
Accrued expenses	229,286	12,735

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,945,039	893,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(58,568)	(49,799)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(58,568)	(49,799)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Continued)

	Year Ended November 30,

	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	$-	$-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	1,886,471	844,126

CASH AT BEGINNING OF PERIOD	4,288,090	3,443,964

CASH AT END OF PERIOD	$6,174,561	$4,288,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$77,600	$25,393

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$11,850	$11,850

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,920,000 and $2,970,000 for the years ended November 30, 2014 and November 30, 2013 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $509,273 and $643,868 for the years ended November 30, 2014 and November 30, 2013 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $7,019,000 and $4,440,000 for the years ended November 30, 2014 and November 30, 2013 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2014 approximated $1,686,000. The Company, at November 30, 2014, has a reserve against slow moving and obsolete inventory of $301,000. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At November 30, 2014 and November 30, 2013, the Company's uninsured cash balances totaled approximately $2,994,000 and $2,714,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended November 30, 2014 and November 30, 2013.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $11,357 and $14,059 for the years ended November 30, 2014 and November 30, 2013 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2014 and November 30, 2013 totaled 560,220 and 521,323, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2014	2013

Furniture and Fixtures	$322,586	$322,586
Leasehold Improvements	940,204	939,648
Computer Equipment	936,592	878,580
Less-Accumulated Depreciation	(2,114,416)	(2,065,539)
Net Fixed Assets	$84,966	$75,275

Depreciation and amortization expense for the years ended November 30, 2014 and November 30, 2013 was $48,877 and $55,151, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2014	2013

Commissions	$263,796	$290,745
Preferred Stock Dividends	200,557	188,707
Interest	102,399	102,399
Other accrued expenses	218,250	133,251

	$785,002	$715,102

In March 2000, the Company completed a $7,000,000 private placement of convertible notes.  The face value of the notes was converted into common stock in July 2001 pursuant to the automatic conversion provisions of the notes.   However, approval by holders of the notes was required to convert the interest accrued on the notes to common stock. The accrued interest set forth in the Company’s financial statements relates to the portion of the accrued interest for which note holder approval was not obtained and therefore not converted into common stock.  No additional interest accrues on these amounts and none of the accrued interest was repaid during any of the periods presented. In February 2015, the Company issued 113,803 shares of common stock to the holders of the Notes at a conversion rate of $0.90 per share.

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,054,000 at November 30, 2014. Pension expense for the years ended November 30, 2014 and November 30, 2013 was $11,222 and $11,414, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2014.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of November 30, 2014.

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

In October 2014, 2,000 shares of Series C Preferred were converted into 20,000 shares of common stock.

 At November 30, 2014 there are 21,700 shares of Series C Preferred issued and outstanding.

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

Stock option incentive plan activity for the year ended November 30, 2014 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2013	878,000	$0.46
Options issued in the year ended November 30, 2014	108,438	$0.80
Options exercised in the year ended November 30, 2014	-	$-
Options cancelled in the year ended November 30, 2014	-	$-
Options outstanding at November 30, 2014	986,438	$0.50

Options exercisable at November 30, 2014	986,438	$.050

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

In April 2014, the Company granted a stock option to (a) one employee-director to purchase 62,500 shares of common stock, and (b) one employee-director to purchase 45,938 shares of common stock, at an exercise price of $.80 per share, the market price of the common stock on the date of the grant.  These options vest immediately and expire five years from the grant date. The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 20% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.65% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The weighted average grant date fair value of the stock options granted during the year ended November 30, 2014 was $0.80.  During the year ended November 30, 2014, the Company recorded stock based compensation totaling $24,249 as a result of these stock option grants.

The intrinsic value of the exercisable options at November 30, 2014 totaled $418,094.  At November 30, 2014 the weighted average remaining life of the stock options is 1.78 years.  At November 30, 2014, there was there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25. In July 2012, a stock option was granted to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250. In November of 2013 each non-officer director were granted options to purchase 25,000 shares of common stock at an exercise price of $0.82. Starting December 1, 2013 the compensation for each non-officer director will be increased to $2,500 per month. It was also noted that if a non-officer director is the chairman of more than two committees then his or her increase will be to $3,500 per month. In February 2015, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2014	2013
Deferred Tax Assets
Net operating loss	$4,366,694	$4,513,780
Allowance for bad debts	29,317	19,337
Inventory	120,219	233,793
Deferred Rent	16,201	14,320
Depreciation	170,131	180,681
Total deferred tax assets	4,702,562	4,961,911
Valuation allowance	(3,519,069)	(3,505,304)

Deferred Tax Assets	$1,183,493	$1,456,607

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $14,000 during the year ended November 30, 2014.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Years Ended
	November 30, 2014	November 30, 2013

Current:
Federal	$-	$29,908
States	6,035	23,337

	6,035	53,245
Deferred:
Federal	215,760	74,441
States	57,354	19,788

	273,114	94,229

Provision for income taxes	$279,149	$147,474

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Years ended
	November 30,	November 30,
	2014	2013
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	2%	(25)%
State income taxes	3%	2%
Other	-	-
Effective tax rate	39%	11%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $169,000 for the year ended November 30, 2014, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2014 are as follows:

Twelve Months Ended
November 30,
2015	$194,811
2016	$172,579
2017	$176,031
2018	$179,551
2019	$183,142
2020 & thereafter	$155,154

$1,061,268

Net rental expense for the years ended November 30, 2014 and November 30, 2013 were $306,078 and $300,281 respectively, of which $249,538 and $255,018 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2015 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through November 30, 2014 totaling $200,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 14% of net sales for year ended November 30, 2014 and one customer who accounted for 10% of net sales for the year ended November 30, 2013.  The Company had one customer who accounted for 11% of accounts receivable at November 30, 2014 and one customer who accounted for 13% of accounts receivable at November 30, 2013.

NOTE K- MAJOR SUPPLIERS

During the years ended November 30, 2014 and November 30, 2013 there was one foreign supplier accounting for 49% and 47% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the year ended November 30, 2014, the Company purchased 60% of its products from Taiwan, 10% from Hong Kong, 27% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2014	2013
Canada	2,491,789	1,938,209
China	5,136,612	5,546,974
Other Asian Countries	938,771	899,492
South America	563,388	560,241
Europe	1,006,986	865,320

Revenues are attributed to countries based on location of customer.

