Form 10-Q
period 2015-02-28
SURGE COMPONENTS INC
filed 2015-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2015

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

As of April14, 2015, there were 9,218,815 outstanding shares of the Registrant's Common Stock, $.001 par value.

1

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	November 30,
	2015	2014
ASSETS	(unaudited)

Current assets:
Cash	$6,306,264	$6,174,561
Accounts receivable - net of allowance for
doubtful accounts of $102,207 and $93,765	4,216,765	4,433,994
Inventory, net	2,972,003	3,258,156
Prepaid expenses and income taxes	174,124	233,275
Deferred income taxes	369,549	295,873

Total current assets	14,038,705	14,395,859

Fixed assets – net of accumulated depreciation and amortization of $2,122,940 and $2,114,416	109,289	84,966

Deferred income taxes	739,097	887,620
Other assets	12,242	11,652

Total assets	$14,899,333	$15,380,097

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (Continued)

	February 28,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2015	2014
Current liabilities:	(Unaudited)
Accounts payable	$2,803,226	$3,288,798

Accrued expenses and taxes	634,508	785,002
Accrued salaries	408,078	556,805

Total current liabilities	3,845,812	4,630,605

Deferred rent	41,052	40,564

Total liabilities	3,886,864	4,671,169

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 21,700 and 21,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	22	22
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,218,815 and 9,080,012 shares issued and outstanding	9,219	9,080
Additional paid-in capital	23,300,917	23,192,407
Accumulated deficit	(12,297,689)	(12,492,581)

Total shareholders' equity	11,012,469	10,708,928

Total liabilities and shareholders' equity	$14,899,333	$15,380,097

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended February 28, 2015
	2015	2014
Net sales	$6,959,625	$6,221,708

Cost of goods sold	5,114,665	4,516,683

Gross profit	1,844,960	1,705,025

Operating expenses:
Selling and shipping expenses	549,562	524,874
General and administrative expenses	1,004,730	880,112
Depreciation and amortization	8,523	9,671

Total operating expenses	1,562,815	1,414,657

Income before other income (expense) and income taxes	282,145	290,368

Other income:

Investment income	1,997	689

Other income	1,997	689

Income before income taxes	284,142	291,057

Income taxes	83,825	105,167

Net income	$200,317	$185,890
Dividends on preferred stock	5,425	5,925

Net income available to common shareholders	$194,892	$179,965

Net income per share available to common shareholders:

Basic	$.02	$.02
Diluted	$.02	$.02

Weighted Shares Outstanding:
Basic	9,218,815	9,060,012
Diluted	9,744,341	9,719,066

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,317	$185,890
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	8,523	9,671
Stock compensation expense	-	5,811
Deferred income taxes	74,847	91,038
Allowance for doubtful accounts	8,442	8,441

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	208,787	893,080
Inventory	286,153	477,059
Prepaid expenses and income taxes	59,151	20,543
Other assets	(590)	-
Accounts payable	(485,571)	(837,222)
Deferred rent	488	1,315
Accrued expenses	(202,247)	(126,823)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	158,300	728,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(32,847)	(7,607)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(32,847)	(7,607)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Unaudited)

(Continued)

	Three Months Ended February 28,

	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	$6,250	$-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,250	-

NET CHANGE IN CASH	131,703	721,196

CASH AT BEGINNING OF PERIOD	6,174,561	4,288,090

CASH AT END OF PERIOD	$6,306,264	$5,009,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$8,978	$43,151

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,425	$5,925
Payment of accrued interest through issuance of common stock:	$102,399	$-

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

The results and trends in these interim consolidated financial statements for the three months ended February 28, 2015 and February 28, 2014 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $535,000 and $995,000 for the three months ended February 28, 2015 and February 28, 2014 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $60,814 and $107,745 for the three months ended February 28, 2015 and February 28, 2014 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,442,000 and $1,515,000 for the three months ended February 28, 2015 and February 28, 2014 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2015 approximated $1,319,000. The Company, at February 28, 2015, had a reserve against slow moving and obsolete inventory of $313,000. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At February 28, 2015 and November 30, 2014, the Company's uninsured cash balances totaled approximately $3,375,905 and $2,994,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended February 28, 2015 and February 28, 2014.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $2,293 and $1,926 for the three months ended February 28, 2015 and February 28, 2014 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2015 and February 28, 2014 totaled 524,875 and 455,946, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2015	2014

Furniture and Fixtures	$322,586	$322,586
Leasehold Improvements	944,362	940,204
Computer Equipment	965,281	936,592
Less-Accumulated Depreciation	(2,122,940)	(2,114,416)
Net Fixed Assets	$109,289	$84,966

Depreciation and amortization expense for the three months ended February 28, 2015 and February 28, 2014 was $8,523 and $9,671, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2015	2014

Commissions	$249,838	$263,796
Preferred Stock Dividends	205,982	200,557
Interest	-	102,399
Other accrued expenses	178,688	218,250

	$634,508	$785,002

In March 2000, the Company completed a $7,000,000 private placement of convertible notes.  The face value of the notes was converted into common stock in July 2001 pursuant to the automatic conversion provisions of the notes.   However, approval by holders of the notes was required to convert the interest accrued on the notes to common stock. The accrued interest set forth in the Company’s financial statements relates to the portion of the accrued interest for which note holder approval was not obtained and therefore not converted into common stock.  No additional interest accrues on these amounts and none of the accrued interest was repaid during any of the periods presented. In February 2015, the Company issued 113,803 shares of common stock to the holders of the notes in payment of the accrued interest at a conversion rate of $0.90 per share.

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,054,000 at November 30, 2014. Pension expense for the three months ended February 28, 2015 and February 28, 2014 was $1,330 and $8,129, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of February 28, 2015.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of February 28, 2015.

In November 2000, the Company authorized 100,000 shares of preferred stock as Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred is automatically convertible into 10 shares of our common stock upon shareholder approval.  If the Series C Preferred were converted into common stock on or before April 15, 2001, these shares were entitled to cumulative dividends at the rate of $.50 per share per annum commencing April 15, 2001 payable on June 30 and December 31 of each year.  In November 2000, 70,000 shares of the Series C Preferred were issued in payment of financial consulting services to its investment banker and a shareholder of the Company.  In April 2001, 8,000 shares of the Series C Preferred were repurchased and cancelled.  Dividends aggregating $205,982 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2014.  The Company has accrued these dividends.

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

At February 28, 2015 there are 21,700 shares of Series C Preferred issued and outstanding.

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

Stock Plan activity for the three months ended February 28, 2015 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2014	986,438	$0.50
Options issued in the three months ended February 28, 2015	-	$-
Options exercised in the three months ended February 28, 2015	25,000	$0.25
Options cancelled in the three months ended February 28, 2015	-	$-
Options outstanding at February 28, 2015	961,438	$0.50

Options exercisable at February 28, 2015	961,438	$.050

Stock Compensation

On February 25, 2011, the Company granted stock options to employees to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.15 per share, the value of the common stock on the date of the grant.  These options vest over a three year period and expires ten years from the grant date.  The fair values of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 60% (based on stock volatility of public company industry peers); average risk-free interest rate of 3.42% (the ten year treasury note rate on the date of the grant); initial expected life of 10 years (based on the term of the options); no expected dividend yield; and amortized over the vesting period.

In July 2012, the Company granted a stock option to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51 per share, the market price of the common stock on the date of the grant.  This option vested immediately and expires five years from the grant date.  The fair value of this stock option is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 35% (based on stock volatility of public company industry peers); average risk-free interest rate of 0.67% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

In November 2013, the Company granted a stock option to (a) one employee-director and all non-employee directors to purchase 25,000 shares of common stock, and (b) one employee-director to purchase 50,000 shares of common stock at an exercise price of $0.82 per share, the market price of the common stock on the date of the grant.  These options vested immediately and expire five years from the grant date.  The fair value of these stock options is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 18% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.36% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

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

The intrinsic value of the exercisable options at February 28, 2015 totaled $401,844.  At February 28, 2015 the weighted average remaining life of the stock options is 1.35 years.  At February 28, 2015, there was no unrecognized compensation cost related to the stock options granted under the Stock Plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-officer director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-officer director to purchase 25,000 shares of common stock at an exercise price of $0.25 per share. In July 2012, a stock option was granted to one non-officer director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250. In November 2013, each non-officer director wase granted an option to purchase 25,000 shares of common stock at an exercise price of $0.82 per share. Starting December 1, 2013 the compensation for each non-officer director was increased to $2,500 per month (and $3,500 per month for a non-officer director that serves as the chairman of more than two committees of the Board of Directors). In February 2015, one non-officer director exercised an option and acquired 25,000 shares of common stock for $6,250.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2015	2014
Deferred Tax Assets
Net operating loss	$4,292,237	$4,366,694
Allowance for bad debts	31,811	29,317
Inventory	120,202	120,219
Deferred Rent	16,421	16,201
Depreciation	169,287	170,131
Total deferred tax assets	4,629,958	4,702,562
Valuation allowance	(3,521,312)	(3,519,069)

Deferred Tax Assets	$1,108,646	$1,183,493

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $2,200 during the three months ended February 28, 2015.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Three Months Ended

	February 28, 2015	February 28, 2014

Current:
Federal	$4,627	$6,403
States	4,351	7,726

	8,978	14,129
Deferred:
Federal	59,129	71,920
States	15,718	19,118

	74,847	91,038

Provision for income taxes	$83,825	$105,167

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Three Months ended

	February 28,	February 28,
	2015	2014
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(16)%	(3)%
State income taxes	6%	5%
Other	-	-
Effective tax rate	24%	36%

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

The Company’s future minimum rental commitments at February 28, 2015 are as follows:

Twelve Months Ended
February 28,
2016	$173,439
2017	$176,908
2018	$180,446
2019	$184,055
2020	$108,608
2021 & thereafter	$-

$823,456

Net rental expense for the three months ended February 28, 2015 and February 28, 2014 were $75,627 and $78,459 respectively, of which $62,331 and $64,337 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2015 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides each with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through February 28, 2015 totaling $50,000.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 23% of net sales for the three months ended February 28, 2015 and two customers who accounted for 14% and 10% of net sales for the three months ended February 28, 2014.  The Company had one customer who accounted for 11% of accounts receivable at February 28, 2015 and another customer who accounted for 11% of accounts receivable at November 30, 2014.

NOTE K- MAJOR SUPPLIERS

During the three months ended February 28, 2015 and February 28, 2014 there was one foreign supplier who accounted for 50% and 42% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the three months ended February 28, 2015, the Company purchased 61% of its products from Taiwan, 9% from Hong Kong, 25% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended

	February 28,	February 28,
	2015	2014
Canada	613,790	591,433
China	1,099,755	1,165,097
Other Asian Countries	227,727	218,314
South America	83,096	134,116
Europe	273,779	223,018

Revenues are attributed to countries based on location of customer.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $60,814 and $107,745 for the three months ended February 28, 2015 and February 28, 2014 respectively.

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

The electronic components industry has changed from one of strong demand to now one of reduced demand. This reduced demand can be attributed to a slowdown in global growth as well as a slowdown in the forecast of retail sales in North America. Management expects 2015 to continue with the reduced demand for components and significant pricing pressures that it experienced in 2014. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand and reduced margins for its products.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $30,000.

Because of the experience of the Company’s management, including Ira Levy and Steven Lubman, the Company believes that it knows the best prices to buy the products it sells and as a result the Company generally waives rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bears the risk of increases in the prices charged by manufacturers and decreases in the prices of products held in the Company’s inventory or covered by purchase commitments. If prices of components which the Company holds in inventory decline, or if new technology is developed that displaces products that the Company sells, the business could be materially adversely affected. While the Company has experienced little impact from customer design changes and slowdown, this can potentially increase due to general economic conditions and customer-specific business conditions. If the Company’s customers experience these changes, the business could be adversely affected.

Income Taxes

We have made a number of estimates and assumptions relating to the reporting of a deferred income tax asset to prepare our financial statements in accordance with generally accepted accounting principles. These estimates have a significant impact on our valuation allowance relating to deferred income taxes. Our estimates could materially impact the financial statements.

Results of Operations

Consolidated net sales for the three months ended February 28, 2015 increased by $737,917 or 11.9%, to $6,959,625 as compared to net sales of $6,221,708 for the three months ended February 28, 2014.  We attribute the increase in net sales to an increase in business with new customers as well as new business with existing customers.

Our gross profit for the three months ended February 28, 2015 increased by $139,935 to $1,844,960, or 8.2%, as compared to $1,705,025 for the three months ended February 28, 2014.  Gross margin as a percentage of net sales decreased to 26.5% for the three months ended February 28, 2015 compared to 27.4% for the three months ended February 28, 2014. The Company attributes the increase in gross profit to the increase in sales volume offset by the decrease in profit margin percentage to certain customers having a high volume of sales for products with a lower gross profit margin in the three months ended February 28, 2015 as compared to the three months ended February 28, 2014. Profit margins have decreased as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or six month basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. This reduction only affects future shipments of our products, and does not affect such customers’ existing orders. This obligation can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of the subcontractor customers.

Selling and shipping expenses for the three months ended February 28, 2015 was $549,562, an increase of $24,688, or 4.7%, as compared to $524,874 for the three months ended February 28, 2014. Specifically the increase is due to increases in salaries for our salespersons, advertising, travel expenses, freight and catalog expenses as partially offset by decreases in commission expenses, auto and entertainment expenses.

General and administrative expenses for the three months ended February 28, 2015 was $1,004,730, an increase of $124,618, or 14.2%, as compared to $880,112 for the three months ended February 28, 2014. The increase is due to the hiring of additional employees and increased costs of both health and general insurance, officers’ salaries and warehouse expenses, an increase in professional fees, and public company expenses and as partially offset by decreases in rent, office and computer and consulting expenses.

Depreciation expense for the three months ended February 28, 2015 was $8,523, a decrease of $1,148 or 11.9%, as compared to $9,671 for the three months ended February 28, 2014.  The decrease is due to assets becoming fully depreciated during the fiscal year ended November 30, 2014.

Investment income for the three months ended February 28, 2015 was $1,997, compared to $689 for the three months ended February 28, 2014. We attribute the increase of $1,308, or 189.8%, to additional cash being placed in several money market accounts during the fiscal year ended November 30, 2014.

Income taxes for the three months ended February 28, 2015 was $83,825, a decrease of 21,342 or 20.3% as compared to a tax expense of $105,167 for the three months ended February 28, 2014. The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 28, 2015 was $200,317, compared to net income of $185,890 for the three months ended February 28, 2014.

Liquidity and Capital Resources

As of February 28, 2015 we had cash of $6,306,264, and working capital of $10,192,893. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 28, 2015, we had net cash flow from operating activities of $158,300, as compared to net cash flow from operating activities of $728,803 for the three months ended February 28, 2014. The decrease in cash flow from operating activities resulted from a decrease in accounts receivable, inventory, prepaid expenses and accrued expenses and accounts payable.

We had net cash flow used in investing activities of $(32,847) for the three months ended February 28, 2015, as compared to net cash flow used in investing activities of $(7,607) for the three months ended February 28, 2014. We attribute the increase to the Company purchasing new equipment during the three months ended February 28, 2015.

We had net cash flow provided by financing activities of $6,250 for the three months ended February 28, 2015, as compared to net cash flow provided by financing activities of $0 for the three months ended February 28, 2014. We attribute the increase to a non-executive board member exercising an option and acquiring 25,000 shares of common stock.

As a result of the foregoing, the Company had a net increase in cash of $131,703 for the three months ended February 28, 2015, as compared to a net increase in cash of $721,196 for the three months ended February 28, 2014.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock if permitted by our governing documents and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities.

The table below sets forth our contractual obligations, including operating leases and other long-term obligations, as of February 28, 2015:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$823,456	173,439	357,354	292,663	--
Employment agreements	$208,333	208,333	--	--	--

Total obligations	$1,031,789	$381,772	$357,354	$292,663	$--

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2015 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2015, the Company issued 113,803 shares of common stock to the holders of the Company’s convertible promissory notes in payment of the aggregate accrued interest on the notes in the amount of $102,399. The notes were originally offered and sold solely to accredited investors pursuant to a private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D/Rule 506 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 14, 2014	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

