Form 10-Q
period 2015-05-31
SURGE COMPONENTS INC
filed 2015-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   o No x

As of July 15, 2015, there were 9,999,125 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2015 (unaudited)	November 30, 2014
ASSETS

Current assets:
Cash	$6,839,296	$6,174,561
Accounts receivable - net of allowance for
doubtful accounts of $110,648 and $93,765	4,482,796	4,433,994
Inventory, net	3,716,358	3,258,156
Prepaid expenses and income taxes	205,850	233,275
Deferred income taxes	350,837	295,873

Total current assets	15,595,137	14,395,859

Fixed assets – net of accumulated depreciation and amortization of $2,131,896 and $2,114,416	122,313	84,966

Deferred income taxes	701,674	887,620
Other assets	11,652	11,652

Total assets	$16,430,776	$15,380,097

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	May 31, 2015 (unaudited)	November 30, 2014
Current liabilities:
Accounts payable	$4,093,503	$3,288,798
Accrued expenses and taxes	562,732	785,002
Accrued salaries	288,181	556,805

Total current liabilities	4,944,416	4,630,605

Deferred rent	41,540	40,564

Total liabilities	4,985,956	4,671,169

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 14,200 and 21,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	15	22
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,957,125 and 9,080,012 shares issued and outstanding	9,958	9,080
Additional paid-in capital	23,509,852	23,192,407
Accumulated deficit	(12,075,005)	(12,492,581)

Total shareholders' equity	11,444,820	10,708,928

Total liabilities and shareholders' equity	$16,430,776	$15,380,097

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2015	2014	2015	2014
Net sales	$14,078,890	$12,928,333	$7,119,265	$6,706,624

Cost of goods sold	10,372,989	9,494,793	5,258,324	4,978,110

Gross profit	3,705,901	3,433,540	1,860,941	1,728,514

Operating expenses:
Selling and shipping expenses	1,167,070	1,142,027	617,508	617,153
General and administrative expenses	1,962,472	1,730,372	957,742	850,259
Depreciation and amortization	17,480	20,765	8,957	11,094

Total operating expenses	3,147,022	2,893,164	1,584,207	1,478,506

Income before other income (expense) and income taxes	558,879	540,376	276,734	250,008

Other income(expense):

Interest expense	—	—	—	—

Investment income	4,305	1,744	2,308	1,055

Other income(expense)	4,305	1,744	2,308	1,055

Income before income taxes	563,184	542,120	279,042	251,063

Income taxes	140,183	206,288	56,358	101,121

Net income	423,001	335,832	222,684	149,942
Dividends on preferred stock	5,425	5,925	—	—

Net income available to common shareholders	$417,576	$329,907	$222,684	$149,942

Net income per share available to common shareholders:

Basic	$.04	$.04	$.02	$.02
Diluted	$.04	$.03	$.02	$.02

Weighted Shares Outstanding:
Basic	9,290,532	9,060,012	9,485,943	9,060,012
Diluted	9,458,841	9,713,842	9,654,251	9,713,842

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (unaudited)

	Six Months Ended
	May 31,	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$423,001	$335,832
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	17,480	20,765
Stock compensation expense	72,167	39,248
Deferred income taxes	130,982	182,076
Allowance for doubtful accounts	16,883	16,883

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(65,685)	560,236
Inventory	(458,201)	(216,471)
Prepaid expenses and income taxes	27,425	17,891
Other assets	—	—
Accounts payable	804,704	287,211
Deferred rent	976	2,630
Accrued expenses	(393,921)	(139,021)

NET CASH FLOWS FROM OPERATING ACTIVITIES	575,811	1,107,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(54,826)	(21,834)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(54,826)	(21,834)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Continued)

(unaudited)

	Six Months Ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	143,750	—

NET CASH FLOWS FROM FINANCING ACTIVITIES	143,750	—

NET CHANGE IN CASH	664,735	1,085,445

CASH AT BEGINNING OF PERIOD	6,174,561	4,288,090

CASH AT END OF PERIOD	$6,839,296	$5,373,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$8,978	$62,279

Interest paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,425	$5,925
Common stock issued in payment of accrued interest	$102,399	$—

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2015 and May 31, 2014 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,727,000 and $1,564,000 for the six months ended May 31, 2015 and May 31, 2014 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $113,998 and $230,646 for the six months ended May 31, 2015 and May 31, 2014 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $4,680,000 and $3,379,000 for the six months ended May 31, 2015 and May 31, 2014 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2015 approximated $1,859,000. The Company, at May 31, 2015, had a reserve against slow moving and obsolete inventory of $324,957. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At May 31, 2015 and November 30, 2014, the Company's uninsured cash balances totaled approximately $3,658,936 and $2,994,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended May 31, 2015 and May 31, 2014.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $4,926 and $6,618 for the six months ended May 31, 2015 and May 31, 2014 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2015 and May 31, 2014 totaled 390,130 and 569,608, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2015	2014

Furniture and Fixtures	$327,971	$322,586
Leasehold Improvements	956,637	940,204
Computer Equipment	969,601	936,592
Less-Accumulated Depreciation	(2,131,896)	(2,114,416)
Net Fixed Assets	$122,313	$84,966

Depreciation and amortization expense for the six months ended May 31, 2015 and May 31, 2014 was $17,480 and $20,765, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2015	2014

Commissions	$244,210	$263,796
Preferred Stock Dividends	152,232	200,557
Interest	—	102,399
Other accrued expenses	166,290	218,250
	$562,732	$785,002

In March 2000, the Company completed a $7,000,000 private placement of convertible notes.  The face value of the notes was converted into common stock in July 2001 pursuant to the automatic conversion provisions of the notes.   However, approval by holders of the notes was required to convert the interest accrued on the notes to common stock. The accrued interest set forth in the Company’s financial statements relates to the portion of the accrued interest for which note holder approval was not obtained and therefore not converted into common stock.  No additional interest accrues on these amounts and none of the accrued interest was repaid during the fiscal year ended November 30, 2014. In February 2015, the Company issued 113,803 shares of common stock to the holders of the notes in payment of the accrued interest at a conversion rate of $0.90 per share.

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,054,000 at November 30, 2014. Pension expense for the six months ended May 31, 2015 and May 31, 2014 was $1,613 and $9,286, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of May 31, 2015.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of May 31, 2015.

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

In April 2015, the Company entered into a settlement agreement with a shareholder pursuant to which 7,500 shares of Series C Preferred were returned to the Company for cancellation in exchange for 110,000 shares of common stock plus $65,000 for accrued dividends and legal fees and expenses.

Dividends aggregating $152,232 have not been declared or paid for the semiannual periods ended December 31, 2001 through the semiannual payment due December 31, 2014.  The Company has accrued these dividends.  At May 31, 2015 there are 14,200 shares of Series C Preferred issued and outstanding.

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

Stock Plan activity for the six months ended May 31, 2015 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2014	986,438	$0.50
Options issued in the six months ended May 31, 2015	—	$—
Options exercised in the six months ended May 31, 2015	575,000	$0.25
Options cancelled in the six months ended May 31, 2015	—	$—
Options outstanding at May 31, 2015	411,438	$0.84

Options exercisable at May 31, 2015	411,438	$0.84

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

In July 2012, the Company granted a stock option to one non-employee director to purchase 50,000 shares of common stock at an exercise price of $0.51 per share, the market price of the common stock on the date of the grant.  This option vested immediately and expires five years from the grant date.  The fair value of this stock option is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 35% (based on stock volatility of public company industry peers); average risk-free interest rate of 0.67% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

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

In April 2014, the Company granted a stock option to (a) one employee-director to purchase 62,500 shares of common stock, and (b) one employee-director to purchase 45,938 shares of common stock, at an exercise price of $.80 per share, the market price of the common stock on the date of the grant.  These options vest immediately and expire five years from the grant date. Also in April 2015, two non-employee directors each exercised options to acquire 25,000 shares of common stock for $0.25 per share. The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 20% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.65% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

In March 2015, the Company awarded one employee director 48,530 shares of its common stock and another employee director 29,780 shares of its common stock as part of their 2014 bonus. The Company recorded a cost of $57,166 relating to the issuance of these shares. In April 2015, two employee directors each exercised options to acquire 250,000 shares for $0.25 per share.

The intrinsic value of the exercisable options at May 31, 2015 totaled $12,000.  At May 31, 2015 the weighted average remaining life of the stock options is 3.85 years.  At May 31, 2015, there was no unrecognized compensation cost related to the stock options granted under the Stock Plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-employee director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-employee director to purchase 25,000 shares of common stock at an exercise price of $0.25 per share. In July 2012, a stock option was granted to one non-employee director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-employee director exercised an option and acquired 25,000 shares of common stock for $0.25 per share. In November 2013, each non-employee director was granted an option to purchase 25,000 shares of common stock at an exercise price of $0.82 per share. Starting December 1, 2013 the compensation for each non-employee director was increased to $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In February 2015, one non-employee director exercised an option and acquired 25,000 shares of common stock for $0.25 per share. In April 2015, two non-employee directors exercised options and acquired 25,000 shares each of common stock for $0.25 per share.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2015	2014
Deferred Tax Assets
Net operating loss	$4,204,053	$4,366,694
Allowance for bad debts	34,306	29,317
Inventory	63,449	120,219
Deferred Rent	16,591	16,201
Depreciation	168,613	170,131
Total deferred tax assets	4,487,012	4,702,562
Valuation allowance	(3,434,501)	(3,519,069)

Deferred Tax Assets	$1,052,511	$1,183,493

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $85,000 during the six months ended May 31, 2015.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Six Months Ended
	May 31, 2015	May 31, 2014

Current:
Federal	$4,627	$11,911
States	4,574	12,301

	9,201	24,212
Deferred:
Federal	106,724	143,840
States	24,258	38,236

	130,982	182,076

Provision for income taxes	$140,183	$206,288

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,000,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Six Months ended
	May 31,	May 31,
	2015	2014
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(14)%	21%
State income taxes	5%	2%
Other	—	—
Effective tax rate	25%	38%

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

The Company’s future minimum rental commitments at May 31, 2015 are as follows:

Twelve Months Ended
May 31,
2016	$170,882
2017	$174,299
2018	$177,785
2019	$181,341
2020	$184,968
2021 & thereafter	$62,062

$951,337

Net rental expense for the six months ended May 31, 2015 and May 31, 2014 were $151,254 and $154,086 respectively, of which $124,662 and $125,841 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2015 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides one with a base salary of $275,000 and the other with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through May 31, 2015 totaling $109,375.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 27% of net sales for the six months ended May 31, 2015 and one customer who accounted for 17% of net sales for the six months ended May 31, 2014.  The Company had no customers who accounted for over 10% of accounts receivable at May 31, 2015 and one customer who accounted for 11% of accounts receivable at November 30, 2014.

NOTE K- MAJOR SUPPLIERS

During the six months ended May 31, 2015 and May 31, 2014 there was one foreign supplier who accounted for 62% and 46% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the six months ended May 31, 2015, the Company purchased 62% of its products from Taiwan, 10% from Hong Kong, 28% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2015	2014
Canada	1,493,805	1,262,290
China	2,414,607	2,194,262
Other Asian Countries	573,083	430,095
South America	215,084	273,164
Europe	590,768	490,036

Revenues are attributed to countries based on location of customer.

NOTE M – SUBSEQUENT EVENTS

In July 2015, the Company issued 42,000 shares of its common stock in exchange for 4,200 shares of the Series C Preferred.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $113,998 and $230,646 for the six months ended May 31, 2015 and May 31, 2014 respectively.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2015 increased by $1,150,557 or 8.9%, to $14,078,890 as compared to net sales of $12,928,333 for the six months ended May 31, 2014.  Consolidated net sales for the three months ended May 31, 2015 increased by $412,641 or 6.2%, to $7,119,265 as compared to net sales of $6,706,624 for the three months ended May 31, 2014. We attribute the increase in net sales to an increase in business with new customers as well as new business with existing customers, including shipments to customers of new orders received at the end of 2014.

Our gross profit for the six months ended May 31, 2015 increased by $272,361 or 7.9% to $3,705,901, as compared to $3,433,540 for the six months ended May 31, 2014.  Gross profit for the three months ended May 31, 2015 increased by $132,427 or 7.7% to $1,860,941, as compared to $1,728,514 for the three months ended May 31, 2014. Gross margin as a percentage of net sales decreased to 26.3% for the six months ended May 31, 2015 compared to 26.6% for the six months ended May 31, 2014. Gross margin as a percentage of net sales increased to 26.1% for the three months ended May 31, 2015 compared to 25.8% for the three months ended May 31, 2014. The Company attributes the increase in gross profit to the increase in sales volume offset by the decrease in profit margin percentage to certain customers having a high volume of sales for products with a lower gross profit margin in the six months ended May 31, 2015 as compared to the six months ended May 31, 2014. Profit margins have decreased for the six months ended May 31, 2015 as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or six month basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. This reduction only affects future shipments of our products, and does not affect such customers’ existing orders. This obligation can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of the subcontractor customers.

Selling and shipping expenses for the six months ended May 31, 2015 was $1,167,070, an increase of $25,043, or 2.2%, as compared to $1,142,027 for the six months ended May 31, 2014. Selling and shipping expenses for the three months ended May 31, 2015 was $617,508, an increase of $355, or less than 1%, as compared to $617,153 for the three months ended May 31, 2014. The increase is due to increases in salaries for our salespersons, advertising, freight and catalog expenses as partially offset by decreases in commission expenses, auto, shipping, travel and entertainment expenses.

General and administrative expenses for the six months ended May 31, 2015 was $1,962,472, an increase of $232,100, or 13.4%, as compared to $1,730,372 for the six months ended May 31, 2014. General and administrative expenses for the three months ended May 31, 2015 was $957,742, an increase of $107,483, or 12.6%, as compared to $850,259 for the three months ended May 31, 2014. The increase is due to the hiring of additional employees and increased costs of both health and general insurance, officers’ salaries and warehouse expenses, office expenses, an increase in professional fees, and public company expenses as partially offset by decreases in rent, promotions, telephone and computer and consulting expenses.

Depreciation expense for the six months ended May 31, 2015 was $17,480, a decrease of $3,285 or 15.8%, as compared to $20,765 for the six months ended May 31, 2014.  Depreciation expense for the three months ended May 31, 2015 was $8,957, a decrease of $2,137 or 19.3%, as compared to $11,094 for the three months ended May 31, 2014.The decrease is due to assets becoming fully depreciated during the fiscal year ended November 30, 2014.

Investment income for the six months ended May 31, 2015 was $4,305, an increase of $2,561 or 146.8%, as compared to $1,744 for the six months ended May 31, 2014. Investment income for the three months ended May 31, 2015 was $2,308, an increase of $1,253 or 118.8%, as compared to $1,055 for the three months ended May 31, 2014. This increase is primarily due to an increase in the interest income we received on our account balances.

Income taxes for the six months ended May 31, 2015 was $140,183, a decrease of $66,105 or 32% as compared to income taxes of $206,288 for the six months ended May 31, 2014. Income taxes for the three months ended May 31, 2015 was $56,358, a decrease of $44,763 or 44.3% as compared to income taxes of $101,121 for the three months ended May 31, 2014. The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the six months ended May 31, 2015 was $423,001, compared to net income of $335,832 for the six months ended May 31, 2014. As a result of the foregoing, net income for the three months ended May 31, 2015 was $222,684, compared to net income of $149,942 for the three months ended May 31, 2014.

Liquidity and Capital Resources

As of May 31, 2015 we had cash of $6,839,296, and working capital of $10,650,721. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2015, we had net cash flow from operating activities of $575,811, as compared to net cash flow from operating activities of $1,107,279 for the six months ended May 31, 2014. The decrease in cash flow from operating activities resulted from a decrease in changes in accounts receivable, inventory, accrued expenses as partially offset by increases in the changes in prepaid expenses and accounts payable.

We had net cash flow used in investing activities of $(54,826) for the six months ended May 31, 2015, as compared to net cash flow used in investing activities of $(21,834) for the six months ended May 31, 2014. The increase resulted from the Company purchasing new equipment during the six months ended May 31, 2015.

We had net cash flow provided by financing activities of $143,750 for the six months ended May 31, 2015, as compared to net cash flow provided by financing activities of $0 for the six months ended May 31, 2014. The increase in net cash flow provided by financing activities resulted from three non-executive board members exercising options to acquire a total of 75,000 shares of common stock and two employee directors exercising options to acquire a total of 500,000 shares of common stock.

As a result of the foregoing, the Company had a net increase in cash of $664,735 for the six months ended May 31, 2015, as compared to a net increase in cash of $1,085,445 for the six months ended May 31, 2014.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock if permitted by our governing documents and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities.

The table below sets forth our contractual obligations, including operating leases and other long-term obligations, as of May 31, 2015:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$—	$—	$—	$—	$—
Operating leases	$951,337	170,882	352,084	366,309	62,062
Employment agreements	$83,333	83,333	—	—	—

Total obligations	$1,034,670	$254,215	$352,084	$366,309	$62,062

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2015 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the six months ended May 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2015, the Company issued 110,000 shares of common stock to a holder of the Company’s Series C Preferred Stock (the “Preferred Stock”) in exchange for 7,500 shares of the Preferred Stock. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

SURGE COMPONENTS, INC.

Date: July 15, 2015	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

