Form 10-Q
period 2015-08-31
SURGE COMPONENTS INC
filed 2015-10-09
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 9, 2015, there were 9,999,125 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2015 (unaudited)	November 30, 2014
ASSETS

Current assets:
Cash	$6,431,607	$6,174,561
Accounts receivable - net of allowance for
doubtful accounts of $119,089 and $93,765	5,065,102	4,433,994
Inventory, net	3,325,793	3,258,156
Prepaid expenses and income taxes	231,328	233,275
Deferred income taxes	336,803	295,873

Total current assets	15,390,633	14,395,859

Fixed assets – net of accumulated depreciation and amortization of $2,141,735 and $2,114,416	115,227	84,966

Deferred income taxes	673,607	887,620
Other assets	13,384	11,652

Total assets	$16,192,851	$15,380,097

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	August 31, 2015 (unaudited)	November 30, 2014
Current liabilities:
Accounts payable	$3,382,922	$3,288,798
Accrued expenses and taxes	521,226	785,002
Accrued salaries	411,981	556,805

Total current liabilities	4,316,129	4,630,605

Deferred rent	42,029	40,564

Total liabilities	4,358,158	4,671,169

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 21,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	22
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,999,125 and 9,080,012 shares issued and outstanding	10,000	9,080
Additional paid-in capital	23,529,728	23,192,407
Accumulated deficit	(11,705,045)	(12,492,581)

Total shareholders' equity	11,834,693	10,708,928

Total liabilities and shareholders' equity	$16,192,851	$15,380,097

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014
Net sales	$22,428,219	$20,486,846	$8,349,329	$7,558,513

Cost of goods sold	16,715,614	15,092,142	6,342,625	5,597,350

Gross profit	5,712,605	5,394,704	2,006,704	1,961,163

Operating expenses:
Selling and shipping expenses	1,758,278	1,712,621	591,208	570,594
General and administrative expenses	2,910,599	2,560,181	948,127	829,809
Depreciation and amortization	27,319	36,006	9,839	15,241

Total operating expenses	4,696,196	4,308,808	1,549,174	1,415,644

Income before other income (expense) and income taxes	1,016,409	1,085,896	457,530	545,519

Other income(expense):

Interest expense	–	–	–	–

Investment income	6,610	3,236	2,305	1,492

Other income(expense)	6,610	3,236	2,305	1,492

Income before income taxes	1,023,019	1,089,132	459,835	547,011

Income taxes	228,383	328,522	88,200	122,234

Net income	794,636	760,610	371,635	424,777
Dividends on preferred stock	7,100	11,850	1,675	5,925

Net income available to common shareholders	$787,536	$748,760	$369,960	$418,852

Net income per share available to common shareholders:

Basic	$.08	$.08	$.04	$.05
Diluted	$.08	$.08	$.04	$.04

Weighted Shares Outstanding:
Basic	9,522,782	9,060,012	9,982,384	9,060,012
Diluted	9,642,124	9,719,440	10,101,576	9,719,440

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (unaudited)

	Nine Months Ended
	August 31,	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$794,636	$760,610
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	27,319	36,006
Stock compensation expense	92,080	39,248
Deferred income taxes	173,083	273,114
Allowance for doubtful accounts	25,324	25,324

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(656,432)	(42,691)
Inventory	(67,637)	240,154
Prepaid expenses and income taxes	1,947	98,298
Other assets	(1,732)	–
Accounts payable	94,124	(281,823)
Deferred rent	1,465	3,945
Accrued expenses	(313,301)	(81,881)

NET CASH FLOWS FROM OPERATING ACTIVITIES	170,876	1,070,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(57,580)	(54,222)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(57,580)	(54,222)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Continued)

(unaudited)

	Nine Months Ended
	August 31, 2015	August 31, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	143,750	–

NET CASH FLOWS FROM FINANCING ACTIVITIES	143,750	–

NET CHANGE IN CASH	257,046	1,016,082

CASH AT BEGINNING OF PERIOD	6,174,561	4,288,090

CASH AT END OF PERIOD	$6,431,607	$5,304,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$19,447	$70,941

Interest paid	$–	$–

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$7,100	$11,850
Common stock issued in payment of accrued interest	$102,399	$–

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2015 and August 31, 2014 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,202,000 and $2,684,000 for the nine months ended August 31, 2015 and August 31, 2014 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $216,181 and $387,492 for the nine months ended August 31, 2015 and August 31, 2014 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $5,761,000 and $5,522,000 for the nine months ended August 31, 2015 and August 31, 2014 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2015 approximated $1,584,000. The Company, at August 31, 2015, had a reserve against slow moving and obsolete inventory of $336,957. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At August 31, 2015 and November 30, 2014, the Company's uninsured cash balances totaled approximately $3,751,000 and $2,994,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended August 31, 2015 and August 31, 2014.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $6,791 and $8,531 for the nine months ended August 31, 2015 and August 31, 2014 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2015 and August 31, 2014 totaled 517,096 and 564,010, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2015	2014

Furniture and Fixtures	$327,971	$322,586
Leasehold Improvements	956,637	940,204
Computer Equipment	972,354	936,592
Less-Accumulated Depreciation	(2,141,735)	(2,114,416)
Net Fixed Assets	$155,227	$84,966

Depreciation and amortization expense for the nine months ended August 31, 2015 and August 31, 2014 was $27,319 and $36,006, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2015	2014

Commissions	$244,640	$263,796
Preferred Stock Dividends	124,069	200,557
Interest	-	102,399
Other accrued expenses	152,517	218,250

	$521,226	$785,002

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,054,000 at November 30, 2014. Pension expense for the nine months ended August 31, 2015 and August 31, 2014 was $2,941 and $10,914, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of August 31, 2015.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of August 31, 2015.

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

In July 2015, 4,200 shares of Series C Preferred were exchanged for 42,000 shares of common stock and $29,838 in accrued dividends.

Dividends aggregating $124,069 have not been paid for the semiannual periods ended December 31, 2001 through the semiannual payment due June 30, 2015.  The Company has accrued these dividends.  At August 31, 2015 there are 10,000 shares of Series C Preferred issued and outstanding.

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

Stock Plan activity for the nine months ended August 31, 2015 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2014	986,438	$0.50
Options issued in the nine months ended August 31, 2015	125,000	$1.13
Options exercised in the nine months ended August 31, 2015	575,000	$0.25
Options cancelled in the nine months ended August 31, 2015	-	$-
Options outstanding at August 31, 2015	536,438	$0.85

Options exercisable at August 31, 2015	536,438	$0.85

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

In March 2015, the Company awarded one employee director 48,530 shares of its common stock and another employee director 29,780 shares of its common stock as part of their 2014 bonus. The Company recorded a cost of $57,166 relating to the issuance of these shares. In February 2015, one non-employee director exercised an option to acquire 25,000 shares of common stock for $0.25 per share. In April 2015, two employee directors each exercised options to acquire 250,000 shares for $0.25 per share. Also in April 2015, two non-employee directors each exercised options to acquire 25,000 shares of common stock for $0.25 per share.

In July 2015, the Company granted stock options to (a) three non-employee directors to each purchase 25,000 shares of common stock, and (b) one non-employee-director to purchase 50,000 shares of common stock, at an exercise price of $.87 per share, the market price of the common stock on the date of the grant.  These options vest immediately and expire five years from the grant date. The Company recorded a cost of $19,913 related to the granting of these options. The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 17% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.55% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

The intrinsic value of the exercisable options at August 31, 2015 totaled $14,500.  At August 31, 2015 the weighted average remaining life of the stock options is 2.76 years.  At August 31, 2015, there was no unrecognized compensation cost related to the stock options granted under the Stock Plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[3] Authorized Repurchase:

In November 2002, the Board of Directors authorized the repurchase of up to 1,000,000 Common Shares at a price between $.04 and $.045. The Company has not repurchased any shares to date pursuant to such authority.

[4] Compensation of Directors

In May 2010, the Company issued 12,000 shares of its common stock to each non-employee director as compensation for services on the Board of Directors. These shares were valued at $0.18 per share, the closing price of the common stock on the over-the-counter market. Starting April 1, 2012, the amount directors each receive for their services on the Board of Directors was increased from $200 a month to $2,000 a month. In May 2010, options were granted to each non-employee director to purchase 25,000 shares of common stock at an exercise price of $0.25 per share. In July 2012, a stock option was granted to one non-employee director to purchase 50,000 shares of common stock at an exercise price of $0.51.  (See Note F[2] for disclosure on the valuation and terms of these options). In May 2012, one non-employee director exercised an option and acquired 25,000 shares of common stock for $0.25 per share. In November 2013, each non-employee director was granted an option to purchase 25,000 shares of common stock at an exercise price of $0.82 per share. Starting December 1, 2013 the compensation for each non-employee director was increased to $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In February 2015, one non-employee director exercised an option and acquired 25,000 shares of common stock for $0.25 per share. In April 2015, two non-employee directors exercised options and acquired 25,000 shares each of common stock for $0.25 per share. In July 2015, options were granted to three non-employee directors each to purchase 25,000 shares of common stock and one non-employee director to purchase 50,000 shares of common stock at an exercise price of $0.87 per share.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2015	2014
Deferred Tax Assets
Net operating loss	$4,235,294	$4,366,694
Allowance for bad debts	36,802	29,317
Inventory	63,449	120,219
Deferred Rent	16,786	16,201
Depreciation	168,275	170,131
Total deferred tax assets	4,520,606	4,702,562
Valuation allowance	(3,510,196)	(3,519,069)

Deferred Tax Assets	$1,010,410	$1,183,493

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $8,900 during the nine months ended August 31, 2015.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Nine Months Ended
	August 31, 2015	August 31, 2014

Current:
Federal	$15,751	$16,041
States	39,549	39,367

	55,300	55,408
Deferred:
Federal	134,139	215,760
States	38,944	57,354

	173,083	273,114

Provision for income taxes	$228,383	$328,522

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $10,600,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months ended
	August 31,	August 31,
	2015	2014
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(20)%	(5)%
State income taxes	8%	2%
Other	-	(1)%
Effective tax rate	22%	30%

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

In June 2015, the Company renewed its lease to rent office space and a warehouse in Hong Kong for two years. Annual minimum rental payments for this space are approximately $58,500.

The Company’s future minimum rental commitments at August 31, 2015 are as follows:

Twelve Months Ended
August 31,
2016	$230,186
2017	$223,877
2018	$178,662
2019	$182,236
2020	$185,880
2021 & thereafter	$15,515

$1,016,356

Net rental expense for the nine months ended August 31, 2015 and August 31, 2014 were $228,688 and $229,713 respectively, of which $186,992 and $187,345 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

The Company has employment agreements, with terms through July 30, 2016 (renewable on each July 30th for an additional one year period) with two officers of the Company, which provides one with a base salary of $275,000 and the other with a base salary of $225,000, subject to certain increases as defined, per annum, plus fringe benefits and bonuses.  The Compensation Committee of the Company’s Board of Directors determines the bonuses.  A bonus pool has been accrued for the two officers through August 31, 2015 totaling $168,750.  The agreements also contain provisions prohibiting the officers from engaging in activities which are competitive with those of the Company during employment and for one year following termination.  The agreements further provide that in the event of a change of control, as defined, or a change in ownership of at least 25% of the issued and outstanding stock of the Company, and such issuance was not approved by either officer, or if they are not elected to the Board of Directors of the Company and/or are not elected as an officer of the Company, then the non-approving officer may elect to terminate his employment agreement. If either officer elects to terminate the agreement, he will receive 2.99 times his annual compensation (or such other amount then permitted under the Internal Revenue Code without an excess penalty), in addition to the remainder of his compensation under his existing employment contract.  In addition, if the Company makes or receives a “firm commitment” for a public offering of Common Shares, each officer will receive a warrant to purchase, at a nominal value, up to 9.5% of the Company’s common stock, provided they do not voluntarily terminate employment.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 18% of net sales for the nine months ended August 31, 2015 and one customer who accounted for 16% of net sales for the nine months ended August 31, 2014.  The Company had one customer who accounted for 12% of accounts receivable at August 31, 2015 and one customer who accounted for 11% of accounts receivable at November 30, 2014.

NOTE K- MAJOR SUPPLIERS

During the nine months ended August 31, 2015 and August 31, 2014 there was one foreign supplier who accounted for 58% and 49% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2015, the Company purchased 61% of its products from Taiwan, 8% from Hong Kong, 28% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2015	2014
Canada	$2,511,170	$1,832,002
China	4,376,841	3,620,653
Other Asian Countries	806,467	682,439
South America	345,969	407,036
Europe	840,700	758,029

Revenues are attributed to countries based on location of customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors" in our Annual Report on Form 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements for events or circumstances after the date of the filing of this report.

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $216,181 and $387,492 for the nine months ended August 31, 2015 and August 31, 2014 respectively.

Challenge engages in the sale of electronic components, including audible components, alarms, chimes and battery related products. Challenge has increased the types of products it sells because some of its suppliers introduced new products, and it has also sourced other products from new suppliers. As a result, we are continually trying to expand our product line. In 2002, we started to import products and sold these under the Challenge name. We started with a line of transducers, and then we added battery snaps, and coin cell holders. Since 2002, we have increased our imported private label product mix to include buzzers, speakers, microphones, resonators, filters, and discriminators. Our suppliers customize many of the products we sell for many customers based on the customers’ own designs and those our suppliers redesign for them at our suppliers’ factories. We have an experienced design engineer on our staff with more than thirty years of experience who works with our suppliers on such redesigns. We continue to expand the product mix we sell. We sell these products through independent representatives and are also are working with local, regional, and national distributors to sell these products to local accounts in every state.

We have a Hong Kong office to more effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened our global capabilities and service to its customer base.

The reduced demand for electronic components has continued in 2015 due to slowdowns in global growth and forecasted retail sales in North America and significant pricing pressures that it experienced in 2014. Due to this worldwide reduction in demand, we may be negatively impacted by reduced margins for our products. Despite the reduced demand, we have continued to grow our revenues due to specific customer projects and our management believes that we may be able to continue growing our revenue.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2015 increased by $1,941,373 or 9.5%, to $22,428,219 as compared to net sales of $20,486,846 for the nine months ended August 31, 2014.  Consolidated net sales for the three months ended August 31, 2015 increased by $790,816 or 10.5%, to $8,349,329 as compared to net sales of $7,558,513 for the three months ended August 31, 2014. We attribute the increase in net sales to an increase in business with new customers as well as new business with existing customers, including shipments to customers of new orders received at the end of 2014.

Our gross profit for the nine months ended August 31, 2015 increased by $317,901 or 5.9% to $5,712,605, as compared to $5,394,704 for the nine months ended August 31, 2014.  Gross profit for the three months ended August 31, 2015 increased by $45,541 or 2.3% to $2,006,704, as compared to $1,961,163 for the three months ended August 31, 2014. Gross margin as a percentage of net sales decreased to 25.5% for the nine months ended August 31, 2015 as compared to 26.3% for the nine months ended August 31, 2014. Gross margin as a percentage of net sales decreased to 24.0% for the three months ended August 31, 2015 as compared to 25.9% for the three months ended August 31, 2014. We attribute the increase in gross profit to the increase in sales volume offset by the decrease in profit margin percentage to certain customers having a high volume of sales for products with a lower gross profit margin in the nine months ended August 31, 2015 as compared to the nine months ended August 31, 2014.

Profit margins have decreased for the nine months ended August 31, 2015 as certain of our customers, who are some of the biggest buyers of components, demand the lowest prices for our products. Some of these customers further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. In addition, many of our customers are electronic manufacturing service subcontractors, who manufacture products for their customers who do not have their own manufacturing operations. We have agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and does not affect such customers’ existing orders. These agreements negatively impact our profit margins since they reduce the amount of commissions we can earn on our products. Nevertheless, these subcontractor customers are important to us as they represent very significant potential growth for us as they enable us to become approved suppliers for their manufacturing customers, and they purchase our components for these customers. We believe it would be very difficult for us to achieve business with such manufacturing companies without these subcontractor customers. In addition, because some of our products are commodities, our gross profit margins continue to be pressured due to the competitive environment. We continue to take action to mitigate the pressure on our gross profit margins.

Selling and shipping expenses for the nine months ended August 31, 2015 was $1,758,278, an increase of $45,657, or 2.7%, as compared to $1,712,621 for the nine months ended August 31, 2014. Selling and shipping expenses for the three months ended August 31, 2015 was $591,208, an increase of $20,614, or 3.6%, as compared to $570,594 for the three months ended August 31, 2014. The increase is due to increases in salaries for our salespersons, advertising, freight and catalog expenses as partially offset by decreases in commission expenses, auto, shipping, travel and entertainment expenses.

General and administrative expenses for the nine months ended August 31, 2015 was $2,910,599, an increase of $350,418, or 13.7%, as compared to $2,560,181 for the nine months ended August 31, 2014. General and administrative expenses for the three months ended August 31, 2015 was $948,127, an increase of $118,318, or 14.3%, as compared to $829,809 for the three months ended August 31, 2014. The increase is due to the hiring of additional employees and increased costs of both health and general insurance, officers’ salaries and warehouse expenses, office expenses, professional fees, consulting expenses and public company expenses as partially offset by decreases in rent, promotions, bank charges and computer expenses.

Depreciation expense for the nine months ended August 31, 2015 was $27,319, a decrease of $8,687 or 24.1%, as compared to $36,006 for the nine months ended August 31, 2014.  Depreciation expense for the three months ended August 31, 2015 was $9,839, a decrease of $5,402 or 35.4%, as compared to $15,241 for the three months ended August 31, 2014. The decrease is due to certain assets becoming fully depreciated during the fiscal year ended November 30, 2014.

Investment income for the nine months ended August 31, 2015 was $6,610, an increase of $3,374 or 104.3%, as compared to $3,236 for the nine months ended August 31, 2014. Investment income for the three months ended August 31, 2015 was $2,305, an increase of $813 or 54.5%, as compared to $1,492 for the three months ended August 31, 2014. This increase is primarily due to an increase in the interest income we received on our account balances.

Income taxes for the nine months ended August 31, 2015 was $228,383, a decrease of $100,139 or 30.5% as compared to income taxes of $328,522 for the nine months ended August 31, 2014. Income taxes for the three months ended August 31, 2015 was $88,200, a decrease of $34,034 or 27.8% as compared to income taxes of $122,234 for the three months ended August 31, 2014. The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. We review our estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2015 was $794,636, as compared to net income of $760,610 for the nine months ended August 31, 2014. As a result of the foregoing, net income for the three months ended August 31, 2015 was $371,635, as compared to net income of $424,777 for the three months ended August 31, 2014.

Liquidity and Capital Resources

As of August 31, 2015 we had cash of $6,431,607, and working capital of $11,074,504. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

We had net cash flow from operating activities of $170,876 for the nine months ended August 31, 2015, as compared to net cash flow from operating activities of $1,070,304 for the nine months ended August 31, 2014. The decrease in cash flow from operating activities resulted from a decrease in changes in accounts receivable, inventory, accrued expenses and prepaid expenses as partially offset by increases in the changes in accounts payable.

We had net cash flow used in investing activities of $(57,580) for the nine months ended August 31, 2015, as compared to net cash flow used in investing activities of $(54,222) for the nine months ended August 31, 2014. The increase resulted from purchasing new equipment during the nine months ended August 31, 2015.

We had net cash flow provided by financing activities of $143,750 for the nine months ended August 31, 2015, as compared to net cash flow provided by financing activities of $0 for the nine months ended August 31, 2014. The increase in net cash flow provided by financing activities resulted from three non-executive board members exercising options to acquire a total of 75,000 shares of common stock and two employee directors exercising options to acquire a total of 500,000 shares of common stock.

As a result of the foregoing, we had a net increase in cash of $257,046 for the nine months ended August 31, 2015, as compared to a net increase in cash of $1,016,082 for the nine months ended August 31, 2014.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock if permitted by our governing documents and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities.

The table below sets forth our contractual obligations, including operating leases and other long-term obligations, as of August 31, 2015:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$–	$–	$–	$–	$–
Operating leases	$1,016,356	230,186	402,539	368,116	15,515
Employment agreements	$458,333	458,333	–	–	–

Total obligations	$1,474,689	$688,519	$402,539	$368,116	$15,515

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2015 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the nine months ended August 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2015, the Company issued 42,000 shares of common stock to holders of the Company’s Series C Preferred Stock (the “Preferred Stock”) in exchange for 4,200 shares of the Preferred Stock. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

SURGE COMPONENTS, INC.

Date: October 9, 2015	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)