Form 10-K
period 2015-11-30
SURGE COMPONENTS INC
filed 2016-02-26
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

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

Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 31, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $5.6 million.

The Registrant’s common stock outstanding as of February 26, 2016, was 9,999,125 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $266,525 and $509,273 for the fiscal years ended November 30, 2015 and November 30, 2014, respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have a design engineer on our staff with more than thirty years experience with these types of products, who works with our suppliers on such redesigns. We are continually looking to expand the line of products that we sell. In 2015, we hired a junior engineer to assist with the introduction of a new micro controller product line. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private "Surge" label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2015 and Fiscal 2014, capacitors accounted for approximately 50% and 50% of Surge's sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge's remaining sales in Fiscal 2015 and Fiscal 2014. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2015.

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

Inventory

In order to adequately service our customers' needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2015, we maintained inventory valued at $3,199,463.

Because of the experience of our management, including Ira Levy and Steven Lubman, we believe that we know the best prices to buy the products we sell and as a result we generally waive rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components, which we hold in inventory decline, or if new technology is developed that displaces products that we sell, our business could be materially adversely affected. The Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to economic conditions and customer-specific business conditions. If our customers experience these changes, our business could be adversely affected.

Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2015 and Fiscal 2014, Challenge purchased approximately 95% and 93%, respectively, of its products overseas as a result of Challenge's introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2015, those foreign manufactured products were supplied from manufacturers in Taiwan (58%), Hong Kong (9%), elsewhere in Asia (29%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2015 and Fiscal 2014, one of Surge's vendors, Lelon Electronics, accounted for approximately 56% and 49% of Surge's consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

The components business has, from time to time, experienced periods of shortages in product supply, usually as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices and or reduce the number of units sold to given customers. Should there be shortages in the future, such shortages may benefit our business if we get preferential supply from our manufacturers. It could also have an adverse effect upon our business, in the case that our manufacturers don’t have enough capacity to provide enough components. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. Currently, demand in the industry is down regarding product availability for customers in most market segments.

Marketing and Sales

Surge's sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs ten sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2015, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. One of our customers, TTI, accounted for 17% of net sales for Fiscal 2015 and 8% of net sales for Fiscal 2014. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Backlog

As of November 30, 2015, our backlog was approximately $5,762,331, as compared with $6,353,521 at November 30, 2014. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2015, Surge and Challenge employed 33 persons, two of whom are employed in executive capacities, ten are engaged in sales, three in engineering, three in purchasing, three in administrative capacities, five in customer service, two in accounting and five in warehousing. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and an investor may lose all or part of his or her investment.

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 56% and 49% of the Company’s consolidated purchases. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed and as a result, price fluctuations could harm us.

In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of products. Accordingly, we attempt to maintain a one-to-two month inventory of those products which we supply to our customers. As a result of our strategic inventory purchasing policies, under which we order products to obtain preferential pricing, we generally waive the right to manufacturers' inventory protection agreements (including price protection and inventory return rights). As a result, we bear the risk of increases in the prices charged by our manufacturers to the Company and decreases in the prices we are able to charge our customers. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected. Typically the Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to economic conditions and specific customers business conditions. If our customers experience these changes, our business could be adversely affected.

Our operations would be adverse effected if we lose certain of our customers.

For Fiscal 2015, approximately 17% of our net sales were derived from sales to one customer. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 97% of the total goods which we purchased in Fiscal 2015 were manufactured in foreign countries, with the majority purchased from Taiwan (58%), Hong Kong (9%), elsewhere in Asia (29%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors have adversely impacted our business in the past, there can be no assurance that these factors will not materially adversely affect us in the future. Because the China internal consumption market is depressed, this will increase competition, as there is now a smaller market potential target. Therefore, we believe certain of our competitors will reduce their pricing to capture more market share.

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

We are authorized to issue up to 5,000,000 shares of blank check preferred stock of which 260,000 shares have been designated as Non-Voting Redeemable Convertible Series A Preferred Stock, of which no shares are issued and outstanding, 200,000 shares  have been designated Voting Redeemable Convertible Series B Preferred Stock, of which no shares are issued and outstanding, and 100,000 shares have been designated Non-Voting Redeemable Convertible Series C Preferred Stock (“Series C Preferred Stock”), of which 10,000 shares are issued and outstanding. Holders of the Series C Preferred Stock are entitled to receive, upon liquidation, payment of $5.00 per share of Series C Preferred Stock prior to any payment to common shareholders. Holders of Series C Preferred Stock are entitled to cumulative dividends, if and when declared by the board of directors, at the rate of $0.50 per share per annum, prior to payment of dividends to common shareholders.

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

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC ("Great American"), an entity owned equally by Ira Levy, Surge's president, Steven Lubman, Surge's vice president and one of its former directors, Mark Siegel. Our lease is through September 30, 2020 and our monthly rent is $14,334. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2015, the Company entered into a lease to rent office space in Hong Kong for two years. Annual rental payments are approximately $58,461.

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

Fiscal Quarter	High	Low
2014 First Quarter	$0.93	$0.73
2014 Second Quarter	$0.90	$0.71
2014 Third Quarter	$0.88	$0.79
2014 Fourth Quarter	$0.90	$0.74
2015 First Quarter	$0.93	$0.82
2015 Second Quarter	$0.90	$0.69
2015 Third Quarter	$1.00	$0.71
2015 Fourth Quarter	$0.86	$0.71

As of the date of the filing of this report, there are issued and outstanding 9,999,125 shares of common stock.

As of the date of the filing of this report, there are approximately 201 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended November 30, 2015 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2015 to September 30, 2015:	-	-	-	-
October 1, 2015 to October 31, 2015:	-	-	-	-
November 1, 2015 to November 30, 2015:	-	-	-	$500,000

Total				$500,000

(1)	In November 2015, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Equity Compensation Plan Information

The following table provides information as of November 30, 2015 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	2,035,438	$0.85	1,864,562

Equity compensation plan not yet approved by security holders	-	-	-

Total	2,035,438	$0.85	1,864,562

(1)	Represents the Company's 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan. There are currently no outstanding options, warrants or rights issued pursuant to the Company’s 2015 Incentive Stock Plan.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $266,525 and $509,273 for the fiscal year ended November 30, 2015 and November 30, 2014 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have a design engineer on our staff with more than thirty years experience with these types of products, who works with our suppliers on such redesigns. We are continually looking to expand the line of products that we sell. In 2015, we hired a junior engineer to assist with the introduction of a new micro controller product line. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The electronic components industry has changed, from one of strong demand to now one of reduced demand. This reduced demand can be attributed to a slowdown in global growth as well as a slowdown in the forecast of retail sales in North America. Management expects 2016 to continue with the reduced demand for components that it experienced in 2015. Due to this worldwide reduction in demand, the Company could feel the effects of potentially reduced demand for its products.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2015 increased by $2,516,468 or 9.2%, to $29,734,493 as compared to net sales of $27,218,025 for the fiscal year ended November 30, 2014. We largely attribute the increase in net sales to an increase in business with new customers as well as new business with existing customers.

Our gross profit for the fiscal year ended November 30, 2015 increased by $757,493 to $7,433,736, or 11.3%, as compared to $6,676,243 for the fiscal year ended November 30, 2014. Gross margin as a percentage of net sales increased to 25% for the fiscal year ended November 30, 2015 compared to 24.5% for the fiscal year ended November 30, 2014. The Company attributes the increase in gross profit to the increase in sales and the increase in gross margin as a percentage of sales for the fiscal year ended November 30, 2015. We attribute the increase in gross margin as a percentage of sales to the fact that the Company wrote off approximately $31,000 of obsolete inventory in Fiscal 2015 as compared to $236,000 of obsolete inventory in Fiscal 2014. This inventory was a combination of old inventory as well as recent inventory where customers either discontinued use due to slowdown in production or changes in design. Frequently customers will evaluate their inventory at the end of the third quarter and if they assess their inventory to be too high they will either cancel their orders with the Company or push delivery dates back. The Company does business with Electronic Manufacturing Service (EMS) subcontractor customers who manufacture the products for other customers who do not have their own manufacturing operations. The Company has agreements to provide periodic cost reductions through rebates in the amount of up to 5%. This reduction only affects future shipments of products, and does not affect any of the customers’ existing orders. This obligation can have a negative impact on our profit margins. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they may help the Company to become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to gain business at these customers without the help of the EMS companies.

Selling and shipping expenses for the fiscal year ended November 30, 2015 was $2,394,331, an increase of $44,241, or 1.9%, as compared to $2,350,090 for the fiscal year ended November 30, 2014. Specifically the increase is due to increases in salespersons’ salaries, advertising, and selling expenses such as printing, entertainment, travel and freight, offset by a decrease in commissions, auto expenses, messenger and delivery and shipping expenses.

General and administrative expenses for the fiscal year ended November 30, 2015 was $3,902,358, an increase of $337,946, or 9.5%, as compared to $3,564,412 for the fiscal year ended November 30, 2014. The increase is due to the hiring of additional employees and increased costs for office expense, general insurance and consulting expense, as well as increases in officers’ salary, professional fees, and public company expenses and partially offset by decreases in promotional expenses, telephone expenses, maintenance expenses and bank charges.

Depreciation expense for the fiscal year ended November 30, 2015 was $39,766, a decrease of $9,111 or 18.6%, as compared to $48,877 for the fiscal year ended November 30, 2014. The decrease is due to assets becoming fully depreciated during the fiscal year ended November 30, 2015.

Investment income for the fiscal year ended November 30, 2015 was $8,832, compared to $4,849 for the fiscal year ended November 30, 2014. We attribute the increase of $3,983, or 82.1%, to additional cash being placed in several money market accounts during the fiscal year ended November 30, 2015.

Income taxes for the fiscal year ended November 30, 2015 was $241,228, a decrease of $37,921 or 13.6% as compared to a tax expense of $279,149 for the fiscal year ended November 30, 2014. The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2015 was $864,885, compared to net income of $438,564 for the fiscal year ended November 30, 2014.

Liquidity and Capital Resources

As of November 30, 2015 we had cash of $7,169,118, and working capital of $11,080,178. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2015, we had net cash flow from operating activities of $910,345, as compared to net cash flow from operating activities of $1,945,039 for the fiscal year ended November 30, 2014. The decrease in cash flow from operating activities resulted from a decrease in cash provided by inventory, accounts receivable, accounts payable and accrued expenses, as partially offset by an increase in cash provided by prepaid expenses and net income.

We had net cash flow used in investing activities of $59,538 for the fiscal year ended November 30, 2015, as compared to net cash flow used in investing activities of $58,568 for the fiscal year ended November 30, 2014. We attribute the increase to the Company purchasing new equipment during the fiscal year ended November 30, 2015.

We had net cash flow provided by financing activities totaling $143,750 during the fiscal year ended November 30, 2015 resulting from the proceeds from the exercise of stock options. There were no cash flows from financing activities during the fiscal year ended November 30, 2014.

As a result of the foregoing, the Company had a net increase in cash of $994,557 for the fiscal year ended November 30, 2015, as compared to a net increase in cash of $1,886,471 for the fiscal year ended November 30, 2014.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock as approved by our Board of Directors and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities. In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of shares of common stock in the open market or in privately negotiated transactions. The Company has not repurchased any shares to date pursuant to such authority.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2015:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$--	$--	$--	$--
Operating leases	$954,150	231,041	384,813	338,296	--

Total obligations	$954,150	$231,041	$384,813	$338,296	$--

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

As of November 30, 2015 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2015. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2016, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2018, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2017. Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	59	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	60	Vice President, Secretary, Treasurer and Class A Director
Alan Plafker*	57	Class B Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
David Siegel	90	Class B Director
Lawrence Chariton*	58	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee
Gary Jacobs*	58	Class C Director, Member of Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee

* Independent director

Ira Levy has served as President, Chief Executive Officer and a director of Surge Components since its inception in November 1981, and as Chief Financial Officer since March 2010. From 1976 to 1981, Mr. Levy was employed by Capar Components Corp., an importer and supplier of capacitor and resistor products.

Steven J. Lubman has served as Surge Components’ Vice President, Secretary, Treasurer and a director since our inception in November 1981. From 1975 to 1981, Mr. Lubman was employed by Capar Components, Inc.

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

David Siegel has served as a director since 1983, as well as Chairman of the Board from 1983 to February 2000. Mr. Siegel has served on the boards of directors of a number of public companies in the electronics industry. He was a director and member of the Corporate Governance and Special Committees of Nu Horizons, Inc., a distributor of electronic components, until its acquisition in January 2011 by Arrow Electronics, Inc. Mr. Siegel was a member of the Board of Directors of Kent Electronics Corporation for over ten years and helped Kent Electronics complete a successful sale of the company to Avnet, Inc. in 2001. Mr. Siegel also served on the Board of Directors of Diplomat Electronics Inc. and Quantech Electronics Corporation. Mr. Siegel served on the board of directors of Micronetics, Inc. from April 1987 to June 2012, a publicly traded manufacturer of microwave and radio frequency (RF) components, until its acquisition by Mercury Computer Systems, Inc. David Siegel is the father-in-law of Ira Levy.

Lawrence Chariton has served as a director since 2001. Since May 2008, he has served as a consultant to Great American Jewelry, a retail jewelry firm. He served previously for 32 years as Chief Operating Officer of Linda Shop Jewelry a retail jewelry firm. Mr. Chariton previously served as a member of the Board of Directors of New Island Hospital in Bethpage, New York from 2009 to 2013 and subsequently served as a member of the Board of Directors of St Joseph Hospital from February 2007 to December 2010. He served on the Board of Directors of Jewish National Fund of Long Island. Mr. Chariton has a Bachelors degree in Accounting from Hofstra University.

Gary M. Jacobs has served as a director since July 2003. Since October 2014, Mr. Jacobs has served as President of Bar Bakers, LLC, a commercial food manufacturer of nutritional bars, cookies and other baked goods. From March 2011 to October 2014, he served as a consultant to several companies, providing advisory services in the areas of turn-around and financial and operational efficiencies. Mr. Jacobs served as the Chief Financial Officer of Chem Rx from June 2008 until March 2011. From May 2005 to June 2008, Mr. Jacobs was the Chief Financial Officer and Chief Operating Officer of Gold Force International, Ltd., a supplier of gold, silver and pearl jewelry to U.S. retail chains, and Karat Platinum LLC, a developer of an alternative to platinum. From July 2003 to April 2005, Mr. Jacobs served as President of The Innovative Companies, LLC, a supplier of natural stone. From October 2001 to February 2003, Mr. Jacobs served as Executive Vice President of Operations and Corporate Secretary of The Hain Celestial Group, Inc., a food and personal care products company. Mr. Jacobs also served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. from September 1998 to October 2001. Prior to that, Mr. Jacobs was the Chief Financial Officer of Graham Field Health Products, Inc., a manufacturing and distribution company. Mr. Jacobs served for 13 years as a member of the audit staff of Ernst & Young LLP, where he attained the position of senior manager. He is a certified public accountant and holds a Bachelor’s of Business Administration in Accounting from Adelphi University.

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

Board Meetings

During the fiscal year ended November 30, 2015, the Board held 5 formal meetings and otherwise acted by unanimous written consent. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 24, 2015 and all of our directors attended such meeting.

Audit Committee

The audit committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton. Mr. Jacobs serves as the chairman of the audit committee. The Company’s board of directors has determined that Gary Jacobs is the audit committee financial expert and chairman of the committee. The audit committee members are “independent” as that term is defined under the Nasdaq Marketplace Rules. During the fiscal year ended November 30, 2015, the Audit Committee held 4 formal meetings.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton. Mr. Jacobs serves as the chairman of the nominating and corporate governance committee. During the fiscal year ended November 30, 2015, the Nominating and Corporate Governance Committee held one formal meeting.

Compensation Committee

The compensation committee consists of the following three members: Gary Jacobs, Alan Plafker and Lawrence Chariton. Mr. Jacobs serves as the chairman of the compensation committee. During the fiscal year ended November 30, 2015, the Compensation Committee held 4 formal meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of one late Form 4 for each of Messrs. Chariton, Jacobs, Plafker, Siegel and Tofias.

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

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2015 and November 30, 2014:

				All Other
Name and Position	Year	Salary	Bonus	Compensation ($)		Total

Ira Levy	2015	$275,000	$137,500	$49,888	(1)	$462,388
President CEO and CFO	2014	$225,000	$112,000	$49,683	(1)	$386,683

Steven J. Lubman	2015	$225,000	$100,000	$42,199	(1)	$367,199
Vice President and Secretary	2014	$225,000	$100,000	$57,291	(1)	$382,291

(1)	Includes payments for medical insurance, automobile allowance and insurance and life insurance.

Employment Agreements

In February 2016, the Company entered into revised employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman (the “Executives”), respectively, which provides the Executives with a base salary of $275,000 and $225,000, respectively (“Base Salary”). The Executives shall receive an annual bonus as shall be determined by the Board of Directors of the Company (the “Board”) or the compensation committee of the Board (the “Compensation Committee”), as applicable, in its sole discretion, based upon criteria to be established in its sole discretion. The Executives shall also be entitled to receive additional cash, equity or other compensation or benefits in consideration for their services to the Company, at such times and in such amounts as shall be determined in the sole discretion of the Board or the Compensation Committee. In addition, the Executives shall be entitled to receive grants of stock options, stock and/or any other equity incentive awards available to senior executives, under the Company’s equity incentive plans, at such times and in such amounts as shall be determined in the sole discretion of the Board or the Compensation Committee.

The Employment Agreements will remain in effect until terminated by either the Company or the Executive. In the event an Executive’s employment is terminated by the Company for Cause (as defined in the Employment Agreements), or if an Executive resigns other than for Good Reason (as defined in the Employment Agreements), he shall be entitled to receive (i) any earned but unpaid salary, all vested equity, and any earned but unpaid bonus awards through the date of termination, and (ii) reimbursement for any unreimbursed business expenses incurred by him in accordance with the Company’s policy prior to the date of termination.

In the event an Executive’s employment is terminated by the Company other than for Cause or if an Executive resigns for Good Reason, including a Change of Control (as defined in the Employment Agreements), such Executive shall be entitled to any earned but unpaid salary, all vested equity, and any earned but unpaid bonus awards through the date of termination. Such Executive will also be paid an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period. The Company shall also (i) accelerate the vesting on any of the Executive’s unvested stock options, restricted stock grants or other equity incentive awards; and (ii) reimburse the Executive for any unreimbursed business expenses incurred by him in accordance with the Company’s policy prior to the date of termination.

In the event an Executive’s employment is terminated by the Company upon death or disability, the Executive or his estate shall be entitled to receive his salary then in effect along with all other fringe benefits (including, without limitation, family medical benefits) for a period of one year following the date of such termination. In addition, the Executive or his estate shall have the right to exercise any unexercised and vested options for a period of ninety days following the date of termination and to receive payment for any accrued but unpaid vacation time.

The Employment Agreements contain customary non-competition and non-solicitation provisions that extend to one year after the date of termination of the Executives’ employment with the Company. The Executives also agreed to customary terms regarding confidentiality and ownership of product ideas.

Director Compensation for Year Ending November 30, 2015

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2015. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Plafker	30,000	-	3,983	-	33,983
David Siegel	30,000	-	3,983	-	33,983
Lawrence Chariton	30,000	-	3,983	-	33,983
Gary Jacobs	42,000	-	7,965	-	49,965

Outstanding Equity Awards at November 30, 2015

Name	Number of securities underlying options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	50,000	(1)	0.82	November 2018
Steven Lubman	-	25,000	(2)	0.82	November 2018
Ira Levy	-	62,500	(3)	0.80	April 2018
Steven Lubman	-	45,938	(4)	0.80	April 2018

(1)	50,000 options were issued on November 27, 2013 and vested immediately.
(2)	25,000 options were issued on November 27, 2013 and vested immediately.
(3)	62,500 options were issued on April 10, 2014 and vested immediately.
(4)	45,938 options were issued on April 10, 2014 and vested immediately.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

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

The following table sets forth as of February 19, 2016, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
Name and address of	Stock Beneficially		Stock Beneficially
Beneficial Owner (1)	Owned		Owned (2)

Ira Levy	1,053,868	(5)(6)	10.45%

Steven J. Lubman	870,938	(4)(7)	8.65%

Lawrence Chariton	178,703	(4)(8)	1.78%

Alan Plafker	50,000	(4)(8)	*

David Siegel	142,000	(4)(8)	1.41%

Gary Jacobs	162,000	(3)(4)(9)	1.60%

All directors and executive officers as a group (6 persons)	2,457,509		23.84%

Michael Tofias
325 North End Avenue, Apt. 25B
New York, NY 10282	1,568,123		15.68%

Brad Rexroad
970 Reserve Drive, Suite 126
Roseville, CA 95678	585,385		5.58%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 9,999,125 shares of common stock outstanding as of February 26, 2016.

(3)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.51, which are exercisable within 60 days.

(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.82, which are exercisable within 60 days.

(5)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.82. which are exercisable within 60 days.

(6)	Includes 62,500 shares issuable upon exercise of options with an exercise price of $0.80, which are exercisable within 60 days.

(7)	Includes 45,938 shares issuable upon exercise of options with an exercise price of $0.80, which are exercisable within 60 days.

(8)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

(9)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer and one other individual who is not an executive officer or director of the Company.  Our lease is through September 2020 and our annual rent payments were approximately $250,026 and $249,538 for fiscal 2015 and 2014, respectively.

Director Independence

Lawrence Chariton, Alan Plafker, and Gary Jacobs are independent directors as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.  For the years ended November 30, 2015 and 2014, we paid Seligson & Giannattasio, LLP $151,000 and $151,000, respectively.

Audit-Related Fees

For the years ended November 30, 2015 and 2014, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for audit-related services.

Tax Fees

For the years ended November 30, 2015 and 2014, we paid Seligson & Giannattasio, LLP $12,000 and $12,000, respectively, for tax related services.

All Other Fees

For the years ended November 30, 2015 and 2014, we paid Seligson & Giannattasio, LLP $0 and $0, respectively, for all other services.

The audit committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The audit committee has considered the role of Seligson & Giannattasio, LLP in providing services to us for the fiscal year ended November 30, 2015 and has concluded that such services are compatible with Seligson & Giannattasio, LLP’s independence as the Company's independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1.	Our Consolidated Financial Statements commencing on page F-1 of this Annual Report.

2.	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit to Form 8-K filed on September 16, 2010 and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Surge Components, Inc. (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

3.3	Certificate of Correction of Surge Components, Inc. (filed as exhibit to Form 10-K filed on February 27, 2015 and incorporated herein by reference)

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.5	Tenancy Agreement between Surge Components, Inc. and Sam Cheong Stove Parts Co. Ltd (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.6	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.7	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.8	2015 Incentive Stock Plan

10.9	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.10	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.11	Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.12	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.13	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.14	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.15	Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.16	Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.17	Distributor Agreement, dated August 14, 2012, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Form 10-K filed on February 28, 2013 and incorporated herein by reference)

10.18	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.19	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.20	First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.21	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013 (filed as exhibit to Form 10-Q filed on July 15, 2013 and incorporated herein by reference)

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC

Date: February 26, 2016	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 26, 2016
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 26, 2016
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 26, 2016
Director

/s/ David Siegel
David Siegel	February 26, 2016
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 26, 2016
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 26, 2016
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2015 and 2014 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended November 30, 2015.  Surge Components, Inc. and subsidiaries management is responsible for these consolidated financial statements.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2015 and 2014 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP

White Plains, New York

February 26, 2016

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2015	2014
ASSETS

Current assets:
Cash	$7,169,118	$6,174,561
Accounts receivable - net of allowance for doubtful accounts of $127,531 and $93,765	4,693,749	4,433,994
Inventory, net	3,199,463	3,258,156
Prepaid expenses and income taxes	131,522	233,275
Deferred income taxes	249,533	295,873

Total current assets	15,443,385	14,395,859

Fixed assets – net of accumulated depreciation and amortization of $2,154,182 and $2,114,416	104,738	84,966

Deferred income taxes	748,597	887,620
Other assets	13,384	11,652

Total assets	$16,310,104	$15,380,097

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (Continued)

	November 30,	November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2015	2014
Current liabilities:
Accounts payable	$3,261,763	$3,288,798

Accrued expenses and taxes	572,487	785,002
Accrued salaries	528,957	556,805

Total current liabilities	4,363,207	4,630,605

Deferred rent	41,955	40,564

Total liabilities	4,405,162	4,671,169

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 23,700 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	24
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,999,125 and 9,080,012 shares issued and outstanding	9,999	9,080
Additional paid-in capital	23,529,729	23,192,405
Accumulated deficit	(11,634,796)	(12,492,581)

Total shareholders' equity	11,904,942	10,708,928

Total liabilities and shareholders' equity	$16,310,104	$15,380,097

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2015	2014
Net sales	$29,734,493	$27,218,025

Cost of goods sold	22,300,757	20,541,782

Gross profit	7,433,736	6,676,243

Operating expenses:
Selling and shipping expenses	2,394,331	2,350,090
General and administrative expenses	3,902,358	3,564,412
Depreciation and amortization	39,766	48,877

Total operating expenses	6,336,455	5,963,379

Income before other income and income taxes	1,097,281	712,864

Other income:

Investment income	8,832	4,849

Other income	8,832	4,849

Income before income taxes	1,106,113	717,713

Income taxes	241,228	279,149

Net income	$864,885	$438,564
Dividends on preferred stock	7,100	11,850

Net income available to common shareholders	$857,785	$426,714

Net income per share available to common shareholders:

Basic	$.09	$.05
Diluted	$.09	$.04

Weighted Shares Outstanding:
Basic	9,641,542	9,062,642
Diluted	9,759,575	9,705,861

See notes to consolidated financial statements.

 SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2015 and 2014

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2013	23,700	$24	9,060,012	$9,060	$23,153,177	$(12,919,295)	$10,242,966

Preferred stock dividends	--	--	--	--	--	(11,850)	(11,850)

Issuance of options	--	--	--	--	39,248	--	39,248

Issuance of common shares	--	--	20,000	20	(20)	--	--

Net Income	--	--	--	--	--	438,564	438,564

Balance – November 30, 2014	23,700	24	9,080,012	9,080	23,192,405	(12,492,581)	10,708,928

Preferred stock dividends	--	--	--	--	--	(7,100)	(7,100)

Issuance of options	--	--	--	--	34,913	--	34,913

Exercise of options	--	--	575,000	575	143,175	--	143,750

Issuance of shares for conversion of accrued interest	--	--	113,803	114	102,286	--	102,400

Issuance of shares as compensation	--	--	78,310	78	57,088	--	57,166

Issuance of common shares	(13,700)	(14)	152,000	152	(138)	--	--

Net income	--	--	--	--	--	864,885	864,885

Balance – November 30, 2015	10,000	$10	9,999,125	$9,999	$23,529,729	$(11,634,796)	$11,904,942

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$864,885	$438,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,766	48,877
Stock compensation expense	92,079	39,248
Deferred income taxes	185,363	273,114
Allowance for doubtful accounts	33,766	33,765

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(293,521)	495,626
Inventory	58,693	414,407
Prepaid expenses and income taxes	101,753	8,421
Other assets	(1,732)	-
Accounts payable	(27,034)	(40,978)
Deferred rent	1,391	4,709
Accrued expenses	(145,064)	229,286

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	910,345	1,945,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(59,538)	(58,568)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(59,538)	(58,568)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Continued)

	Year Ended November 30,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	$143,750	$-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	143,750	-

NET CHANGE IN CASH	994,557	1,886,471

CASH AT BEGINNING OF PERIOD	6,174,561	4,288,090

CASH AT END OF PERIOD	$7,169,118	$6,174,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$55,865	$77,600

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$7,100	$11,850

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,930,000 and $3,920,000 for the years ended November 30, 2015 and November 30, 2014 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $266,525 and $509,273 for the years ended November 30, 2015 and November 30, 2014 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $9,331,000 and $7,019,000 for the years ended November 30, 2015 and November 30, 2014 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2015 approximated $1,613,000. The Company, at November 30, 2015, has a reserve against slow moving and obsolete inventory of $295,000. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At November 30, 2015 and November 30, 2014, the Company's uninsured cash balances totaled approximately $3,988,761 and $2,994,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2015 and November 30, 2014.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $8,664 and $11,357 for the years ended November 30, 2015 and November 30, 2014 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2015 and November 30, 2014 totaled 518,405 and 560,220, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2015	2014

Furniture and Fixtures	$327,971	$322,586
Leasehold Improvements	956,637	940,204
Computer Equipment	974,312	936,592
Less-Accumulated Depreciation	(2,154,182)	(2,114,416)
Net Fixed Assets	$104,738	$84,966

Depreciation and amortization expense for the years ended November 30, 2015 and November 30, 2014 was $39,766 and $48,877, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2015	2014

Commissions	$276,724	$263,796
Preferred Stock Dividends	124,069	200,557
Interest	-	102,399
Other accrued expenses	171,694	218,250

	$572,487	$785,002

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,092,000 at November 30, 2015. Pension expense for the years ended November 30, 2015 and November 30, 2014 was $2,287 and $11,222, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2015.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of November 30, 2015.

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

Dividends aggregating $124,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2015.  The Company has accrued these dividends.  At November 30, 2015, there are 10,000 shares of Series C Preferred issued and outstanding.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“2010 Stock Plan”).  The 2010 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Activity in the 2010 Stock Plan for the year ended November 30, 2015 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2014	986,438	$0.50
Options issued in the year ended November 30, 2015	125,000	$0.87
Options exercised in the year ended November 30, 2015	(575,000)	$0.25
Options cancelled in the year ended November 30, 2015	(1,000)	$1.15
Options outstanding at November 30, 2015	535,438	$0.85

Options exercisable at November 30, 2015	535,438	$.085

[3] 2015 Incentive Stock Plan

In November 2015, the Company adopted and the shareholders ratified, the 2015 Incentive Stock Plan (“2015 Stock Plan”). The 2015 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

There was no activity in the 2015 Stock Plan for the year ended November 30, 2015.

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

Stock Compensation (Continued)

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

In March 2015, the Company awarded one employee director 48,530 shares of its common stock and another employee director 29,780 shares of its common stock as part of their 2014 bonus. The Company recorded a cost of $57,166 relating to the issuance of these shares. In February 2015, one non-employee director exercised an option to acquire 25,000 shares of common stock for $0.25 per share. In April 2015, two employee directors each exercised options to acquire 250,000shares for $0.25 per share. Also in April 2015, two non-employee directors each exercised options to acquire 25,000 shares of common stock for $0.25 per share.

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

The intrinsic value of the exercisable options at November 30, 2015 totaled $12,500.  At November 30, 2015 the weighted average remaining life of the stock options is 2.57 years.  At November 30, 2015, there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. The Company has not repurchased any shares to date pursuant to such authority.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2015	2014
Deferred Tax Assets
Net operating loss	$4,095,388	$4,366,694
Allowance for bad debts	39,296	29,317
Inventory	100,017	120,219
Deferred Rent	16,756	16,201
Depreciation	156,272	170,131
Total deferred tax assets	4,407,729	4,702,562
Valuation allowance	(3,409,599)	(3,519,069)

Deferred Tax Assets	$998,130	$1,183,493

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $109,000 during the year ended November 30, 2015.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Years Ended
	November 30, 2015	November 30, 2014

Current:
Federal	$12,602	$-
States	42,263	6,035

	55,865	6,035
Deferred:
Federal	146,434	215,760
States	38,929	57,354

	185,363	273,114

Provision for income taxes	$241,228	$279,149

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $10,250,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Years ended
	November 30,	November 30,
	2015	2014
U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(19)%	2%
State income taxes	7%	3%
Other	-	-
Effective tax rate	22%	39%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $169,000 for the year ended November 30, 2015, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2015 are as follows:

Twelve Months Ended
November 30,
2016	$231,041
2017	$205,261
2018	$179,552
2019	$183,142
2020	$155,154
2021 & thereafter	$-

$954,150

Net rental expense for the years ended November 30, 2015 and November 30, 2014 were $306,263 and $306,078 respectively, of which $250,026 and $249,538 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements continue until terminated by either party.

The Company’s compensation committee may award these officers with bonuses and will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary need to be made.  Pursuant to the employment agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during the employment and for one year following termination.  If the agreement is terminated for other than cause, the officer would be entitled to any and all base salary, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. He would also be paid an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

NOTE J– MAJOR CUSTOMERS

The Company had one customer who accounted for 17% of net sales for year ended November 30, 2015 and one customer who accounted for 14% of net sales for the year ended November 30, 2014.  The Company had one customer who accounted for 10% of accounts receivable at November 30, 2015 and one customer who accounted for 11% of accounts receivable at November 30, 2014.

NOTE K- MAJOR SUPPLIERS

During the years ended November 30, 2015 and November 30, 2014 there was one foreign supplier accounting for 56% and 49% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the year ended November 30, 2015, the Company purchased 58% of its products from Taiwan, 9% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2015	2014
Canada	3,354,552	2,491,789
China	6,274,876	5,136,612
Other Asian Countries	1,059,075	938,771
South America	462,202	563,388
Europe	1,107,043	1,006,986

Revenues are attributed to countries based on location of customer.

