Form 10-Q
period 2016-02-29
SURGE COMPONENTS INC
filed 2016-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 29, 2016

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

As of April 14, 2016, there were 9,999,125 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 29, 2016 (unaudited)	November 30, 2015
ASSETS

Current assets:
Cash	$7,083,622	$7,169,118
Accounts receivable - net of allowance for
doubtful accounts of $135,971 and $127,531	4,005,883	4,693,749
Inventory, net	2,979,411	3,199,463
Prepaid expenses and income taxes	139,567	131,522
Deferred income taxes	333,522	249,533

Total current assets	14,542,005	15,443,385

Fixed assets – net of accumulated depreciation and amortization of $2,161,998 and $2,154,182	98,443	104,738

Deferred income taxes	667,044	748,597
Other assets	13,384	13,384

Total assets	$15,320,876	$16,310,104

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 29, 2016 (unaudited)	November 30, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,392,421	$3,261,763

Accrued expenses and taxes	513,858	572,487
Accrued salaries	373,585	528,957

Total current liabilities	3,279,864	4,363,207

Deferred rent	41,600	41,955

Total liabilities	3,321,464	4,405,162

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Common stock - $.001 par value stock, 75,000,000 shares authorized, 9,999,125 and 9,999,125 shares issued and outstanding	9,999	9,999
Additional paid-in capital	23,529,728	23,529,729
Accumulated deficit	(11,540,325)	(11,634,796)

Total shareholders' equity	11,999,412	11,904,942

Total liabilities and shareholders' equity	$15,320,876	$16,310,104

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

  (unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Net sales	$6,316,011	$6,959,625

Cost of goods sold	4,659,999	5,114,665

Gross profit	1,656,012	1,844,960

Operating expenses:
Selling and shipping expenses	525,846	549,562
General and administrative expenses	998,902	1,004,730
Depreciation and amortization	7,816	8,523

Total operating expenses	1,532,564	1,562,815

Income before other income and income taxes	123,448	282,145

Other income:

Investment income	1,325	1,997

Other income	1,325	1,997

Income before income taxes	124,773	284,142

Income taxes	30,302	83,825

Net income	$94,471	$200,317
Dividends on preferred stock	2,500	5,425

Net income available to common shareholders	$91,971	$194,892

Net income per share available to common shareholders:

Basic	$.01	$.02
Diluted	$.01	$.02

Weighted Shares Outstanding:
Basic	9,999,125	9,218,815
Diluted	10,115,350	9,744,341

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,471	$200,317
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization	7,816	8,523
Stock compensation expense	-	-
Deferred income taxes	(2,436)	74,847
Allowance for doubtful accounts	8,440	8,442

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	679,426	208,787
Inventory	220,052	286,153
Prepaid expenses and income taxes	(8,045)	59,151
Other assets	-	(590)
Accounts payable	(869,343)	(485,571)
Deferred rent	(355)	488
Accrued expenses	(214,002)	(202,247)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(83,976)	158,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,520)	(32,847)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,520)	(32,847)

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(unaudited)

(Continued)

	Three Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercising stock options	$-	$6,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	6,250

NET CHANGE IN CASH	(85,496)	131,703

CASH AT BEGINNING OF PERIOD	7,169,118	6,174,561

CASH AT END OF PERIOD	$7,083,622	$6,306,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$3,355	$8,978

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$5,425
Payment of accrued interest through issuance of common stock	$-	$102,399

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

The results and trends in these interim consolidated financial statements for the three months ended February 29, 2016 and February 28, 2015 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $771,000 and $535,000 for the three months ended February 29, 2016 and February 28, 2015 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $67,554 and $60,814 for the three months ended February 29, 2016 and February 28, 2015 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,080,000 and $2,442,000 for the three months ended February 29, 2016 and February 28, 2015 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 29, 2016 approximated $1,060,000. The Company, at February 29, 2016, has a reserve against slow moving and obsolete inventory of $304,000. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At February 29, 2016 and November 30, 2015, the Company's uninsured cash balances totaled approximately $3,853,000 and $3,989,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 29, 2016 and February 28, 2015.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $1,037 and $2,293 for the three months ended February 29, 2016 and February 28, 2015 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 29, 2016 and February 28, 2015 totaled 519,213 and 524,875, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 29,	November 30,
	2016	2015

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	956,637	956,637
Computer Equipment	975,833	974,312
Less-Accumulated Depreciation	(2,161,998)	(2,154,182)
Net Fixed Assets	$98,443	$104,738

Depreciation and amortization expense for the three months ended February 29, 2016 and February 28, 2015 was $7,816 and $8,523, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29,	November 30,
	2016	2015

Commissions	$214,151	$276,724
Preferred Stock Dividends	126,569	124,069
Other accrued expenses	173,138	171,694
	$513,858	$572,487

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,092,000 at November 30, 2015. Pension expense for the three months ended February 29, 2016 and February 28, 2015 was $1,030 and $1,330, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). As of November 30, 2015, none of the Series A preferred stock was outstanding.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). As of November 30, 2015, none of the Series B Preferred Stock was outstanding.

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

Dividends aggregating $126,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2015.  The Company has accrued these dividends.  At February 29, 2016, there are 10,000 shares of Series C Preferred issued and outstanding.

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

Activity in the 2010 Stock Plan for the quarter ended February 29, 2016 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2015	535,438	$0.85
Options issued in the three months ended February 29, 2016	-	$-
Options exercised in the three months ended February 29, 2016	-	$-
Options cancelled in the three months ended February 29, 2016	-	$-
Options outstanding at February 29, 2016	535,438	$0.85

Options exercisable at February 29, 2016	535,438	$.085

[3] 2015 Incentive Stock Plan

In November 2015, the Company adopted, and its shareholders ratified, the 2015 Incentive Stock Plan (“2015 Stock Plan”). The 2015 Stock Plan provides for the grant of awards to officers, employees, directors or consultants to the Company to purchase up to an aggregate of 1,500,000 shares of common stock.

There was no activity in the 2015 Stock Plan for the three months ended February 29, 2016.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation (Continued)

In April 2014, the Company granted a stock option to (a) one employee-director to purchase 62,500 shares of common stock, and (b) one employee-director to purchase 45,938 shares of common stock, at an exercise price of $0.80 per share, the market price of the common stock on the date of the grant.  These options vest immediately and expire five years from the grant date. The fair value of these stock options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 20% (based on the Company’s historical stock volatility); average risk-free interest rate of 1.65% (the five year treasury note rate on the date of the grant); initial expected life of 5 years (based on the term of the options) and no expected dividend yield.

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

The intrinsic value of the exercisable options at February 29, 2016 totaled $14,500.  At February 29, 2016, the weighted average remaining life of the stock options is 2.38 years.  At February 29, 2016, there was no unrecognized compensation cost related to the stock options granted under the Company’s incentive plans.

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

The Company’s deferred income taxes are comprised of the following:

	February 29,	November 30,
	2016	2015
Deferred Tax Assets
Net operating loss	$4,080,950	$4,095,388
Allowance for bad debts	41,791	39,296
Inventory	62,409	100,017
Deferred Rent	16,695	16,756
Depreciation	155,758	156,272
Total deferred tax assets	4,357,603	4,407,729
Valuation allowance	(3,357,037)	(3,409,599)

Deferred Tax Assets	$1,000,566	$998,130

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $53,000 during the three months ended February 29, 2016.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Years Ended
	February 29, 2016	February 28, 2015

Current:
Federal	$5,436	$4,627
States	27,302	4,351

	32,738	8,978
Deferred:
Federal	(1,934)	59,129
States	(512)	15,718

	(2,436)	74,847

Provision for income taxes	$30,302	$83,825

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $10,202,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Three Months Ended
	February 29,	February 28,
	2016	2015

U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(18)%	(10)%
State income taxes	8%	6%
Other	-	-
Effective tax rate	24%	30%

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

The Company’s future minimum rental commitments at February 29, 2016 are as follows:

Twelve Months Ended
February 28,
2017	$191,226
2018	$180,446
2019	$184,055
2020	$93,092

$648,819

Net rental expense for the three months ended February 29, 2016 and February 28, 2015 were $77,435 and $75,627, respectively, of which $63,174 and $62,331, respectively, were paid to the Related Company.

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

The Company’s compensation committee will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary amounts need to be made and may also award these officers with annual bonuses.  Pursuant to the agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during their employment with the Company and for one year following termination.  If the agreement is terminated other than for cause, the officer would be entitled to any and all base salary, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. The officer would also be entitled to receive an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who accounted for 12% and 13% of net sales for the three months ended February 29, 2016 and one customer who accounted for 23% of net sales for the three months ended February 28, 2015.  The Company had no customers who accounted for 10% of accounts receivable at February 29, 2016 and one customer who accounted for 10% of accounts receivable at November 30, 2015.

NOTE K- MAJOR SUPPLIERS

During the three months ended February 29, 2016 and February 28, 2015 there was one foreign supplier accounting for 54% and 50% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the three months ended February 29, 2016, the Company purchased 56% of its products from Taiwan, 14% from Hong Kong, 30% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 29,	February 28,
	2016	2015

Canada	1,099,473	613,790
China	1,176,748	1,099,755
Other Asian Countries	174,096	227,727
South America	84,059	83,096
Europe	78,250	273,779

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

In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading "Risk Factors" in our Annual Report on Form 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements for events or circumstances occurring after the date of the filing of this report.

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $67,554 and $60,814 for the three months ended February 29, 2016 and February 28, 2015 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have a design engineer on our staff with more than thirty years of experience with these types of products, who works with our suppliers on such redesigns. We are continually looking to expand the line of products that we sell. In 2015, we hired a junior engineer to assist with the introduction of a new micro controller product line. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global capabilities and services to its customer base.

The electronic components industry has changed from one of strong demand to one of reduced demand. This reduced demand can be attributed to a slowdown in global growth as well as a slowdown in the forecast of retail sales in North America. Management expects 2016 to continue with the reduced demand for components that the Company experienced in 2015. Due to this worldwide reduction in demand, the Company expects to feel the effects of potentially reduced demand for its products.

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

Results of Operations

Consolidated net sales for the three months ended February 29, 2016 decreased by $643,614 or 9.3%, to $6,316,011 as compared to net sales of $6,959,625 for the three months ended February 28, 2015.  We attribute the decrease in net sales to the market demand being in a downward trend due to adverse market conditions in China and Europe. We also attribute the decrease to certain of the Company’s customers having a weak quarter. The Company expects this market condition to continue through the second quarter.

Our gross profit for the three months ended February 29, 2016 decreased by $188,948 to $1,656,012, or 10.2%, as compared to $1,844,960 for the three months ended February 28, 2015.  Gross margin as a percentage of net sales decreased to 26.2% for the three months ended February 29, 2016 compared to 26.5% for the three months ended February 28, 2015. The Company attributes the decrease in gross profit to the decrease in sales volume as well as the mix of products sold to certain customers in the three months ended February 29, 2016. Profit margins have decreased as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and does not affect such customers’ existing orders. This obligation can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of the subcontractor customers.

Selling and shipping expenses for the three months ended February 29, 2016 was $525,846, a decrease of $23,716, or 4.3%, as compared to $549,562 for the three months ended February 28, 2015. We attribute the decrease to decreases in commission expenses, advertising, and freight expenses and partially offset by increases in salaries for our salespersons, travel and entertainment expenses and auto expenses.

General and administrative expenses for the three months ended February 29, 2016 was $998,902, a decrease of $5,828, or less than 1%, as compared to $1,004,730 for the three months ended February 28, 2015. We attribute the decrease to decreases in salaries, utilities, professional fee expenses and consulting expenses and partially offset by the hiring of additional employees and increased costs of both health and general insurance, promotional expenses, temporary help expenses and public company expenses.

Depreciation expense for the three months ended February 29, 2016 was $7,816, a decrease of $707 or 8.3%, as compared to $8,523 for the three months ended February 28, 2015.  We attribute the decrease to certain assets becoming fully depreciated during the fiscal year ended November 30, 2015.

Investment income for the three months ended February 29, 2016 was $1,325, compared to $1,997 for the three months ended February 29, 2015. We attribute the decrease of $672, or 33.7%, to lower interest rates in the Company’s money market accounts during the fiscal year ended November 30, 2015.

Income taxes for the three months ended February 29, 2016 was $30,302, a decrease of $53,523 or 63.9% as compared to income taxes of $83,825 for the three months ended February 28, 2015. The decrease is a result of management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 29, 2016 was $94,471, compared to net income of $200,317 for the three months ended February 28, 2015.

Liquidity and Capital Resources

As of February 29, 2016 we had cash of $7,083,622, and working capital of $11,262,141. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 29, 2016, we had net cash flow used in operating activities of $(83,975), as compared to net cash flow from operating activities of $158,300 for the three months ended February 28, 2015. We attribute the decrease in cash flow from operating activities to decreases in net income, accounts payable and accrued expenses and partially offset by decreases in accounts receivable and inventory.

We had net cash flow used in investing activities of $(1,520) for the three months ended February 29, 2016, as compared to net cash flow used in investing activities of $(32,847) for the three months ended February 28, 2015. We attribute the decrease to the Company purchasing less new equipment during the three months ended February 29, 2016.

We had net cash flow provided by financing activities of $0 for the three months ended February 29, 2016, as compared to net cash flow provided by financing activities of $6,250 for the three months ended February 28, 2015. We attribute the decrease to a non-executive board member exercising an option and acquiring 25,000 shares of common stock in the three months ended February 28, 2015.

As a result of the foregoing, the Company had a net decrease in cash of $85,496 for the three months ended February 29, 2016, as compared to a net increase in cash of $131,703 for the three months ended February 28, 2015.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock if permitted by our governing documents and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities. In November 2015, our board of directors authorized a program to repurchase up to $500,000 of our common stock. We have not repurchased any shares to date pursuant to such authority.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 29, 2016:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$648,819	191,226	364,501	93,092	-

Total obligations	$648,819	$191,226	$364,501	$93,092	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2016 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 29, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases

Share repurchase activity during the three months ended February 29, 2016 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)

December 1, 2015 to December 31, 2015:	-	-	-	$500,000
January 1, 2016 to January 31, 2016:	-	-	-	$500,000
February 1, 2016 to February 29, 2016:	-	-	-	$500,000

Total				$500,000

(1)	In November 2015, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated By-Laws of Surge Components, Inc. (filed as exhibit 3.1 to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.1	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit 10.1 to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.2	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit 10.2 to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 14, 2016	By:	/s/ Ira Levy
Name: Ira Levy
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)