Form 10-Q
period 2016-05-31
SURGE COMPONENTS INC
filed 2016-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2016

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

As of July 15, 2016, there were 10,091,353 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2016	November 30, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$7,234,406	$7,169,118
Accounts receivable - net of allowance for doubtful accounts of $143,093 and $127,531	4,200,038	4,693,749
Inventory, net	3,493,977	3,199,463
Prepaid expenses and income taxes	161,226	131,522
Deferred income taxes	337,324	249,533

Total current assets	15,426,971	15,443,385

Fixed assets – net of accumulated depreciation and amortization of $2,169,814 and $2,154,182	90,627	104,738

Deferred income taxes	674,648	748,597
Other assets	13,384	13,384

Total assets	$16,205,630	$16,310,104

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2016	November 30, 2015
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,384,562	$3,261,763

Accrued expenses and taxes	542,091	572,487
Accrued salaries	274,042	528,957

Total current liabilities	4,200,695	4,363,207

Deferred rent	41,245	41,955

Total liabilities	4,241,940	4,405,162

Commitments and contingencies

Shareholders' equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Common stock - $.001 par value stock, 75,000,000 shares authorized, 10,095,453 and 9,999,125 shares issued and outstanding	10,096	9,999
Additional paid-in capital	23,601,708	23,529,729
Accumulated deficit	(11,648,124)	(11,634,796)

Total shareholders' equity	11,963,690	11,904,942

Total liabilities and shareholders' equity	$16,205,630	$16,310,104

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2016	2015	2016	2015
Net sales	$13,396,453	$14,078,890	$7,080,442	$7,119,265

Cost of goods sold	10,104,591	10,372,989	5,444,592	5,258,324

Gross profit	3,291,862	3,705,901	1,635,850	1,860,941

Operating expenses:
Selling and shipping expenses	1,191,146	1,167,070	665,300	617,508
General and administrative expenses	2,088,975	1,962,472	1,090,073	957,742
Depreciation and amortization	15,632	17,480	7,816	8,957

Total operating expenses	3,295,753	3,147,022	1,763,189	1,584,207

Loss (income) before other income (expense) and income taxes	(3,891)	558,879	(127,339)	276,734

Other income

Investment income	4,083	4,305	2,758	2,308

Other income	4,083	4,305	2,758	2,308

Loss (income) before income taxes	192	563,184	(124,581)	279,042

Income taxes	13,520	140,183	(16,782)	56,358

Net loss (income)	(13,328)	423,001	(107,799)	222,684
Dividends on preferred stock	2,500	5,425	—	—

Net loss (income) available to common shareholders	$(15,828)	$417,576	$(107,799)	$222,684

Net loss (income) per share available to common shareholders:

Basic	$.00	$.04	$(.01)	$.02
Diluted	$.00	$.04	$(.01)	$.02

Weighted Shares Outstanding:
Basic	10,002,065	9,290,532	10,004,964	9,485,943
Diluted	10,002,065	9,458,841	10,004,964	9,654,251

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income)	$(13,328)	$423,001
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation and amortization	15,632	17,480
Stock compensation expense	74,363	72,167
Deferred income taxes	(13,842)	130,982
Allowance for doubtful accounts	15,562	16,883

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	478,149	(65,685)
Inventory	(294,514)	(458,201)
Prepaid expenses and income taxes	(29,704)	27,425
Other assets	-	-
Accounts payable	122,799	804,704
Deferred rent	(710)	976
Accrued expenses	(285,311)	(393,921)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	69,096	575,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,521)	(54,826)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,521)	(54,826)

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(unaudited)

(Continued)

	Six Months Ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases of common stock	$(2,287)	$-
Proceeds from exercising stock options	-	143,750

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,287)	143,750

NET CHANGE IN CASH	65,288	664,735

CASH AT BEGINNING OF PERIOD	7,169,118	6,174,561

CASH AT END OF PERIOD	$7,234,406	$6,839,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$34,865	$8,978

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$5,425
Payment of accrued interest through issuance of common stock	$-	$102,399

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2016 and May 31, 2015 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,783,000 and $1,727,000 for the six months ended May 31, 2016 and May 31, 2015 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $177,963 and $113,998 for the six months ended May 31, 2016 and May 31, 2015 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $3,946,000 and $4,680,000 for the six months ended May 31, 2016 and May 31, 2015 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2016 approximated $1,536,000. The Company, at May 31, 2016, has a reserve against slow moving and obsolete inventory of $313,000. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At May 31, 2016 and November 30, 2015, the Company's uninsured cash balances totaled approximately $4,006,000 and $3,989,000, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2016 and May 31, 2015.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $3,465 and $4,926 for the six months ended May 31, 2016 and May 31, 2015 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. The Company had a net loss for the six and three months ended May 31, 2016 and accordingly, potential dilutive common shares have been excluded from this calculation as the effect would be anti-dilutive. The number of potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2016 and May 31, 2015 totaled 635,438 and 390,130, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2016	2015

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	956,637	956,637
Computer Equipment	975,833	974,312
Less-Accumulated Depreciation	(2,169,814)	(2,154,182)
Net Fixed Assets	$90,627	$104,738

Depreciation and amortization expense for the six months ended May 31, 2016 and May 31, 2015 was $15,632 and $17,480, respectively.

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2016	2015

Commissions	$231,271	$276,724
Preferred Stock Dividends	126,569	124,069
Other accrued expenses	184,251	171,694
	$542,091	$572,487

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,092,000 at November 30, 2015. Pension expense for the six months ended May 31, 2016 and May 31, 2015 was $1,193 and $1,613, respectively.

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

Dividends aggregating $126,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2015.  The Company has accrued these dividends.  At May 31, 2016, there are 10,000 shares of Series C Preferred issued and outstanding.

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

Activity in the 2010 Stock Plan for the quarter ended May 31, 2016 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2015	535,438	$0.85
Options issued in the six months ended May 31, 2016	-	$-
Options exercised in the six months ended May 31, 2016	-	$-
Options cancelled in the six months ended May 31, 2016	-	$-
Options outstanding at May 31, 2016	535,438	$0.85

Options exercisable at May 31, 2016	535,438	$.085

[3] 2015 Incentive Stock Plan

In November 2015, the Company adopted, and its shareholders ratified, the 2015 Incentive Stock Plan (“2015 Stock Plan”). The 2015 Stock Plan provides for the grant of awards to officers, employees, directors or consultants to the Company to purchase up to an aggregate of 1,500,000 shares of common stock.

In April 2016, the Company awarded one employee director 67,901 shares of its common stock and another employee director 31,250 shares of its common stock from the 2015 Incentive Stock Plan as part of their 2015 bonus. The Company recorded a cost of $74,363 relating to the issuance of these shares.

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

In April 2016, the Company awarded one employee director 67,901 shares of its common stock and another employee director 31,250 shares of its common stock from the 2015 Incentive Stock Plan as part of their 2015 bonus. The Company recorded a cost of $74,363 relating to the issuance of these shares.

The intrinsic value of the exercisable options at May 31, 2016 totaled $12,000.  At May 31, 2016, the weighted average remaining life of the stock options is 2.19 years.  At May 31, 2016, there was no unrecognized compensation cost related to the stock options granted under the Company’s incentive plans.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. Pursuant to such authority and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of May 31, 2016 a total of 2,823 shares have been repurchased.

[5] Compensation of Directors

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2016	2015
Deferred Tax Assets
Net operating loss	$4,103,641	$4,095,388
Allowance for bad debts	44,286	39,296
Inventory	62,409	100,017
Deferred Rent	16,474	16,756
Depreciation	154,941	156,272
Total deferred tax assets	4,381,751	4,407,729
Valuation allowance	(3,369,779)	(3,409,599)

Deferred Tax Assets	$1,011,972	$998,130

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $40,000 during the six months ended May 31, 2016.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Six Months Ended
	May 31, 2016	May 31, 2015

Current:
Federal	$--	$4,627
States	27,362	4,574

	27,362	9,201
Deferred:
Federal	(10,935)	106,724
States	(2,907)	24,258

	(13,842)	130,982

Provision for income taxes	$13,520	$140,183

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $10,202,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Six Months Ended
	May 31,	May 31,
	2016	2015

U.S Federal Income tax statutory rate	*	34%
Valuation allowance	*	14%
State income taxes	*	5%
Other	-	-
Effective tax rate	*	25%

* Due to the amount of the net income (loss), the presentation of the reconciliation of the effective rate is not meaningful.

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

The Company’s future minimum rental commitments at May 31, 2016 are as follows:

Twelve Months Ended May 31,
2017	$236,247
2018	$186,213
2019	$184,968
2020	$62,061

$669,489

Net rental expense for the six months ended May 31, 2016 and May 31, 2015 were $155,269 and $151,254, respectively, of which $126,348 and $124,662, respectively, were paid to the Related Company.

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

The Company’s compensation committee will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary amounts need to be made and may also award these officers with annual bonuses.  Pursuant to the agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during their employment with the Company and for one year following termination.  If the agreement is terminated other than for cause, the officer would be entitled to any and all base salary earned through the date of termination, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. The officer would also be entitled to receive an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

NOTE J– MAJOR CUSTOMERS

The Company had two customers who accounted for 12% and 13% of net sales for the six months ended May 31, 2016 and one customer who accounted for 27% of net sales for the six months ended May 31, 2015.  The Company had no customers who accounted for 10% of accounts receivable at May 31, 2016 and one customer who accounted for 10% of accounts receivable at November 30, 2015.

NOTE K- MAJOR SUPPLIERS

During the six months ended May 31, 2016 and May 31, 2015 there was one foreign supplier accounting for 51% and 62% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the six months ended May 31, 2016, the Company purchased 54% of its products from Taiwan, 15% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2016	2015

Canada	2,140,443	1,493,805
China	2,783,371	2,414,607
Other Asian Countries	411,617	573,083
South America	150,220	215,084
Europe	216,839	590,768

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $177,963 and $113,998 for the six months ended May 31, 2016 and May 31, 2015, respectively.

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

The electronic components industry has changed from one of strong demand to one of reduced demand. This reduced demand can be attributed to a slowdown in global growth as well as a slowdown in the forecast of retail sales in North America. Management expects 2016 to continue with the reduced demand for components that the Company experienced in 2015. Due to this worldwide reduction in demand, the Company may be impacted by the effects of potentially reduced demand for its products throughout 2016.

In order to help increase sales, the Company hired 2 new salespersons and one new engineering employee during the six and three months ended May 31, 2016, which increased our salaries and related costs by approximately $206,000 and $117,000 for the six and three months ended May 31, 2016. While the Company incurred operational expenses for these employees during the six and three months ended May 31, 2016, the Company expects an increase in sales resulting from these new employees beginning in the first quarter of Fiscal 2017.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $35,000.

Because of the experience of the Company’s management, including Ira Levy and Steven Lubman, the Company believes that it knows the best prices to buy the products it sells and as a result the Company generally waives rights to manufacturers' inventory protection agreements (including price protection and inventory return rights), and thereby bears the risk of increases in the prices charged by manufacturers and decreases in the prices of products held in the Company’s inventory or covered by purchase commitments. If prices of components which the Company holds in inventory decline, or if new technology is developed that displaces products that the Company sells, the business could be materially adversely affected. These changes can potentially increase due to general economic conditions and customer-specific business conditions. If the Company’s customers experience these changes, the business could be adversely affected.

Income Taxes

We have made a number of estimates and assumptions relating to the reporting of a deferred income tax asset to prepare our financial statements in accordance with generally accepted accounting principles. These estimates have a significant impact on our valuation allowance relating to deferred income taxes. Our estimates could materially impact the financial statements.

Results of Operations

Consolidated net sales for the six months ended May 31, 2016 decreased by $682,437, or 4.8%, to $13,396,453, as compared to net sales of $14,078,890 for the six months ended May 31, 2015.  Consolidated net sales for the three months ended May 31, 2016 decreased by $38,823, or less than 1%, to $7,080,442, as compared to net sales of $7,119,265 for the three months ended May 31, 2015. We attribute the decrease to certain of the Company’s customers experiencing a downturn in their business and to one of the Company’s larger customers designing one new product model that does not include the Company’s product in its design. We also attribute the decrease in net sales to a downward trend in market demand for our products due to adverse market conditions in China and Europe, reducing these customers demands for their products in these two markets. Even with this lower demand in the China consumer market, certain of our customers in China are doing well, resulting in an increase in sales to China for the six months ended May 31, 2016. The Company expects these market conditions to continue through the fourth quarter of 2016.

Our gross profit for the six months ended May 31, 2016 decreased by $414,039 to $3,291,862, or 11.2%, as compared to $3,705,901 for the six months ended May 31, 2015.  Gross margin as a percentage of net sales decreased to 24.6% for the six months ended May 31, 2016 compared to 26.3% for the six months ended May 31, 2015. Gross profit for the three months ended May 31, 2016 decreased by $225,091 to $1,635,850, or 12.1%, as compared to $1,860,941 for the three months ended May 31, 2015.  Gross margin as a percentage of net sales decreased to 23.1% for the three months ended May 31, 2016 compared to 26.1% for the three months ended May 31, 2015. The Company attributes the decrease in gross profit to the decrease in sales volume as well as the mix of products sold to certain customers in the six and three months ended May 31, 2016. Profit margins have also been negatively impacted because of a return of inventory by one of our distributor customers, resulting in an increase in our reserve for obsolete inventory. While this practice is allowed under the terms of our contract with the distributor, it has been used infrequently. Profit margins have also been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and does not affect existing orders. These reductions can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the six months ended May 31, 2016 was $1,191,146, an increase of $24,076, or 2.1%, as compared to $1,167,070 for the six months ended May 31, 2015. Selling and shipping expenses for the three months ended May 31, 2016 was $665,300, an increase of $47,792, or 7.7%, as compared to $617,508 for the three months ended May 31, 2015. We attribute the increase to hiring additional salespeople to grow the business, travel and entertainment expenses and auto expenses and partially offset by decreases in commission expenses, advertising, freight out and shipping expenses.

General and administrative expenses for the six months ended May 31, 2016 was $2,088,975, an increase of $126,503, or 6.4%, as compared to $1,962,472 for the six months ended May 31, 2015. General and administrative expenses for the three months ended May 31, 2016 was $1,090,073, an increase of $132,331, or 13.8%, as compared to $957,742 for the three months ended May 31, 2015. We attribute the increase to the hiring of additional employees to grow the business and increased costs of both health and general insurance, promotional expenses, consulting and rent expenses, stock compensation and public company expenses and partially offset by decreases in professional fees and utilities expenses.

Depreciation expense for the six months ended May 31, 2016 was $15,632, a decrease of $1,848 or 10.6%, as compared to $17,480, for the six months ended May 31, 2015.  Depreciation expense for the three months ended May 31, 2016 was $7,816, a decrease of $1,141, or 12.7%, as compared to $8,957 for the three months ended May 31, 2015. We attribute the decrease to certain assets becoming fully depreciated during the fiscal year ended November 30, 2015.

Investment income for the six months ended May 31, 2016 was $4,083, a decrease of $222 or 5.2%, compared to $4,305 for the six months ended May 31, 2015. Investment income for the three months ended May 31, 2016 was $2,758, an increase of $450, or 19.5%, compared to $2,308 for the three months ended May 31, 2015. We attribute the decrease to lower interest rates in the Company’s money market accounts during the six months ended May 31, 2016. The Company moved certain money market accounts to higher interest rate accounts in the second quarter resulting in the increase in investment income during the three months ended May 31, 2016.

Income taxes for the six months ended May 31, 2016 was $13,520, a decrease of $126,663, or 90.4% as compared to income taxes of $140,183 for the six months ended May 31, 2015. Income taxes for the three months ended May 31, 2016 was $16,782, a decrease of $73,140 or 129.8%, as compared to income taxes of $56,358 for the three months ended May 31, 2015. The decrease is a result of a net loss during the six months ended May 31, 2016 and the related reduction in estimated federal and state taxes based on income as well as management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net loss for the six months ended May 31, 2016 was $(13,328), compared to net income of $423,001 for the six months ended May 31, 2015. The net loss for the three months ended May 31, 2016 was $(107,799), compared to net income of $222,684 for the three months ended May 31, 2015.

Liquidity and Capital Resources

As of May 31, 2016 we had cash of $7,234,406, and working capital of $11,226,276. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2016, we had net cash flow provided by operating activities of $69,096, as compared to net cash flow provided by operating activities of $575,811 for the six months ended May 31, 2015. We attribute the decrease in cash flow provided by operating activities to decreases in net income, prepaid expenses and accounts payable and changes in inventory, and deferred income taxes as partially offset by decreases in accrued expenses and increases in accounts receivable.

We had net cash flow used in investing activities of $(1,520) for the six months ended May 31, 2016, as compared to net cash flow used in investing activities of $(54,826) for the six months ended May 31, 2015. We attribute the decrease in net cash flow used in operating activities to the Company purchasing less new equipment during the six months ended May 31, 2016.

We had net cash flow used in financing activities of $(2,287) for the six months ended May 31, 2016, as compared to net cash flow provided by financing activities of $143,750 for the six months ended May 31, 2015. We attribute the decrease to the exercise of stock options to acquire 575,000 shares of common stock in the six months ended May 31, 2015.

As a result of the foregoing, the Company had a net increase in cash of $65,288 for the six months ended May 31, 2016, as compared to a net increase in cash of $664,735 for the six months ended May 31, 2015.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business by hiring new salespeople and other employees to help grow the business and repurchasing our common stock while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities. In November 2015, our board of directors authorized a program to repurchase up to $500,000 of our common stock. Pursuant to such authority and pursuant to Rule 10b-18 under the Exchange Act, we repurchased a total of 2,823 shares for $2,255 during the three months ended May 31, 2016

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2016:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$669,489	236,247	371,181	62,061	-

Total obligations	$669,489	$236,247	$371,181	$62,061	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2016 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases

Share repurchase activity during the three months ended May 31, 2016 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)

March 1, 2016 to March 31, 2016:	-	-	-	$500,000
April 1, 2016 to April 30, 2016:	800	$0.76	800	$499,392
May 1, 2016 to May 31, 2016:	2,023	$0.814	2,023	$497,745

Total				$497,745

(1)	In November 2015, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions pursuant to Rule 10b-18 under the Exchange Act, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SURGE COMPONENTS, INC.

Date: July 15, 2016	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

