Form 10-Q
period 2016-08-31
SURGE COMPONENTS INC
filed 2016-09-26
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2016

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

As of September 16, 2016 there were 10,059,003 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2016	November 30, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$6,959,277	$7,169,118
Accounts receivable - net of allowance for doubtful accounts of $151,535 and $127,531	5,579,124	4,693,749
Inventory, net	3,333,357	3,199,463
Prepaid expenses and income taxes	163,110	131,522
Deferred income taxes	309,142	249,533

Total current assets	16,344,010	15,443,385

Fixed assets – net of accumulated depreciation and amortization of $2,177,630 and $2,154,182	82,811	104,738

Deferred income taxes	618,284	748,597
Other assets	13,384	13,384

Total assets	$17,058,489	$16,310,104

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31, 2016	November 30, 2015
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,784,103	$3,261,763

Accrued expenses and taxes	537,959	572,487
Accrued salaries	363,137	528,957

Total current liabilities	4,685,199	4,363,207

Deferred rent	40,891	41,955

Total liabilities	4,726,090	4,405,162

Commitments and contingencies

Shareholders' equity:
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable,convertible, and a liquidation preference of $5 per share	10	10
Common stock - $.001 par value stock, 75,000,000 shares authorized, 10,068,603 and 9,999,125 shares issued and outstanding	10,068	9,999
Additional paid-in capital	23,581,044	23,529,729
Accumulated deficit	(11,258,723)	(11,634,796)

Total shareholders' equity	12,332,399	11,904,942

Total liabilities and shareholders' equity	$17,058,489	$16,310,104

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015
Net sales	$21,639,650	$22,428,219	$8,243,197	$8,349,329

Cost of goods sold	16,209,408	16,715,614	6,104,817	6,342,625

Gross profit	5,430,242	5,712,605	2,138,380	2,006,704

Operating expenses:
Selling and shipping expenses	1,848,239	1,758,278	657,093	591,208
General and administrative expenses	3,092,754	2,910,599	1,003,779	948,127
Depreciation and amortization	23,448	27,319	7,816	9,839

Total operating expenses	4,964,441	4,696,196	1,668,688	1,549,174

Income before other income (expense) and income taxes	465,801	1,016,409	469,692	457,530

Other income

Investment income	6,385	6,610	2,303	2,305

Other income	6,385	6,610	2,303	2,305

Income before income taxes	472,186	1,023,019	471,995	459,835

Income taxes	93,588	228,383	80,067	88,200

Net income	378,598	794,636	391,928	371,635
Dividends on preferred stock	7,500	7,500	2,500	2,500

Net income available to common shareholders	$371,098	$787,136	$389,428	$369,135

Net income per share available to common shareholders:

Basic	$.04	$.08	$.04	$.04
Diluted	$.04	$.08	$.04	$.04

Weighted Shares Outstanding:
Basic	10,031,192	9,522,782	10,089,131	9,982,384
Diluted	10,147,640	9,642,124	10,205,579	10,101,576

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2016	August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$378,598	$794,636
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	23,448	27,319
Stock compensation expense	74,363	92,080
Deferred income taxes	70,704	173,083
Allowance for doubtful accounts	24,004	25,324

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(909,379)	(656,432)
Inventory	(133,894)	(67,637)
Prepaid expenses and income taxes	(31,588)	1,947
Other assets	-	(1,732)
Accounts payable	522,339	94,124
Deferred rent	(1,064)	1,465
Accrued expenses	(202,846)	(313,301)

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(185,315)	170,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,520)	(57,580)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,520)	(57,580)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended
	August 31, 2016	August 31, 2015
CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases of common stock	$(23,006)	$-
Proceeds from exercising stock options	-	143,750

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,006)	143,750

NET CHANGE IN CASH	(209,841)	257,046

CASH AT BEGINNING OF PERIOD	7,169,118	6,174,561

CASH AT END OF PERIOD	$6,959,277	$6,431,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$34,865	$19,447

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$7,500	$7,500
Payment of accrued interest through issuance of common stock	$-	$102,399

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2016 and August 31, 2015 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,885,000 and $3,202,000 for the nine months ended August 31, 2016 and August 31, 2015 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $301,396 and $216,181 for the nine months ended August 31, 2016 and August 31, 2015 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $6,434,000 and $5,761,000 for the nine months ended August 31, 2016 and August 31, 2015 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2016 approximated $1,639,000. The Company, at August 31, 2016, has a reserve against slow moving and obsolete inventory of $374,000. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At August 31, 2016 and November 30, 2015, the Company's uninsured cash balances totaled approximately $3,778,918 and $3,989,000, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2012, and state tax examinations for years before fiscal years ending November 30, 2011. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2016 and August 31, 2015.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $4,991 and $6,791 for the nine months ended August 31, 2016 and August 31, 2015 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock.  The number of potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2016 and August 31, 2015 totaled 518,991 and 517,096, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2016	2015

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	956,637	956,637
Computer Equipment	975,833	974,312
Less-Accumulated Depreciation	(2,177,630)	(2,154,182)
Net Fixed Assets	$82,811	$104,738

Depreciation and amortization expense for the nine months ended August 31, 2016 and August 31, 2015 was $23,448 and $27,319, respectively.

NOTE D – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2016	2015

Commissions	$267,198	$276,724
Preferred Stock Dividends	129,069	124,069
Other accrued expenses	141,692	171,694
	$537,959	$572,487

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,092,000 at November 30, 2015. Pension expense for the nine months ended August 31, 2016 and August 31, 2015 was $1,535 and $2,941, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). As of August 31, 2016, none of the Series A preferred stock was outstanding.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). As of August 31, 2016, none of the Series B Preferred Stock was outstanding.

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

Dividends aggregating $129,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2016.  The Company has accrued these dividends.  At August 31, 2016, there are 10,000 shares of Series C Preferred issued and outstanding.

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

Activity in the 2010 Stock Plan for the nine months ended August 31, 2016 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2015	535,438	$0.85
Options issued in the nine months ended August 31, 2016	-	$-
Options exercised in the nine months ended August 31, 2016	-	$-
Options cancelled in the nine months ended August 31, 2016	-	$-
Options outstanding at August 31, 2016	535,438	$0.85

Options exercisable at August 31, 2016	535,438	$0.85

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

The intrinsic value of the exercisable options at August 31, 2016 totaled $13,000.  At August 31, 2016, the weighted average remaining life of the stock options is 1.99 years.  At August 31, 2016, there was no unrecognized compensation cost related to the stock options granted under the Company’s incentive plans.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. Pursuant to such authority and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of August 31, 2016 a total of 29,673 shares have been repurchased.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2016	2015
Deferred Tax Assets:
Net operating loss	$4,110,035	$4,095,388
Allowance for bad debts	46,781	39,296
Inventory	62,409	100,017
Deferred Rent	16,332	16,756
Depreciation	154,126	156,272
Total deferred tax assets	4,389,683	4,407,729
Valuation allowance	(3,462,257)	(3,409,599)

Total	$927,426	$998,130

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $53,000 during the nine months ended August 31, 2016.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company's income tax expense consists of the following:

	Nine Months Ended
	August 31, 2016	August 31, 2015

Current:
Federal	$5,217	$15,751
States	17,667	39,549

	22,884	55,300
Deferred:
Federal	54,796	134,139
States	15,908	38,944

	70,704	173,083

Provision for income taxes	$93,588	$228,383

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $10,290,000for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

	Nine Months Ended
	August 31,	August 31,
	2016	2015

U.S Federal Income tax statutory rate	34%	34%
Valuation allowance	(22)%	(20)%
State income taxes	8%	8%
Other	-	-
Effective tax rate	20%	22%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – RENTAL COMMITMENTS

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

The Company’s future minimum rental commitments at August 31, 2016 are as follows:

Twelve Months Ended August 31,
2017	$237,124
2018	$182,236
2019	$185,880
2020	$15,515

$620,755

Net rental expense for the nine months ended August 31, 2016 and August 31, 2015 were $233,504 and $228,688, respectively, of which $189,522 and $186,992, respectively, were paid to the Related Company.

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

NOTE J – MAJOR CUSTOMERS

The Company had two customers who accounted for 12% and 11% of net sales for the nine months ended August 31, 2016 and one customer who accounted for 18% of net sales for the nine months ended August 31, 2015.  The Company had one customer who accounted for 12% of accounts receivable at August 31, 2016 and one customer who accounted for 12% of accounts receivable at November 30, 2015.

NOTE K – MAJOR SUPPLIERS

During the nine months ended August 31, 2016 and August 31, 2015 there was one foreign supplier accounting for 51% and 58% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2016, the Company purchased 54% of its products from Taiwan, 14% from Hong Kong, 31% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2016	2015

Canada	3,397,316	2,511,170
China	4,597,904	4,376,841
Other Asian Countries	993,521	806,467
South America	235,960	345,969
Europe	314,814	840,700

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $301,396 and $216,181 for the nine months ended August 31, 2016 and August 31, 2015, respectively.

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

In order to help increase sales, the Company hired 2 new salespersons and one new engineering employee during the nine months ended August 31, 2016, which increased our salaries and related costs by approximately $258,000 for the nine months ended August 31, 2016. While the Company incurred operational expenses for these employees during the nine months ended August 31, 2016, the Company expects an increase in sales resulting from these new employees beginning in the second quarter of Fiscal 2017.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2016 decreased by $788,569, or 3.5%, to $21,639,650, as compared to net sales of $22,428,219 for the nine months ended August 31, 2015.  Consolidated net sales for the three months ended August 31, 2016 decreased by $106,132, or 1.3%, to $8,243,197, as compared to net sales of $8,349,329 for the three months ended August 31, 2015. We attribute the decrease to certain of the Company’s customers experiencing a downturn in their business and to one of the Company’s larger customers designing one new product model that does not include the Company’s product in its design. We also attribute the decrease in net sales to a downward trend in market demand for our products due to adverse market conditions in certain areas of the world, reducing these customers’ demand for their products. However, many of our other customers are doing well, which has resulted in an increase in sales to China, Canada and other areas of Asia for the nine months ended August 31, 2016. The Company expects these current market conditions to continue through the fourth quarter of 2016. The decrease in sales is offset by an increase in commission revenue for the nine months ended August 31, 2016.

Our gross profit for the nine months ended August 31, 2016 decreased by $282,363 or 4.9%, to $5,430,241, as compared to $5,712,605 for the nine months ended August 31, 2015.  Gross margin as a percentage of net sales decreased to 25.1% for the nine months ended August 31, 2016 compared to 25.5% for the nine months ended August 31, 2015. The Company attributes the decrease in gross profit to the decrease in sales volume as well as the mix of lower margin products sold to certain customers in the nine months ended August 31, 2016. Profit margins have also been negatively impacted because of a return of inventory by one of our distributor customers, resulting in an increase in our reserve for obsolete inventory. While this practice is allowed under the terms of our contract with the distributor, it has been used infrequently. Gross profit for the three months ended August 31, 2016 increased by $131,676, or 6.6%, to $2,138,380 as compared to $2,006,704 for the three months ended August 31, 2015.  Gross margin as a percentage of net sales increased to 25.9% for the three months ended August 31, 2016 compared to 24.0% for the three months ended August 31, 2015. The Company attributed the increase in gross profit margin and percentage to sales in the three months ended August 31, 2016 primarily to the Company’s focus on seeking higher-margin business, which yielded a new customer who purchased products with a higher profit margin, and to enhanced commission revenue. Profit margins have also been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and does not affect existing orders. These reductions can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the nine months ended August 31, 2016 was $1,848,239, an increase of $89,961, or 5.1%, as compared to $1,758,278 for the nine months ended August 31, 2015. Selling and shipping expenses for the three months ended August 31, 2016 was $657,093, an increase of $65,885, or 11.1%, as compared to $591,208 for the three months ended August 31, 2015. We attribute the increase to hiring additional salespeople to grow the business, travel and entertainment expenses and auto expenses and partially offset by decreases in commission expenses, advertising, freight out and shipping expenses. Additionally, we attribute the increase for the three months ended August 31, 2016 to an increase in commission expenses.

General and administrative expenses for the nine months ended August 31, 2016 was $3,092,754, an increase of $182,155, or 6.3%, as compared to $2,910,599 for the nine months ended August 31, 2015. General and administrative expenses for the three months ended August 31, 2016 was $1,003,779, an increase of $55,652, or 5.9%, as compared to $948,127 for the three months ended August 31, 2015. We attribute the increase to the hiring of additional employees to grow the business and increased costs of health insurance, computer expenses and professional fees and partially offset by decreases in general insurance, consulting expenses and directors fees for the nine months ended August 31, 2016. Additionally, we attribute the increase for the three months ended August 31, 2016 an increase in professional fees.

Depreciation expense for the nine months ended August 31, 2016 was $23,448, a decrease of $3,871 or 14.2%, as compared to $27,319, for the nine months ended August 31, 2015.  Depreciation expense for the three months ended August 31, 2016 was $7,816, a decrease of $2,023, or 20.6%, as compared to $9,839 for the three months ended August 31, 2015. We attribute the decrease to certain assets becoming fully depreciated during the fiscal year ended November 30, 2015.

Investment income for the nine months ended August 31, 2016 was $6,385, a decrease of $225 or 3.4%, compared to $6,610 for the nine months ended August 31, 2015. Investment income for the three months ended August 31, 2016 was $2,303, a decrease of $2, or less than 1%, compared to $2,305 for the three months ended August 31, 2015. Investment income remained relatively unchanged during the nine and three months ended August 31, 2016 as compared to the nine and three months ended August 31, 2015.

Income taxes for the nine months ended August 31, 2016 was $93,588, a decrease of $134,795, or 59% as compared to income taxes of $228,383 for the nine months ended August 31, 2015. Income taxes for the three months ended August 31, 2016 was $80,067, a decrease of $8,133 or 9.2%, as compared to income taxes of $88,200 for the three months ended August 31, 2015. The decrease is a result of a decrease in net income during the nine months ended August 31, 2016 and the related change in estimated federal and state taxes based on income as well as management’s revised estimate of future taxable income and the related impact on the reported deferred tax. This change in the valuation allowance is based on management’s estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2016 was $378,598, compared to net income of $794,636 for the nine months ended August 31, 2015. The net income for the three months ended August 31, 2016 was $391,928 compared to net income of $371,635 for the three months ended August 31, 2015.

Liquidity and Capital Resources

As of August 31, 2016 we had cash of $6,959,277 and working capital of $11,658,811. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2016, we had net cash flow used in operating activities of $185,315, as compared to net cash flow provided by operating activities of $170,876 for the nine months ended August 31, 2015. We attribute the decrease in cash flow provided by operating activities in the nine months ended August 31, 2016 to decreases in net income, increases in accounts receivable, prepaid expenses and inventory, as partially offset by decreases in deferred income taxes and, a smaller decrease in accrued expenses and an increase in accounts payable.

We had net cash flow used in investing activities of $(1,520) for the nine months ended August 31, 2016, as compared to net cash flow used in investing activities of $(57,580) for the nine months ended August 31, 2015. We attribute the decrease in net cash flow used in operating activities to the Company purchasing less new equipment during the nine months ended August 31, 2016.

We had net cash flow used in financing activities of $(23,006) for the nine months ended August 31, 2016, as compared to net cash flow provided by financing activities of $143,750 for the nine months ended August 31, 2015. We attribute the decrease to the exercise of stock options to acquire 575,000 shares of common stock in the nine months ended August 31, 2015 and offset by the Company’s stock buyback program in the nine months ended August 31, 2016

As a result of the foregoing, the Company had a net decrease in cash of $209,841 for the nine months ended August 31, 2016, as compared to a net increase in cash of $257,046 for the nine months ended August 31, 2015.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business by hiring new salespeople and other employees to help grow the business and repurchasing our common stock while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities. In November 2015, our board of directors authorized a program to repurchase up to $500,000 of our common stock. Pursuant to such authority and pursuant to Rule 10b-18 under the Exchange Act, we repurchased a total of 26,850 shares for $20,003 during the three months ended August 31, 2016.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2016:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$620,755	237,124	368,116	15,515	-

Total obligations	$620,755	$237,124	$368,116	$15,515	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2016 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases

Share repurchase activity during the three months ended August 31, 2016 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)

June 1, 2016 to June 30, 2016:	-	-	-	$497,697
July 1, 2016 to July 31, 2016:	10,400	$0.737	10,400	$490,029
August 1, 2016 to August 31, 2016:	16,450	$0.750	16,450	$477,689

Total	26,850	$0.745	26,850

(1)	In November 2015, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions pursuant to Rule 10b-18 under the Exchange Act, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

SURGE COMPONENTS, INC.

Date: September 26, 2016	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

