Form 10-K
period 2016-11-30
SURGE COMPONENTS INC
filed 2017-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

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

Preferred Stock Purchase Rights

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 31, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $4.1 million.

The Registrant’s common stock outstanding as of February 26, 2017, was 10,224,431 shares of common stock.

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

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

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

References to “we,” “us,” “our”, “our company” and “the company” refer to Surge Components, Inc. (“Surge” or the “Company”) and, unless the context indicates otherwise, includes Surge’s wholly-owned subsidiaries, Challenge/Surge, Inc. (“Challenge”), and Surge Components, Limited (“Surge Limited”).

We were incorporated under the laws of the State of New York on November 24, 1981, and re-incorporated in Nevada on August 26, 2010. We completed an initial public offering of our securities in 1984 and a second offering in August 1996. Our principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729 and our telephone number is (631) 595-1818.

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $303,968 and $266,525 for the fiscal years ended November 30, 2016 (“Fiscal 2016”) and November 30, 2015 (“Fiscal 2015”), respectively.

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

The electronics industry has been characterized by intense price cutting and rapid technological changes and development, which could materially adversely affect our future operating results. In addition, the industry has been affected historically by periodic economic downturns, which have had an adverse economic effect upon manufacturers and end-users of the products that we sell, as well as distributors. Furthermore, the life-cycle of existing electronic products and the timing of new product development and introduction can affect the demand for electronic components, including the products that we sell. Accordingly, any downturn in the electronics industry in general could adversely affect our business and results of operations. Due to rising transportation and employment costs in Asia, we have seen some U.S. manufacturers start moving their manufacturing facilities to Mexico to reduce transportation costs and bring manufacturing much closer to home. At this time, however, none of our customers has moved its manufacturing facilities to Mexico.

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2016 and Fiscal 2015, capacitors accounted for approximately 50% and 55% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2016 and Fiscal 2015. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2016.

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

Aluminum Electrolytic Capacitors- These capacitors, which are Surge’s principal product, are storage devices used in power applications to store and release energy as the electronic circuitry demands. They are commonly used in power supplies and can be found in a wide range of consumer electronics products. Our supplier has one of the largest facilities for these products in Taiwan and China. These facilities are fully certified for the International Quality Standard ISO 9001 and QS9000, and TS16949, which means that they meet the strictest requirements established by the automotive industry and adopted throughout the world to ensure that the facility’s manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. This system is also intended and designed to facilitate clear and thorough record keeping of all quality control and testing information and to ensure clear communication from one department to another about the information (i.e., quality control, production or engineering). This certification permits us to monitor quality control/manufacturing process information and to respond to any customer questions.

Ceramic Capacitors- These capacitors are the least expensive, and are widely used in the electronics industry. They are commonly used to bypass or filter semiconductors in resonant circuits and are found predominantly in a wide range of low cost products including computer, telecom, appliances, games and toys.

Mylar Film Capacitors- These capacitors are frequently used for noise suppression and filtering. They are commonly used in telecommunication and computer products. Surge’s suppliers in China have facilities fully certified for all of the above mentioned quality certifications.

Discrete Components

Discrete components, such as semiconductor rectifiers, transistors and diodes, are packaged individually to perform a single or limited function, in contrast to integrated circuits, such as microprocessors and other “chips”, which contain from only a few diodes to as many as several million diodes and other elements in a single package, and are usually designed to perform complex tasks. Surge almost exclusively distributes discrete, low power semiconductor components rather than integrated circuits.

The product line of discrete components we sell includes:

Rectifiers- Low power semiconductor rectifiers are devices that convert alternating current, or AC power, into one directional current, or DC power, by permitting current to flow in one direction only. They tend to be found in most electrical apparatuses, especially those drawing power from an AC wall outlet. All products are available in traditional leaded as well as surface mount (chip) packages. Surge’s rectifier suppliers all have the aforementioned certifications, giving us an opportunity to market the products that we sell to the automotive industry.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2016, we maintained inventory valued at $2,929,570.

Because of the experience of our management, including Ira Levy and Steven Lubman, we believe that we know the best prices to buy the products we sell and as a result we generally waive rights to manufacturers’ inventory protection agreements (including price protection and inventory return rights), and thereby bear the risk of increases in the prices charged by our manufacturers and decreases in the prices of products held in our inventory or covered by purchase commitments. If prices of components, which we hold in inventory decline, or if new technology is developed that displaces products that we sell, our business could be materially adversely affected. The Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to economic conditions and customer-specific business conditions. If our customers experience these changes, our business could be adversely affected.

Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2016 and Fiscal 2015, Challenge purchased approximately 96% and 95%, respectively, of its products overseas as a result of Challenge’s introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2016, those foreign manufactured products were supplied from manufacturers in Taiwan (52%), Hong Kong (14%), elsewhere in Asia (32%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

Most of the facilities that manufacture products for Surge have obtained International Quality Standard ISO 9002 and other certifications. We typically purchase the products that we sell in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. Surge’s relationships with many of its suppliers date back to the commencement of our import operations in 1983. We have established payment terms with our manufacturers of between 30 and 60 day open account terms.

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

For Fiscal 2016 and Fiscal 2015, one of Surge’s vendors, Lelon Electronics, accounted for approximately 50% and 56% of Surge’s consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

Marketing and Sales

Surge’s sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs thirteen sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2016, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

We have initiated a formal national distribution program to attract more distributors to promote the products that we sell. We expect this market segment to contribute significantly to our sales growth over time.

Many customers require their suppliers to have a local presence and Surge’s network of independent sales representatives are responsive to these needs. Surge formed a Hong Kong corporation, Surge Components, Limited and hired a regional sales manager to service the Hong Kong/Greater China region customers.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers, TTI, Inc. and Future Electronics, each accounted for 12% of net sales for Fiscal 2016 and TTI, Inc. accounted for 17% of net sales for Fiscal 2015. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Settlement Agreement

On or about October 31, 2016, Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”) filed a Complaint and Motion for Preliminary Injunction against the Company in the eighth Judicial District Court, Clark County, Nevada, Case No. A-16-745890-B, seeking relief including, inter alia, immediate inspection of certain books and records and a 60-day postponement of the scheduled annual meeting of stockholders (“Annual Meeting”). On November 16, 2016, after the Company postponed the Annual Meeting and provided certain books and records to the Stockholders, the Stockholders filed an Amended Complaint, which named all members of the Board as defendants and alleged that the directors had breached their fiduciary duty to the Stockholders. On December 1, 2016, following a hearing, the Court denied the request for a preliminary injunction. On December 22, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Stockholders.

The Settlement Agreement provides that:

●	the Stockholders irrevocably withdraw their director nominations for the Board and stockholder proposals for the Company’s annual meeting of stockholders for fiscal year 2015 (the “Meeting”);

●	the Stockholders will vote all of their shares of common stock of the Company in accordance with the Board’s recommendations with respect to the election of the Board’s director nominees, the ratification of the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2016 (the “2017 Meeting”) and the ratification of the Company’s rights plan;

●	the Company will hold the Meeting on January 5, 2017 and will hold its annual meeting of stockholders for fiscal year 2016 by December 29, 2017;

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 Meeting;

●	the Company will not make any stock or option grants or grant any other non-cash compensation to its current officers and directors until December 23, 2017;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions;

●	the Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5.0 million shares of its common stock at a price of $1.43 per share (the “Tender Offer”), which Tender Offer will be completed by March 15, 2017;

●	until the day after the announcement of the completion of the Tender Offer, the Board will be composed of no more than seven individuals;

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions;

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed;

●	subject to certain conditions, if the Tender Offer is not completed by March 15, 2017, the Company will (i) appoint the Stockholders to the Board as Class A directors with terms expiring at the Company’s annual meeting of stockholders for fiscal year 2018 (the “2019 Meeting”) and (ii) reduce the size of the Board to six directors, including the Stockholders;

●	the Stockholders will withdraw with prejudice their lawsuit against the Company and the Insiders pending in the State of Nevada; and

●	the Stockholders will be subject to customary standstill provisions until the termination of the Settlement Agreement.

Pursuant to the Settlement Agreement, the Company also agreed to reimburse the expenses of the Stockholders associated with their investment in the Company, including their proxy solicitation and litigation costs, in an amount not to exceed $300,000.

Tender Offer

In February 2017, the Company commenced a tender offer whereby it offered to purchase for cash up to 5,000,000 shares of its common stock, at a price of $1.43 per share. The tender offer is expected to expire on March 3, 2017.

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

Backlog

As of November 30, 2016, our backlog was approximately $6,367,798, as compared with $5,762,331 at November 30, 2015. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2016, Surge and Challenge employed 39 persons, two of whom are employed in executive capacities, thirteen are engaged in sales, three in engineering, three in purchasing, five in administrative capacities, five in customer service, two in accounting and six in warehousing. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 50% and 56% of the Company’s consolidated purchases in the years ending November 30, 2016 and November 30, 2015. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed and as a result, price fluctuations could harm us.

In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of products. Accordingly, we attempt to maintain a one-to-two month inventory of those products which we supply to our customers. As a result of our strategic inventory purchasing policies, under which we order products to obtain preferential pricing, we generally waive the right to manufacturers’ inventory protection agreements (including price protection and inventory return rights). As a result, we bear the risk of increases in the prices charged by our manufacturers to the Company and decreases in the prices we are able to charge our customers. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected. Typically the Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to economic conditions and specific customers business conditions. If our customers experience these changes, our business could be adversely affected.

Our operations would be adverse effected if we lose certain of our customers.

For Fiscal 2016, approximately 12% of our net sales were derived from sales to each of two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

We may not be able to compete against large competitors who have better resources.

We face intense competition, in both our selling efforts and purchasing efforts, from the many companies that manufacture or distribute electronic components and semiconductors. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata, Epcos, United Chemicon, Rubycon, Vishay and Kemet, General Semiconductor Division, General Instrument Corp., OnSemi, Inc., Microsemi Corp., Diodes, Inc. and Littlefuse, and Copper Bussman Division. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute most of our customers. As our customers become larger, however, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors. The Company periodically introduces new products including most recently, switches.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs, as well as litigation and other potential losses.

The computer systems and network infrastructure that we use could be vulnerable to unforeseen hardware and cybersecurity issues, including "hacking" and "identity theft." Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage our reputation.

Despite efforts to ensure the integrity of our systems, we will not be able to anticipate all security breaches of these types, nor will we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments.

A successful attack to our system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidences in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on our business and results of operations.

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

Approximately 99% of the total goods which we purchased in Fiscal 2016 were manufactured in foreign countries, with the majority purchased from Taiwan (52%), Hong Kong (14%), elsewhere in Asia (32%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors have adversely impacted our business in the past, there can be no assurance that these factors will not materially adversely affect us in the future. Because the China internal consumption market is depressed, this will increase competition, as there is now a smaller market potential target. Therefore, we believe certain of our competitors will reduce their pricing to capture more market share.

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

We may not have adequate capital resources following the tender offer.

In February 2017, we commenced a tender offer whereby we offered to purchase for cash up to 5,000,000 shares of our common stock, at a price of $1.43 per share. The tender offer is expected to expire on March 3, 2017. Assuming we purchase 5,000,000 shares in the tender offer, approximately $7,150,000 will be required to purchase such shares. Purchasing all or substantially all of the shares in the tender offer will significantly deplete our cash reserves.   We will likely need to obtain external financing to adequately satisfy our cash needs. While we are negotiating with a bank for a line of credit of up to $3.0 million for working capital purposes, there is no assurance that we will be able to obtain such financing. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control

Our products are not protected by patents, trademarks and proprietary information.

We have no patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. We rely on the know-how, experience and capabilities of our management personnel. Therefore, without trademark and copyright protection, we have no protection from other parties attempting to offer similar services. Although we believe that the products that we sell do not and will not infringe patents or trademarks, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell infringe proprietary rights of others, the manufacturers of the products that we sell may be required to modify the design of the products that we sell, change the name of these products and/or obtain a license. There can be no assurance that the manufacturers will be able to modify or redesign the products in a way that does not infringe on the proprietary rights of others. Our failure to do any of the foregoing could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products that we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

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

Risks Related to our Common Stock

Our common stock is quoted on the OTC Pink Market, which may limit the liquidity and price of our common stock more than if our common stock were listed on the Nasdaq Stock Market or another national exchange.

Our securities are currently quoted on the OTC Pink Market, an inter-dealer electronic quotation and trading system or equity securities. Quotation of our securities on the OTC Pink Market may limit the liquidity and price of our securities more than if our securities were listed on The Nasdaq Stock Market or another national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC quoted company, we do not attract the extensive analyst coverage that accompanies companies listed on national exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink Market. These factors may have an adverse impact on the trading and price of our common stock.

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

We currently have a staggered board of directors, which could delay or prevent a change of control that may favor shareholders.

Our Board of Directors is divided into three classes and our Board members are elected for terms that are staggered. This could discourage the efforts by others to obtain control of the Company. The possible negative impact on takeover attempts could adversely affect the price of our common stock. However, pursuant to the Settlement Agreement, the Company agreed to take all steps to declassify our Board on a rolling basis by June 30, 2017, and convene a special meeting of stockholders of the Company for the purpose of approving such action.

Anti-takeover provisions in our organizational documents and the shareholder rights plan that we have adopted may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our articles of incorporation and bylaws currently contain provisions that could delay or prevent a change of control of our company or changes in our Board of Directors that our stockholders might consider favorable. Some of these provisions:

●	authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our common stock;

●	provide for a classified Board of Directors, with each director serving a staggered three-year term;

●	prohibit our stockholders from calling special stockholder meetings or taking action by written consent; and

●	require advance written notice of stockholder proposals and director nominations.

We have also adopted a shareholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 5% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of our shares to all stockholders other than the acquiring person. These and other provisions in our articles of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity owned equally by Ira Levy, Surge’s president, Steven Lubman, Surge’s vice president and one of its former directors, Mark Siegel. Our lease is through September 30, 2020 and our monthly rent for the year ended November 30, 2017 is $14,621. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2015, the Company entered into a lease to rent office space in Hong Kong for two years. Annual rental payments are approximately $58,461.

Item 3.	Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject except as set forth below.

On or about October 31, 2016, Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”) filed a Complaint and Motion for Preliminary Injunction against the Company in the eighth Judicial District Court, Clark County, Nevada, Case No. A-16-745890-B, seeking relief including, inter alia, immediate inspection of certain books and records and a 60-day postponement of the scheduled annual meeting of stockholders (“Annual Meeting”). On November 16, 2016, after the Company postponed the Annual Meeting and provided certain books and records to the Stockholders, the Stockholders filed an Amended Complaint, which named all members of the Board as defendants and alleged that the directors had breached their fiduciary duty to the Stockholders. On December 1, 2016, following a hearing, the Court denied the request for a preliminary injunction. On December 22, 2016, pursuant to the terms of the Settlement Agreement, the parties entered into a stipulation dismissing the Nevada case with prejudice, which was so ordered by the Court. Under the Settlement Agreement, the parties also agreed to mutual releases and the Stockholders agreed to customary standstill provisions until the termination of the Settlement Agreement.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Pink Market maintained by OTC Markets Group under the symbol “SPRS”. Trading in our common stock is limited.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High	Low
2015 First Quarter	$0.93	$0.82
2015 Second Quarter	$0.90	$0.69
2015 Third Quarter	$1.00	$0.71
2015 Fourth Quarter	$0.86	$0.71
2016 First Quarter	$0.81	$0.69
2016 Second Quarter	$0.89	$0.73
2016 Third Quarter	$0.85	$0.52
2016 Fourth Quarter	$1.40	$0.75

As of the date of the filing of this report, there are issued and outstanding 10,224,431 shares of common stock.

As of the date of the filing of this report, there are approximately 183 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended November 30, 2016 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2016 to September 30, 2016:	17,510	$0.877	17,510	$462,330
October 1, 2016 to October 31, 2016:	10,100	$1.058	10,100	$451,649
November 1, 2016 to November 30, 2016:	-	-	-	$451,649

Total	27,610	$0.968	27,610	$451,649

(1)	In November 2015, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. In January 2017, the Company’s Board of Directors terminated the share repurchase program.

Equity Compensation Plan Information

The following table provides information as of November 30, 2016 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	1,752,607	$0.87	1,674,859

Equity compensation plan not yet approved by security holders	-	-	-

Total	1,752,607	$0.87	1,674,859

(1)	Represents the Company’s 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

None.

Item 6.	Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $303,968 and $266,525 for the fiscal year ended November 30, 2016 and November 30, 2015 respectively.

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

The electronic components industry continues to change, from one of strong demand to now one of challenged demand. This challenged demand can be attributed to a slowdown in global growth as well as a slowdown in the forecast of retail sales in North America. Management expects 2017 to continue with the challenged demand for components that it experienced in 2016. Due to this worldwide challenge in demand, the Company could feel the effects of potentially challenged demand for its products.

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices, that did not previously exist.  For example, customers are moving to centralized purchasing from regional purchasing and are stretching  their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects 2017 to be a year of change and challenge. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company’s warehouse. For direct shipments from our suppliers to our customer, revenue is recognized when product is shipped from the Company’s supplier. The Company acts as a sales agent for certain customers buying direct from one of its suppliers. The Company reports these commissions as revenues in the period earned.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $29,000.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2016 decreased by $178,150 or 0.6%, to $29,556,343 as compared to net sales of $29,734,493 for the fiscal year ended November 30, 2015. We attribute the decrease to certain of the Company’s customers experiencing a downturn in their business and to one of the Company’s larger customers designing one new product model that does not include the Company’s product in its design. We also attribute the decrease in net sales to a downward trend in market demand for our products due to adverse market conditions in certain areas of the world, reducing these customers’ demand for our products. Even though these adverse market conditions exist, certain of our customers are doing well which has resulted in an increase in sales to Canada and other areas of Asia for the fiscal year ended November 30, 2016. The Company expects these market conditions to continue through the first half of 2017.

Our gross profit for the fiscal year ended November 30, 2016 increased by $28,839 to $7,462,575, or 0.4%, as compared to $7,433,736 for the fiscal year ended November 30, 2015. Gross margin as a percentage of net sales increased to 25.2% for the fiscal year ended November 30, 2016 compared to 25% for the fiscal year ended November 30, 2015. The Company attributed the increase in gross profit margin and percentage to sales mostly to a new customer with a higher profit margin in fiscal year ended November 30, 2016. Profit margins have also been negatively impacted because of a return of inventory of approximately $46,000 by one of our distributor customers. While this practice is allowed under the terms of our contract with the distributor, it has been used infrequently. Profit margins in 2016 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and does not affect existing orders. These reductions can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the fiscal year ended November 30, 2016 was $2,510,335, an increase of $116,004, or 4.8%, as compared to $2,394,331 for the fiscal year ended November 30, 2015. We attribute the increase to hiring additional salespeople to grow the business, as well as increases in selling expenses such as auto expenses, entertainment, travel and freight, offset by a decrease in commissions and shipping expenses.

General and administrative expenses for the fiscal year ended November 30, 2016 was $5,395,502, an increase of $1,493,144, or 38%, as compared to $3,902,358 for the fiscal year ended November 30, 2015. The increase is due primarily to the costs of approximately $1,262,000 that the Company incurred during the proxy contest and related settlement with certain shareholders of the Company. Other increases are due to the hiring of additional employees and increased costs for health insurance, telephone and rent expenses as well as increases in promotions and temporary help expense, and partially offset by decreases in general insurance and directors fees.

Depreciation expense for the fiscal year ended November 30, 2016 was $31,358, a decrease of $8,408 or 21.1%, as compared to $39,766 for the fiscal year ended November 30, 2015. The decrease is due to certain assets becoming fully depreciated during the fiscal year ended November 30, 2016

Investment income for the fiscal year ended November 30, 2016 was $8,724, a decrease of $108, or 1.2% compared to $8,832 for the fiscal year ended November 30, 2015. Investment income has remained relatively unchanged in the fiscal year ended November 30, 2016.

Tax expense for the fiscal year ended November 30, 2016 was $96,578, a decrease of $144,650 or 60% as compared to a tax expense of $241,228 for the fiscal year ended November 30, 2015. The decrease is a result of our net loss for 2016 and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net loss for the fiscal year ended November 30, 2016 was $562,474, compared to net income of $864,885 for the fiscal year ended November 30, 2015.

Liquidity and Capital Resources

As of November 30, 2016 we had cash of $7,120,601, and working capital of $10,845,105. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2016, we had net cash flow used in operating activities of $(138,366), as compared to net cash flow from operating activities of $910,345 for the fiscal year ended November 30, 2015. The decrease in cash flow from operating activities resulted from a decrease in net income, accounts receivable, prepaid expenses and deferred taxes, as partially offset by an increase in cash provided by inventory and accrued expenses.

We had net cash flow used in investing activities of $(8,594) for the fiscal year ended November 30, 2016, as compared to net cash flow used in investing activities of $(59,538) for the fiscal year ended November 30, 2015. We attribute the change to the Company purchasing less new equipment during the fiscal year ended November 30, 2016.

We had net cash flow provided by financing activities totaling $98,443 during the fiscal year ended November 30, 2016 as compared to $143,750 for the fiscal year ended November 30, 2015. We attribute the decrease to the proceeds from the exercise of stock options as partially offset by the repurchase of common stock by the Company during the fiscal year ended November 30, 2016.

As a result of the foregoing, the Company had a net decrease in cash of $48,517 for the fiscal year ended November 30, 2016, as compared to a net increase in cash of $994,557 for the fiscal year ended November 30, 2015.

We will continue to evaluate opportunities to use any excess cash generated by our operations, including investing in acquisitions, expanding our business and repurchasing our common stock as approved by our Board of Directors and existing contracts while maintaining sufficient liquidity to support our operational needs and fund future strategic growth opportunities. In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of shares of common stock in the open market or in privately negotiated transactions. The Company has repurchased 57,283 shares to date pursuant to such authority. In January 2016, the Board of Directors terminated the repurchase program. In February 2017, the Company commenced a tender offer whereby it offered to purchase for cash up to 5,000,000 shares of its common stock, at a price of $1.43 per share. The tender offer is expected to expire on March 3, 2017. Assuming we purchase 5,000,000 shares in the tender offer, approximately $7,150,000 will be required to purchase such shares. We expect to fund the share purchases in the tender offer, and to pay related fees and expenses, from our current assets, including cash and cash equivalents. We are also negotiating with a bank for a line of credit of up to $3.0 million for working capital.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2016:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$723,109	205,262	362,693	155,154	-

Total obligations	$723,109	$205,262	$362,693	$155,154	$-

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

Our financial statements, together with the independent registered public accounting firm’s report of Seligson & Giannattasio, LLP, begin on page F-1, immediately after the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of November 30, 2016 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2016. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2019, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2018, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2017.

Pursuant to the Settlement Agreement, the board of directors of the Company and the Stockholders have agreed to identify a mutually acceptable independent director to join the board of directors as a Class C director by February 28, 2017 and the board of directors will include that new director among its director nominees for the 2017 meeting of stockholders. The Company also agreed to take all steps to declassify the board of directors on a rolling basis and change our state of incorporation from the State of Nevada to the State of Delaware by June 30, 2017, and convene a special meeting of stockholders of the Company for the purpose of approving such actions.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	60	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	61	Vice President, Secretary, Treasurer and Class A Director
Alan Plafker* (1)(2)(3)	58	Class B Director
Martin Novick*	80	Class B Director
Lawrence Chariton* (1)(2)(3)	59	Class C Director
Gary Jacobs* (1)(2)(3)	59	Class C Director

*         Independent director

(1)      Member of Compensation Committee.

(2)      Member of Audit Committee

(3)      Member of Nominating and Corporate Governance Committee

Class A Directors

Ira Levy has served as our President, Chief Executive Officer and director since our inception in November 1981, and as our Chief Financial Officer since March 2010. From 1976 to 1981, Mr. Levy was employed by Capar Components Corp., an importer and supplier of capacitor and resistor products. Mr. Levy has served on the board of trustees of the Bellmore Jewish Center since 2002 and served as its president from 2006 to 2008. From 2000 to 2004, he served as a member of the board of trustees of METNY, the governing body of the Conservative movement of Judaism for New York, New Jersey, and Connecticut. Mr. Levy studied Business Management at Hofstra University. Mr. Levy’s experience in, and knowledge of, the electronics components business led to the conclusion that he should serve on our board.

Steven J. Lubman has served as our Vice President, Secretary and a director since our inception in November 1981. In June 1988, Mr. Lubman founded Challenge Electronics, a division of the Company. From 1980 through 1981, he served as the sales manager for NIC Components Corp., a division of Nu Horizons Electronics Corp., a distributor of electronic components which was acquired by Arrow Electronics, Inc. (NYSE: ARW) in January 2011. From 1976 through 1980, Mr. Lubman served as both an inside and then outside salesperson for Capar Components Corp., a division of Diplomat Electronics Inc., a broad line distributor of electronic components including integrated circuits, diodes, transistors, and capacitor products. Mr. Lubman’s more than 35 years of experience in, and knowledge of the electronics components business, led to the conclusion that he should serve on our board.

Class B Directors

Lawrence Chariton has served as a director since 2001. Since May 2008, he has served as a consultant to Great American Jewelry, a retail jewelry firm. He served for 32 years as Chief Operating Officer of Linda Shop Jewelry, a retail jewelry firm. Mr. Chariton previously served as a member of the Board of Directors of New Island Hospital in Bethpage New York and subsequently served as a member of the Board of Directors of St. Joseph’s Hospital from February 2007 to December 2010. Mr. Chariton served on the Board of Directors of Jewish National Fund of Long Island. Mr. Chariton has a Bachelor’s degree in Accounting from Hofstra University and is a graduate of the Gemological Institute of America in Diamond Grading and Color Essentials. Mr. Chariton’s experience running a small business led to the conclusion that he should serve on our board.

Gary M. Jacobs has served as a director since July 2003. Since October 2014, Mr. Jacobs has served as President of Bar Bakers, LLC, a commercial food manufacturer of nutritional bars, cookies and other baked goods. From March 2011 to October 2014, he served as a consultant to several companies, providing advisory services in the areas of turn-around and financial and operational efficiencies. Mr. Jacobs served as the Chief Financial Officer of Chem Rx from June 2008 until March 2011. From May 2005 to June 2008, Mr. Jacobs was the Chief Financial Officer and Chief Operating Officer of Gold Force International, Ltd., a supplier of gold, silver and pearl jewelry to U.S. retail chains, and Karat Platinum LLC, a developer of an alternative to platinum. From July 2003 to April 2005, Mr. Jacobs served as President of The Innovative Companies, LLC, a supplier of natural stone. From October 2001 to February 2003, Mr. Jacobs served as Executive Vice President of Operations and Corporate Secretary of The Hain Celestial Group, Inc., a food and personal care products company. Mr. Jacobs also served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. from September 1998 to October 2001. Prior to that, Mr. Jacobs was the Chief Financial Officer of Graham Field Health Products, Inc., a manufacturing and distribution company. Mr. Jacobs served for 13 years as a member of the audit staff of Ernst & Young LLP, where he attained the position of senior manager. He is a certified public accountant and holds a Bachelor’s of Business Administration in Accounting from Adelphi University. Mr. Jacobs’s experience as a certified public accountant and as a chief financial officer led to the conclusion that he should serve on our board.

Class C Directors

Alan Plafker has served as a director since June 2001. Since November 2016, he has served as Vice President of Garber Atlas Fries & Associates, Inc., an insurance agency providing commercial and personal insurance coverage. From July 2000 to November 2016, Mr. Plafker served as President and Chief Executive Officer of Member Brokerage Service LLC, a credit union service organization owned by Melrose Credit Union, and also served as director of business services for the credit union. From January 1993 to July 2000, he served as a member of the credit union’s board of directors and supervisory committee. Mr. Plafker has more than 35 years of executive and management experience in the insurance and credit union industries. He is a New York State licensed insurance agent and broker. Mr. Plafker has earned certification as a Certified Professional Insurance Agent from the AIMS Society and earned the CIC designation from the Society of Certified Insurance Counselors. He has also earned the CUBLP (Credit Union Business Lending Professional) designation from the CUNA Business Lending Certification Institute. In addition, he is a past President and currently serves on the Board of Directors of the Professional Insurance Agents Association of New York State, and currently serves as Treasurer and as a member of the Board of Directors for the New York Independent Livery Drivers Benefit Fund, a New York State benefit fund providing injury benefits for livery drivers, to comply with the Workers’ Compensation Board regulations. Mr. Plafker received a Bachelor’s degree in business administration from Adelphi University. Mr. Plafker’s experience in the insurance industry and knowledge of financial matters led to the conclusion that he should serve on our board.

Martin Novick is a real estate investor and was appointed to the Board in September 2016. He served as a vice president of Audiovox Electronic Corp., an international distributor and value-added service provider in the accessory, mobile and consumer electronics industries, from 1969 to 2008. He previously served on the board of directors of Audiovox Electronic Corp., Nu Horizons Electronics Corp., a distributor of electronic components which was acquired by Arrow Electronics, Inc. (NYSE: ARW) in January 2011 and Arielle Electronics, a company that sold Goldtooth and wireless products. Mr. Novick holds a Bachelor’s Degree in Marketing from New York University. Mr. Novick’s significant experience in the electronics industry and as a director of a public company led to the conclusion that he should serve on our board.

Director Independence

The Board has determined that each of Messrs. Chariton, Plafker, Novick and Jacobs qualify as “independent” under the Nasdaq Stock Market Rules as well as Rule 10A-3 promulgated under the Exchange Act.

Board and Committee Meetings

During the fiscal year ended November 30, 2016, the Board held 9 meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on January 5, 2017 and all of our directors attended such meeting.

Board Committees

The composition and responsibilities of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. Each committee operates under a charter that has been approved by the Board, and which is available on our website at http://www.surgecomponents.com/relations.asp.

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker and Jacobs, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2015, the Audit Committee held four meetings.

The Audit Committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our books and records;

●	review the proposed scope and results of the audit;

●	review and pre-approve the independent auditor’s audit and non-audit services rendered;

●	approve the audit fees to be paid;

●	review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	review and approve transactions between us and our directors, officers and affiliates;

●	recognize and prevent prohibited non-audit services;

●	establish procedures for complaints received by us regarding accounting matters;

●	oversee internal audit functions; and

●	prepare the report of the Audit Committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Chariton, Plafker and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2016, the Compensation Committee held two meetings.

The Compensation Committee is authorized to:

●	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

●	establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals;

●	administer our stock incentive plans; and

●	prepare the report of the Compensation Committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2016.

The Nominating and Corporate Governance Committee is authorized to:

●	identify and nominate members of the board of directors;

●	oversee the evaluation of the board of directors and management;

●	develop and recommend corporate governance guidelines to the board of directors;

●	evaluate the performance of the members of the board of directors; and

●	make recommendations to the board of directors as to the structure, composition and functioning of the board of directors and its committees.

Director Nominations

In evaluating and determining whether to nominate a candidate for a position on the Board, the Nominating and Corporate Governance Committee utilizes a variety of methods and considers criteria such as high professional ethics and values, experience on the policy-making level in business or medical research/practice experience relevant to our product candidates and a commitment to enhancing stockholder value. Candidates may be brought to the attention of the Nominating and Corporate Governance Committee by current Board members, stockholders, officers or other persons. The Nominating and Corporate Governance Committee will review all candidates in the same manner regardless of the source of the recommendation.

We have no formal policy regarding board diversity. Our Nominating and Corporate Governance Committee and Board may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. Our Nominating and Corporate Governance Committee’s and Board’s priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and professional and personal experiences and expertise relevant to our growth strategy.

The Nominating and Corporate Governance Committee also considers stockholder recommendations for director nominees that are properly received in accordance with our Bylaws and applicable rules and regulations of the SEC. In order to validly nominate a candidate for election or reelection as a director, stockholders must give timely notice of such nomination in writing to our Corporate Secretary and include, as to each person whom the stockholder proposes to nominate, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, and the rules and regulations thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected). For more information on director candidate nominations by stockholders, see “Procedures for Nominating Directors”.

Procedures for Nominating Directors

On February 18, 2016, the Board approved an amendment and restatement of the Company’s bylaws (as amended, the “Bylaws”). Pursuant to the amendment, which became effective upon the Board’s approval, the Bylaws provide, among other things, for advance notice of director nominations.

Our Bylaws provide that nominations for the election of directors may be made upon timely notice given by any stockholder of record entitled to vote for the election of directors. A timely notice must be made in writing, contain the information required by our Bylaws and be received by the Secretary of the Company, not later than the close of business on the 90th day, nor earlier than the opening of business on the 120th day before the first anniversary of the preceding year’s annual meeting. However, in the event that the date of the upcoming annual meeting is advanced more than 45 days before, or delayed more than 45 calendar days after, such anniversary date, notice by the stockholder to be timely must be delivered not earlier than the opening of business on the 120th before the meeting and not later than (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the Company.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and in the best interests of our stockholders to combine these roles. Mr. Levy has served as our Chairman since November 1981. Due to our small size, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by management are consistent with the board’s appetite for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. A copy of the code of ethics is accessible on our website at http://www.surgecomponents.com/relations.asp. Additional copies of the code of ethics may be obtained without charge, from us by writing or calling: 95 East Jefryn Blvd., Deer Park, New York 11729, Attention: Corporate Secretary, Telephone: (631) 595-1818.

Stockholder Communications with the Board

Stockholders who wish to do so may communicate directly with the Board or specified individual directors by writing to:

Board of Directors (or name of individual director)

c/o Corporate Secretary

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

The Board of Directors maintains a process for stockholders or other interested parties to communicate with the Board or any Board member. Stockholders or interested parties who desire to communicate with the Board should send any communication to the Company’s Corporate Secretary, Surge Components, Inc., 95 East Jefryn Blvd., Deer Park, New York 11729. We will forward all communications from security holders and interested parties to the full Board, to non-management directors, to an individual director or to the chairperson of the Board committee that is most closely related to the subject matter of the communication, except for the following types of communications: (i) communications that advocate that we engage in illegal activity; (ii) communications that, under community standards, contain offensive or abusive content; (iii) communications that have no relevance to our business or operations; and (iv) mass mailings, solicitations and advertisements. The Corporate Secretary will determine when a communication is not to be forwarded. Our acceptance and forwarding of communications to directors does not imply that directors owe or assume any fiduciary duties to persons submitting the communications.

Additionally, the Audit Committee has established procedures for the receipt, retention and confidential treatment of complaints received by Surge regarding accounting, internal accounting controls or auditing matters, including procedures for confidential, anonymous submissions by employees with respect to such matters. Employees and stockholders may raise a question or concern to the Audit Committee regarding accounting, internal accounting controls or auditing matters by writing to:

Chairman, Audit Committee

c/o Corporate Secretary

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of one late Form 3 for Mr. Novick.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2016 and November 30, 2015:

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ira Levy	2016	275,000	137,500	50.926	-	54,070	513,314
President CEO and CFO	2015	225,000	137,500	41,250	-	51,064	504,814

Steven J. Lubman	2016	225,000	100,000	23,438	-	43,975	392,413
Vice President and Secretary	2015	225,000	88,000	25,313	-	42,199	380,512

(1)	Amounts within this column may not reflect the same amounts that were included within previous Summary Compensation Tables for the 2015 year. Due to a bookkeeping error amounts previously reported were slightly higher than the amounts earned and paid to the named executive officers, and we have corrected those immaterial amounts in the table above.
(2)	Amounts in this column reflect the grant date value of the stock awards granted in 2016 and the stock option awards granted in 2015, respectively, granted to Messrs. Levy and Lubman in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”), disregarding any estimates of forfeitures.
(3)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to the 2016 year, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$24,800	$19,218	$10,052
Steven J. Lubman	$24,800	$11,400	$7,775

2016 Base Salary and Bonus

We previously entered into employment agreements with each of the named executive officers that governed their employment relationship with us during the 2016 year (the “Previous Employment Agreements,” which are described in greater detail below). The initial base salary for each executive was set at $200,000, with the Board having the discretion to provide increases in base salary from time to time. The Previous Employment Agreements also provide that the executives will be eligible to receive an annual cash bonus, under a bonus program determined at the discretion of the company.

The bonus granted to the named executive officers in 2016 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2016 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2016 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2016 year, the Compensation Committee granted awards that were approximately seventy-five percent (75%) of the executives’ target award amount.

2016 Equity Compensation Awards

We have historically granted fully vested stock awards and stock option awards. The amount of awards granted in any given year is determined based on the performance of the company and the executive in the previous year. Performance is generally based upon the same performance guidelines that are used for the annual cash bonus award for that year. The Compensation Committee sets a target award amount based upon a percentage of the executive’s base salary. At the end of the year, the Compensation Committee determines the cash amount that resulted from the previous year’s performance, with any discretionary adjustments that the Compensation Committee deems to be appropriate, and converts that cash amount into a number of shares of stock awards or stock option awards, as applicable.

With respect to the 2016 year, the Compensation Committee determined to grant awards of fully vested stock awards During the 2015 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2015 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to seventy-five percent (75%) of their target award amount. The Compensation Committee used the Company’s stock price of $0.75 on May 25, 2016 to convert the resulting cash award into 67,901 stock awards for Mr. Levy, and 31,250 stock awards for Mr. Lubman. The equity awards, if any, that will be granted to the named executive officers with respect to 2016 year performance will not be granted until the 2017 year, therefore they will be included in the compensation disclosures that we file for the 2017 year.

Employment Agreements

In addition to the discussion above, the Previous Employment Agreements also provided the named executive officers with potential severance benefits and subjected the executives to certain restrictive covenants. Although the Previous Employment Agreements have been replaced by the Employment Agreements (described below).

In the event an executive’s employment was terminated by the Company upon death or disability (as defined within the Previous Employment Agreements), the executive or his estate would have been entitled to receive his base salary then in effect along with all other fringe benefits (including, without limitation, family medical benefits) for a period of one year following the date of such termination, such payment to have been made in one lump sum cash payment within three months following the applicable termination date.

In the event that the executives were terminated by us without Cause (as defined within the Previous Employment Agreements), they would have received their base salary and bonus for the greater of (i) the remainder of the term of the Previous Employment Agreement, or one year. The initial term of the Previous Employment Agreements had passed prior to the beginning of the 2015 year, therefore the term of the agreements was being automatically extended each year for twelve month extended term periods.

If the executives had terminated their employment within a sixty day period following a Change of Control (as defined within the Previous Employment Agreements), they would have been eligible to receive a payment equal to 2.99 times the executive’s annual compensation (including base salary, bonus amounts and fringe benefits). If the payment resulted in excise taxes pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, the executive would have been responsible for paying all excise taxes in addition to any regular income taxes on such a payment.

The Previous Employment Agreements contained customary non-competition and non-solicitation provisions that extend to one year after the date of termination of the executives’ employment with the Company. The executives also agreed to customary terms regarding confidentiality and ownership of product ideas.

In February 2016, the Company entered into revised employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman, respectively, which provides the executives with a base salary of $275,000 and $225,000, respectively (“Base Salary”). The executives shall receive an annual bonus as shall be determined by the Board or the Compensation Committee, as applicable, in its sole discretion, based upon criteria to be established in its sole discretion. The executives shall also be entitled to receive additional cash, equity or other compensation or benefits in consideration for their services to the Company, at such times and in such amounts as shall be determined in the sole discretion of the Board or the Compensation Committee. In addition, the executives shall be entitled to receive grants of stock options, stock and/or any other equity incentive awards available to senior executives, under the Company’s equity incentive plans, at such times and in such amounts as shall be determined in the sole discretion of the Board or the Compensation Committee.

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

In the event an executive’s employment is terminated by the Company other than for Cause or if an executive resigns for Good Reason, including a Change of Control (as defined in the Employment Agreements) that is accompanied by the executive’s resignation within a twelve month period following that Change of Control, such executive shall be entitled to any earned but unpaid salary, all vested equity, and any earned but unpaid bonus awards through the date of termination. Such executive will also be paid an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period. The Company shall also (i) accelerate the vesting on any of the executive’s unvested stock options, restricted stock grants or other equity incentive awards; and (ii) reimburse the executive for any unreimbursed business expenses incurred by him in accordance with the Company’s policy prior to the date of termination. In the event that the executive is terminated without Cause due to our inability to pay our debts when they generally become due, we will not be liable for the cash severance payments or the payment of annual bonuses due to the executive. The severance benefits potentially payable upon a termination other than for Cause or for Good Reason will be provided subject to the executive signing a general release of claims in our favor prior to payment.

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

Outstanding Equity Awards at November 30, 2016

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	-	-
Steven Lubman	-	-	-

Director Compensation for Year Ending November 30, 2016

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2016. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2016 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alan Plafker	30,000	-	30,000
David Siegel	15,000	-	15,000
Lawrence Chariton	30,000	-	30,000
Gary Jacobs	42,000	-	42,000

(1)	Amounts in this column reflect the grant date value of the option awards granted to each of the directors in accordance with Topic 718, disregarding any estimates of forfeitures. Further details of the methods and assumptions used for purposes of valuing these awards are included in Note F of the Notes to Consolidated Financial Statements in this Annual Report. As of November 30, 2016, Messrs. Plafker, Siegel and Chariton each held 50,000 shares of unexercised but vested stock option awards, and Mr. Jacobs held 125,000 shares of unexercised but vested stock option awards.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

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

The following table sets forth as of February 19, 2017, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
Name and address of	Stock Beneficially		Stock Beneficially
Beneficial Owner(1)	Owned		Owned(2)

Ira Levy	1,170,299		11.45%

Steven J. Lubman	970,108		9.49%

Lawrence Chariton	178,703	(4)(5)	1.75%

Alan Plafker	50,000	(4)(5)	*

Martin Novick	-		-

Gary Jacobs	162,000	(3)(4)(6)	1.58%

All directors and executive officers as a group (6 persons)	2,531,110		24.76%

Michael Tofias
25 Cambridge Drive
Short Hills, NJ 07078	1,267,241		12.4%

Brad Rexroad
970 Reserve Drive, Suite 115
Roseville, CA 95678	680,569		6.7%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.
(2)	Applicable percentage ownership is based on 10,224,431 shares of common stock outstanding as of February 26, 2017.
(3)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.51, which are exercisable within 60 days.
(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.82, which are exercisable within 60 days.
(5)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.
(6)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer and one other individual who is not an executive officer or director of the Company.  Our lease is through September 2020 and our annual rent payments were approximately $253,412 and $250,026 for fiscal 2016 and 2015, respectively.

Item 14.	Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2015 and 2016

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2015 and 2016 by Seligson & Giannattasio, LLP:

	2015	2016
Audit Fees(1)	$151,000	$151,000
Tax Fees(2)	$12,000	$12,000

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1.	Our Consolidated Financial Statements commencing on page F-1 of this Annual Report.

2.	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit to Form 8-K filed on September 16, 2010 and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Surge Components, Inc. (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

3.3	Certificate of Correction of Surge Components, Inc. (filed as exhibit to Form 10-K filed on February 27, 2015 and incorporated herein by reference)

3.4	Certificate of Designation of Series D Preferred Stock of Surge Components, Inc. (filed as exhibit to Form 8-K filed on October 7, 2016 and incorporated herein by reference)

4.1

Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent (filed as exhibit to Form 8-K filed on October 7, 2016 and incorporated herein by reference).

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn BLVD., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.5	Tenancy Agreement between Surge Components, Inc. and Sam Cheong Stove Parts Co. Ltd (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.6	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.7	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.8	2015 Incentive Stock Plan (filed as exhibit to Form 10-K filed on February 26, 2016 and incorporated herein by reference)

10.9	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.10	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.11	Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.12	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.13	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.14	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.15	Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.16	Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.17	Distributor Agreement, dated August 14, 2012, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Form 10-K filed on February 28, 2013 and incorporated herein by reference)

10.18	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.19	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.20	First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.21	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013 (filed as exhibit to Form 10-Q filed on July 15, 2013 and incorporated herein by reference)

10.22

Settlement Agreement, dated as of December 22, 2016, by and among Surge Components, Inc., Ira Levy, Steven J. Lubman, Alan Plafker, Lawrence Chariton, Gary Jacobs and Martin Novick, and Messrs. Michael D. Tofias and Bradley P. Rexroad (filed as exhibit to Form 8-K filed on December 23, 2016 and incorporated herein by reference).

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC

Date: February 28, 2017	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2017
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2017
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2017
Director

/s/ Martin Novick
Martin Novick	February 28, 2017
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2017
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2017
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two year period ended November 30, 2016.  Surge Components, Inc.’s and its subsidiaries’ management are responsible for these consolidated financial statements.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2016 and 2015 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended November 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP

White Plains, New York

February 28, 2017

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2016	2015
ASSETS

Current assets:
Cash	$7,120,601	$7,169,118
Accounts receivable - net of allowance for doubtful accounts of $159,976 and $127,531	5,558,808	4,693,749
Inventory, net	2,929,570	3,199,463
Prepaid expenses and income taxes	144,824	131,522
Deferred income taxes	304,887	249,533

Total current assets	16,058,690	15,443,385

Fixed assets – net of accumulated depreciation and amortization of $2,185,540 and $2,154,182	81,974	104,738

Deferred income taxes	609,773	748,597
Other assets	13,384	13,384

Total assets	$16,763,821	$16,310,104

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (Continued)

	November 30,	November 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2016	2015
Current liabilities:
Accounts payable	$3,237,592	$3,261,763

Accrued expenses and taxes	1,544,882	572,487
Accrued salaries	431,111	528,957

Total current liabilities	5,213,585	4,363,207

Deferred rent	39,962	41,955

Total liabilities	5,253,547	4,405,162

Commitments and contingencies

Shareholders’ equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.

Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value stock, 75,000,000 shares authorized, 10,224,431 and 9,999,125 shares issued and outstanding	10,224	9,999
Additional paid-in capital	23,702,310	23,529,729
Accumulated deficit	(12,202,270)	(11,634,796)

Total shareholders’ equity	11,510,274	11,904,942

Total liabilities and shareholders’ equity	$16,763,821	$16,310,104

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2016	2015
Net sales	$29,556,343	$29,734,493

Cost of goods sold	22,093,768	22,300,757

Gross profit	7,462,575	7,433,736

Operating expenses:
Selling and shipping expenses	2,510,335	2,394,331
General and administrative expenses	5,395,502	3,902,358
Depreciation and amortization	31,358	39,766

Total operating expenses	7,937,195	6,336,455

(Loss) Income before other income and income taxes	(474,620)	1,097,281

Other income:

Investment income	8,724	8,832

Other income	8,724	8,832

(Loss) Income before income taxes	(465,896)	1,106,113

Income taxes	96,578	241,228

Net (Loss) income	$(562,474)	$864,885
Dividends on preferred stock	5,000	7,100

Net (Loss) income available to common shareholders	$(567,474)	$857,785

Net (Loss) income per share available to common shareholders:

Basic	$(.06)	$.09
Diluted	$(.06)	$.09

Weighted Shares Outstanding:
Basic	10,066,202	9,641,542
Diluted	10,066,202	9,759,575

See notes to consolidated financial statements.

 SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2016 and 2015

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2014	23,700	$24	9,080,012	$9,080	$23,192,405	$(12,492,581)	$10,708,928

Preferred stock dividends	-	-	-	-	-	(7,100)	(7,100)

Issuance of options	-	-	-	-	34,913	-	34,913

Exercise of options	-	-	575,000	575	143,175	-	143,750

Issuance of shares for conversion of accrued interest	-	-	113,803	114	102,286	-	102,400

Issuance of shares as compensation	-	-	78,310	78	57,088	-	57,166

Issuance of common shares	(13,700)	(14)	152,000	152	(138)	-	-

Net income	-	-	-	-	-	864,885	864,885

Balance – November 30, 2015	10,000	10	9,999,125	9,999	23,529,729	(11,634,796)	11,904,942

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	99,151	99	74,264	-	74,363

Repurchase of common shares	-	-	(57,283)	(57)	(49,750)	-	(49.807)

Exercise of Options	-	-	183,438	183	148,067		148,250

Net Loss	-	-	-	-	-	(562,474)	(562,474)

Balance – November 30, 2016	10,000	$10	10,224,431	$10,224	$23,702,310	$(12,202,270)	$11,510,274

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(562,474)	$864,885
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	31,358	39,766
Stock compensation expense	74,363	92,079
Deferred income taxes	83,470	185,363
Allowance for doubtful accounts	32,445	33,766

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(897,504)	(293,521)
Inventory	269,893	58,693
Prepaid expenses and income taxes	(13,302)	101,753
Other assets	-	(1,732)
Accounts payable	(24,171)	(27,034)
Deferred rent	(1,993)	1,391
Accrued expenses	869,549	(145,064)

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(138,366)	910,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(8,594)	(59,538)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(8,594)	$(59,538)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of Common Stock	$(49,807)	$-
Proceeds from exercising stock options	148,250	143,750

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	98,443	143,750

NET CHANGE IN CASH	(48,517)	994,557

CASH AT BEGINNING OF PERIOD	7,169,118	6,174,561

CASH AT END OF PERIOD	$7,120,601	$7,169,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$35,959	$55,865

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$7,100

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A – ORGANIZATION, DESCRIPTION OF COMPANY’S BUSINESS AND BASIS OF PRESENTATION

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

(3) Revenue Recognition:

Revenue is recognized for products sold by the Company when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company’s warehouse.

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,925,000 and $3,930,000 for the years ended November 30, 2016 and November 30, 2015 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $303,968 and $266,525 for the years ended November 30, 2016 and November 30, 2015 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $8,972,000 and $9,331,000 for the years ended November 30, 2016 and November 30, 2015 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2016 was $1,552,650. The Company, at November 30, 2016, has a reserve against slow moving and obsolete inventory of $226,874. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At November 30, 2016 and November 30, 2015, the Company’s uninsured cash balances totaled $4,550,807 and $3,988,761, respectively.

(7) Income Taxes:

The Company’s deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes.  A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note G.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2016 and November 30, 2015.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $5,847 and $8,664 for the years ended November 30, 2016 and November 30, 2015 respectively.

(13) Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2016 and November 30, 2015 totaled 452,000 and 518,405, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2016	2015

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	956,637	956,637
Computer Equipment	982,906	974,312
Less-Accumulated Depreciation	(2,185,540)	(2,154,182)
Net Fixed Assets	$81,974	$104,738

Depreciation and amortization expense for the years ended November 30, 2016 and November 30, 2015 was $31,358 and $39,766, respectively.

NOTE D -  ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2016	2015

Commissions	$281,888	$276,724
Preferred Stock Dividends	129,069	124,069
Interest	-	-
Other accrued expenses	323,965	171,694
Accrued Professional Fees	809,960	-
	$1,544,882	$572,487

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

NOTE E – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,229,000 at November 30, 2016. Pension expense for the years ended November 30, 2016 and November 30, 2015 was $1,437 and $2,287, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of November 30, 2016.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of November 30, 2016.

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

Dividends aggregating $129,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2016.  The Company has accrued these dividends.  At November 30, 2016, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2016.

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

Activity in the 2010 Stock Plan for the year ended November 30, 2016 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2015	535,438	$0.85
Options issued in the year ended November 30, 2016	-	$-
Options exercised in the year ended November 30, 2016	(183,438)	$0.81
Options cancelled in the year ended November 30, 2016	-	$-
Options outstanding at November 30, 2016	352,000	$0.87

Options exercisable at November 30, 2016	352,000	$.087

[3] 2015 Incentive Stock Plan

In November 2015, the Company adopted and the shareholders ratified, the 2015 Incentive Stock Plan (“2015 Stock Plan”). The 2015 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

In May 2016 a total of 99,151 shares were issued to the Company’s officers as part of their 2015 bonus compensation under the 2015 Stock Plan.

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

In April 2016, the Company awarded one employee director 67,901 shares of its common stock and another employee director 31,250 shares of its common stock under the 2015 Stock Plan as part of their 2015 bonus. The Company recorded a cost of $74,363 relating to the issuance of these shares.

In October 2016 one employee director exercised options to acquire 50,000 shares of common stock at $0.82 per share and 62,500 shares of common stock at $0.80 per share. In October 2016, one employee director exercised options to acquire 25,000 shares of common stock at $0.82 per share and 45,938 shares of common stock at $0.80 per share.

The intrinsic value of the exercisable options at November 30, 2016 totaled $64,250.  At November 30, 2016 the weighted average remaining life of the stock options is 1.59 years.  At November 30, 2016, there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. Pursuant to such authority and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of November 30, 2016 a total of 57,283 shares have been repurchased for approximately $48,300. In January 2017, the Company terminated its repurchase program.

[5] Compensation of Directors

Compensation for each non-employee director is $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In February 2015, one non-employee director exercised an option and acquired 25,000 shares of common stock for $0.25 per share. In April 2015, two non-employee directors exercised options and acquired 25,000 shares each of common stock for $0.25 per share. In July 2015, options were granted to three non-employee directors each to purchase 25,000 shares of common stock and one non-employee director to purchase 50,000 shares of common stock at an exercise price of $0.87 per share.

NOTE G – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2016	2015
Deferred Tax Assets
Net operating loss	$4,208,030	$4,095,388
Allowance for bad debts	49,276	39,296
Inventory	100,446	100,017
Deferred Rent	15,961	16,756
Depreciation	149,172	156,272
Total deferred tax assets	4,522,885	4,407,729
Valuation allowance	(3,608,225)	(3,409,599)

Deferred Tax Assets	$914,660	$998,130

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $160,000 during the year ended November 30, 2016.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES (CONTINUED)

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2016	November 30, 2015

Current:
Federal	$-	$12,602
States	17,088	42,263

	17,088	55,865
Deferred:
Federal	65,321	146,434
States	14,169	38,929

	79,490	185,363

Provision for income taxes	$96,578	$241,228

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $10,520,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2016	2015
U.S Federal Income tax statutory rate	(34)%	34%
Valuation allowance	78%	(19)%
State income taxes	9%	7%
Other	-	-
Effective tax rate	53%	22%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $173,000 for the year ended November 30, 2016, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2016 are as follows:

Twelve Months Ended
November 30,
2017	$205,262
2018	$179,551
2019	$183,142
2020	$155,154
2021 & thereafter	$-

$723,109

Net rental expense for the years ended November 30, 2016 and November 30, 2015 were $311,081 and $306,263 respectively, of which $253,412 and $250,026 respectively, was paid to the Related Company.

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

NOTE J– MAJOR CUSTOMERS

The Company had two customers who each accounted for 12% of net sales for year ended November 30, 2016 and one customer who accounted for 17% of net sales for the year ended November 30, 2015.  The Company had one customer who accounted for 17% of accounts receivable at November 30, 2016 and one customer who accounted for 10% of accounts receivable at November 30, 2015.

NOTE K- MAJOR SUPPLIERS

During the years ended November 30, 2016 and November 30, 2015 there was one foreign supplier accounting for 50% and 56% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the year ended November 30, 2016, the Company purchased 52% of its products from Taiwan, 14% from Hong Kong, 32% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE L - EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2016	2015
Canada	4,165,701	3,354,552
China	6,248,962	6,274,876
Other Asian Countries	1,437,846	1,059,075
South America	293,769	462,202
Europe	620,156	1,107,043

Revenues are attributed to countries based on location of customer.

NOTE M – SUBSEQUENT EVENTS

[1] Settlement Agreement

On or about October 31, 2016, Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”) filed a Complaint and Motion for Preliminary Injunction against the Company in the eighth Judicial District Court, Clark County, Nevada, Case No. A-16-745890-B, seeking relief including, inter alia, immediate inspection of certain books and records and a 60-day postponement of the scheduled annual meeting of stockholders (“Annual Meeting”). On November 16, 2016, after the Company postponed the Annual Meeting and provided certain books and records to the Stockholders, the Stockholders filed an Amended Complaint, which named all members of the Board as defendants and alleged that the directors had breached their fiduciary duty to the Stockholders. On December 1, 2016, following a hearing, the Court denied the request for a preliminary injunction.  On December 22, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Stockholders.

The Settlement Agreement provides that:

●	the Stockholders irrevocably withdraw their director nominations for the Board and stockholder proposals for the Company’s annual meeting of stockholders for fiscal year 2015 (the “Meeting”);

●	the Stockholders will vote all of their shares of common stock of the Company in accordance with the Board’s recommendations with respect to the election of the Board’s director nominees, the ratification of the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2016 (the “2017 Meeting”) and the ratification of the Company’s rights plan;

●	the Company will hold the Meeting on January 5, 2017 and will hold its annual meeting of stockholders for fiscal year 2016 by December 29, 2017;

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 Meeting;

●	the Company will not make any stock or option grants or grant any other non-cash compensation to its current officers and directors until December 23, 2017;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions;

●	the Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5.0 million shares of its common stock at a price of $1.43 per share (the “Tender Offer”), which Tender Offer will be completed by March 15, 2017;

●	until the day after the announcement of the completion of the Tender Offer, the Board will be composed of no more than seven individuals;

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions;

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed;

●	subject to certain conditions, if the Tender Offer is not completed by March 15, 2017, the Company will (i) appoint the Stockholders to the Board as Class A directors with terms expiring at the Company’s annual meeting of stockholders for fiscal year 2018 (the “2019 Meeting”) and (ii) reduce the size of the Board to six directors, including the Stockholders;

●	the Stockholders will withdraw with prejudice their lawsuit against the Company and the Insiders pending in the State of Nevada; and

●	the Stockholders will be subject to customary standstill provisions until the termination of the Settlement Agreement.

Pursuant to the Settlement Agreement, the Company also agreed to reimburse the expenses of the Stockholders associated with their investment in the Company, including their proxy solicitation and litigation costs, in an amount not to exceed $300,000.

The Settlement Agreement terminates on the date that is 15 business days prior to the deadline for the submission of director nomination and stockholder proposals for the 2019 Meeting.

[2] Tender Offer

In February 2017, the Company commenced a tender offer whereby it offered to purchase for cash up to 5,000,000 shares of its common stock, at a price of $1.43 per share. The tender offer is expected to expire on March 3, 2017.

