Form 10-Q
period 2017-02-28
SURGE COMPONENTS INC
filed 2017-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2017

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

As of April 6, 2017 there were 5,224,431 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	November 30,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash	$7,250,109	$7,120,601
Accounts receivable - net of allowance for doubtful accounts of $159,976 and $159,976	4,033,848	5,558,808
Inventory, net	3,058,909	2,929,570
Prepaid expenses and income taxes	136,040	144,824
Deferred income taxes	318,253	304,887

Total current assets	14,797,159	16,058,690

Fixed assets – net of accumulated depreciation and amortization of $2,193,374 and $2,185,540	87,334	81,974

Deferred income taxes	747,502	609,773
Other assets	13,384	13,384

Total assets	$15,645,379	$16,763,821

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28,	November 30,
	2017	2016
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,957,156	$3,237,592

Accrued expenses and taxes	958,048	1,544,882
Accrued salaries	533,825	431,111

Total current liabilities	4,449,029	5,213,585

Deferred rent	38,748	39,962

Total liabilities	4,487,777	5,253,547

Commitments and contingencies

Shareholders’ equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.

Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value stock, 75,000,000 shares authorized, 10,224,431 and 10,224,431 shares issued and outstanding	10,224	10,224
Additional paid-in capital	23,702,310	23,702,310
Accumulated deficit	(12,554,942)	(12,202,270)

Total shareholders’ equity	11,157,602	11,510,274

Total liabilities and shareholders’ equity	$15,645,379	$16,763,821

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Net sales	$5,665,147	$6,316,011

Cost of goods sold	4,255,794	4,659,999

Gross profit	1,409,353	1,656,012

Operating expenses:
Selling and shipping expenses	560,776	525,846
General and administrative expenses	1,329,063	998,902
Depreciation and amortization	7,834	7,816

Total operating expenses	1,897,673	1,532,564

(Loss) Income before other income and income taxes	(488,320)	123,448

Other income:

Investment income	2,968	1,325

Other income	2,968	1,325

(Loss) Income before income taxes	(485,352)	124,773

Income taxes (benefits)	(135,180)	30,302

Net (Loss) income	$(350,172)	$94,471
Dividends on preferred stock	2,500	2,500

Net (Loss) income available to common shareholders	$(352,672)	$91,971

Net (Loss) income per share available to common shareholders:

Basic	$(.03)	$.01
Diluted	$(.03)	$.01

Weighted Shares Outstanding:
Basic	10,224,431	9,999,125
Diluted	10,224,431	10,115,350

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(350,172)	$94,471
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,834	7,816
Stock compensation expense	-	-
Deferred income taxes	(151,095)	(2,436)
Allowance for doubtful accounts	-	8,440

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,524,960	679,426
Inventory	(129,339)	220,052
Prepaid expenses and income taxes	8,784	(8,045)
Other assets	-	-
Accounts payable	(280,436)	(869,343)
Deferred rent	(1,214)	(355)
Accrued expenses	(486,620)	(214,002)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	142,702	(83,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(13,194)	(1,520)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(13,194)	$(1,520)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Continued)

	Three Months Ended
	February 28, 2017	February 29, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of Common Stock	$-	$-
Proceeds from exercising stock options	-	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	129,508	(85,496)

CASH AT BEGINNING OF PERIOD	7,120,601	7,169,118

CASH AT END OF PERIOD	$7,250,109	$7,083,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$9,611	$3,355

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The results and trends in these interim consolidated financial statements for the three months ended February 28, 2017 and February 29, 2016 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $458,000 and $771,000 for the three months ended February 28, 2017 and February 29, 2016 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $46,774 and $67,554 for the three months ended February 28, 2017 and February 29, 2016 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $1,114,000 and $2,080,000 for the three months ended February 28, 2017 and February 29, 2016 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2017 was $1,289,000. The Company, at February 28, 2017, has a reserve against slow moving and obsolete inventory of $226,874. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivables.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At February 28, 2017 and November 30, 2016, the Company’s uninsured cash balances totaled $4,685,114 and $4,550,807, respectively.

(7) Income Taxes:

The Company’s deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes.  A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note I.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2017 and February 29, 2016.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $1,413 and $1,037 for the three months ended February 28, 2017 and February 29, 2016 respectively.

(13) Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Dilutive securities are excluded from diluted weighted shares outstanding at February 28, 2017 since the Company had a net loss in the period and including the securities would be anti-dilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2017 and February 29, 2016 totaled 635,438 and 519,213, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2017	2016

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	962,637	956,637
Computer Equipment	990,100	982,906
Less-Accumulated Depreciation	(2,193,374)	(2,185,540)
Net Fixed Assets	$87,334	$81,974

Depreciation and amortization expense for the three months ended February 28, 2017 and February 29, 2016 was $7,834 and $7,816, respectively.

NOTE D – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (2.0%). As of February 28, 2017 there were no borrowings under the Credit Line.

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2017	2016

Commissions	$200,812	$281,888
Preferred Stock Dividends	134,069	131,569
Interest	-	-
Other accrued expenses	180,076	321,465
Accrued Professional Fees	443,091	809,960
	$958,048	$1,544,882

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,229,000 at November 30, 2016. Pension expense for the three months ended February 28, 2017 and February 29, 2016 was $1,289 and $1,030, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY

[1] Preferred Stock:

In February 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock in one or more series. In August 2010, the number of preferred shares authorized for issuance was increased to 5,000,000 shares.

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred Stock”). None of the Series A Preferred Stock is outstanding as of February 28, 2017.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred Stock”). None of the Series B Preferred Stock is outstanding as of February 28, 2017.

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

Dividends aggregating $134,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2016.  The Company has accrued these dividends.  At February 28, 2017, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2017.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“2010 Incentive Plan”).  The 2010 Incentive Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Activity in the 2010 Incentive Plan for the three months ended February 28, 2017 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2016	352,000	$0.87
Options issued in the three months ended February 28, 2017	-	$-
Options exercised in the three months ended February 28, 2017	-	$-
Options cancelled in the three months ended February 28, 2017	-	$-
Options outstanding at February 28, 2017	352,000	$0.87

Options exercisable at February 28, 2017	352,000	$0.87

[3] 2015 Equity Incentive Plan

In November 2015, the Company adopted and its shareholders ratified, the 2015 Equity Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan provides for the grant of awards to officers, employees, directors or consultants to the Company to purchase up to an aggregate of 1,500,000 shares of common stock.

In May 2016 a total of 99,151 shares were issued to the Company’s officers as part of their 2015 bonus compensation under the 2015 Incentive Plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation

In April 2016, the Company awarded one employee director 67,901 shares of its common stock and another employee director 31,250 shares of its common stock under the 2015 Incentive Plan as part of their 2015 bonus. The Company recorded a cost of $74,363 relating to the issuance of these shares.

In October 2016 one employee director exercised options to acquire 50,000 shares of common stock at $0.82 per share and 62,500 shares of common stock at $0.80 per share. In October 2016, one employee director exercised options to acquire 25,000 shares of common stock at $0.82 per share and 45,938 shares of common stock at $0.80 per share.

The intrinsic value of the exercisable options at February 28, 2017 totaled $180,960.  At February 28, 2017 the weighted average remaining life of the stock options is 1.43 years.  At February 28, 2017, there was no unrecognized compensation cost related to the stock options granted under the Company’s incentive plans.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. Pursuant to such authority and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of February 28, 2017 a total of 57,283 shares were repurchased for approximately $48,300. In January 2017, the Company terminated its repurchase program.

[5] Compensation of Directors

Compensation for each non-employee director is $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors).

NOTE H – SETTLEMENT AGREEMENT

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NOTE I – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2017	2016
Deferred Tax Assets
Net operating loss	$4,343,920	$4,208,030
Allowance for bad debts	49,276	49,276
Inventory	86,742	100,446
Deferred Rent	15,476	15,961
Depreciation	148,943	149,172
Total deferred tax assets	4,644,357	4,522,885
Valuation allowance	(3,578,602)	(3,608,225)

Total	$1,065,755	$914,660

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $29,600 during the three months ended February 28, 2017.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (CONTINUED)

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2017	February 29, 2016

Current:
Federal	$-	$5,436
States	16,725	27,302

	16,725	32,738
Deferred:
Federal	(125,230)	(1,934)
States	(26,675)	(502)

	(151,905)	(2,436)

Provision for income taxes	$(135,180)	$30,302

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,020,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months Ended
	February 28,	February 29,
	2017	2016
U.S Federal Income tax statutory rate	(34)%	34%
Valuation allowance	16%	(18)%
State income taxes	(9)%	8%
Other	-	-
Effective tax rate	(27)%	24%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – RENTAL COMMITMENTS

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

The Company’s future minimum rental commitments at February 28, 2017 are as follows:

Three Months Ended
February 28,
2018	$195,062
2019	$184,055
2020	$108,608

$487,725

Net rental expense for the three months ended February 28, 2017 and February 29, 2016 were $77,435 and $77,435 respectively, of which $64,034 and $63,174 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements continue until terminated by either party.

The Company’s compensation committee may award these officers with bonuses and will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary amounts need to be made and may also award these officers with annual bonuses.  Pursuant to the employment agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during their employment with the Company and for one year following termination.  If the agreement is terminated other than for cause, the officer would be entitled to any and all base salary earned through the date of termination, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. The officers would also be entitled to receive paid an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

NOTE L – MAJOR CUSTOMERS

The Company had one customer who accounted for 11% of net sales for the three months ended February 28, 2017 and two customers who accounted for 12% and 13% of net sales for the three months ended February 29, 2016.  The Company had no customers who accounted for 10% of accounts receivable at February 28, 2017 and February 29, 2016.

NOTE M – MAJOR SUPPLIERS

During the three months ended February 28, 2017 and February 29, 2016, there was one foreign supplier accounting for 54% and 54% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the three months ended February 28, 2017, the Company purchased 56% of its products from Taiwan, 16% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 29,
	2017	2016
Canada	695,555	1,099,473
China	766,068	1,176,748
Other Asian Countries	358,421	174,096
South America	88,527	84,059
Europe	278,109	78,250

Revenues are attributed to countries based on location of customer.

NOTE O – SUBSEQUENT EVENTS

[1] Tender Offer

In March 2017, the Company completed a tender offer by purchasing for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000.

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

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading “Risk Factors” in our Annual Report on Form 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements for events or circumstances occurring after the date of the filing of this report.

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $46,774 and $67,554 for the three months ended February 28, 2017 and February 29, 2016 respectively.

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

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices that did not previously exist.  For example, customers are moving to centralized purchasing from regional purchasing and are stretching their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on doing business outside of North America. As we pay our suppliers in U.S dollars, whenever the currency exchange rate between U.S dollars and other countries’ currencies change, a supplier is receiving more or less U.S. dollars for its currency, and therefore may raise the prices it charges us accordingly. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects 2017 to be a year of change and challenge. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors.

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

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products. The Company does not believe there is a significant risk with regards to the lack of price protection agreements since many of its inventory items are purchased to fulfill purchase orders received.

Income Taxes

We have made a number of estimates and assumptions relating to the reporting of a deferred income tax asset to prepare our financial statements in accordance with generally accepted accounting principles. These estimates have a significant impact on our valuation allowance relating to deferred income taxes. Our estimates could materially impact the financial statements.

Results of Operations

Consolidated net sales for the three months ended February 28, 2017 decreased by $650,864 or 10.3%, to $5,665,147 as compared to net sales of $6,316,011 for the three months ended February 29, 2016. We attribute the decrease to certain of the Company’s customers having excess inventory in the first part of the first quarter of 2017. This resulted in those customers delaying ordering products from us during the three months ended February 28, 2017. We expect sales for those customers to increase starting in the three months ended May 31, 2017. We also attribute the decrease in net sales to a downward trend in market demand for our products due to adverse market conditions in certain areas of the world, reducing these customers’ demand for our products. Even though these adverse market conditions exist, certain of our customers are doing well which has resulted in an increase in sales to Europe and other areas of Asia for the three months ended February 28, 2017. The Company expects these market conditions to continue through the first half of 2017. The Company also attributes a portion of the decrease in sales to senior management’s attention being diverted due to the recent proxy contest and related settlement.

Our gross profit for the three months ended February 28, 2017 decreased by $246,659 to $1,409,353, or 14.9%, as compared to $1,656,012 for the three months ended February 29, 2016. Gross margin as a percentage of net sales decreased to 24.9% for the three months ended February 28, 2017 compared to 26.2% for the three months ended February 29, 2016. The Company attributed the decrease in gross profit margin and percentage to sales mostly to existing customers with a lower profit margin in the three months ended February 28, 2017. Profit margins in 2016 and 2017 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and does not affect existing orders. These reductions can have a negative impact on our profit margins since it reduces the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. It would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the three months ended February 28, 2017 was $560,776, an increase of $34,930, or 6.6%, as compared to $525,846 for the three months ended February 29, 2016. We attribute the increase to hiring additional salespeople to grow the business, as well as increases in selling expenses such as commissions, printing and freight, offset by a decrease in travel and entertainment expenses.

General and administrative expenses for the three months ended February 28, 2017 was $1,329,063, an increase of $330,161, or 33.1%, as compared to $998,902 for the three months ended February 29, 2016. The increase is due primarily to the costs of approximately $37,000 that the Company incurred during the proxy contest and related settlement with certain shareholders of the Company and costs of approximately $218,000 that the Company incurred in connection with the tender offer completed by the Company in March 2017. . Other increases are due to the hiring of additional employees and increased costs for public company expenses, health insurance and consulting expenses as well as increases in temporary help expense, and partially offset by decreases in general insurance, bad debt expenses and promotional expenses.

Depreciation expense for the three months ended February 28, 2017 was $7,834, an increase of $18, or less than one percent, as compared to $7,816 for the three months ended February 29, 2016.

Investment income for the three months ended February 28, 2017 was $2,968, an increase of $1,643, or 124% compared to $1,325 for the three months ended February 29, 2016.

Tax expense for the three months ended February 28, 2017 was $(135,180), a decrease of $165,482 or 546% as compared to a tax expense of $30,302 for the three months ended February 29, 2016. The decrease is a result of our net loss for the 2017 period and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net loss for the three months ended February 28, 2017 was $350,172, compared to net income of $94,471 for the three months ended February 29, 2016.

Liquidity and Capital Resources

As of February 28, 2017 we had cash of $7,250,109, and working capital of $10,348,130. In March 2017, the Company completed a tender offer purchasing for cash 5,000,000 shares of its common stock at a price of $1.43 per share. In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 28, 2017, we had net cash flow provided by operating activities of $142,702, as compared to net cash flow used in operating activities of $(83,976) for the three months ended February 29, 2016. The increase in cash flow operating activities resulted from a decrease in accounts receivable, as partially offset by the net loss and an increase in cash used by inventory, accounts payable and accrued expenses.

We had net cash flow used in investing activities of $(13,194) for the three months ended February 28, 2017, as compared to net cash flow used in investing activities of $(1,520) for the three months ended February 29, 2016. We attribute the change to the Company purchasing new equipment during the three months ended February 28, 2017.

We had net cash flow provided by financing activities totaling $0 during the three months ended February 28, 2017 as compared to $0 for the three months ended February 29, 2016.

As a result of the foregoing, the Company had a net increase in cash of $129,508 for the three months ended February 28, 2017, as compared to a net decrease in cash of $85,496 for the three months ended February 29, 2016.

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 57,283 shares to date pursuant to such authority. In January 2017, the Board of Directors terminated the repurchase program.

In February 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. As of February 28, 2017 there were no borrowings under the Credit Line. In March 2017, the Company borrowed $1,000,000 under the line of credit. The Company anticipated the line of credit to be utilized for working capital purposes and to be repaid out of expected cash flows to be generated from operations.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2017:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$487,725	195,062	292,663	-	-

Total obligations	$487,725	$195,062	$292,663	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2017 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases

Share repurchase activity during the three months ended February 28, 2017 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2016 to December 31, 2016:	-	$-	-	$451,649
January 1, 2017 to January 31, 2017:	-	$-	-	$451,649
February 1, 2017 to February 28, 2017:	-	-	-	$451,649

Total	-	$-	-	$451,649

(1)	In November 2015, the Company’s Board of Directors authorized a program to repurchase up to $500,000 of the Company’s common stock. The Company’s share repurchase program did not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions pursuant to Rule 10b-18 under the Exchange Act, including under plans complying with Rule 10b5-1 under the Exchange Act. In January 2017, the Company terminated the repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Business Loan Agreement, dated February 22, 2017, between Surge Components Inc. and Citibank N.A.

10.2	Promissory Note, dated February 22, 2017, issued to Citibank N.A.

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 14, 2017	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

