Form 10-Q
period 2017-05-31
SURGE COMPONENTS INC
filed 2017-07-17
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of July 14, 2017 there were 5,224,431 outstanding shares of the Registrant's Common Stock, $.001 par value.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash	$580,366	$7,120,601
Accounts receivable - net of allowance for doubtful accounts of $160,895 and $159,976	5,084,189	5,558,808
Inventory, net	3,041,379	2,929,570
Prepaid expenses and income taxes	146,746	144,824
Deferred income taxes	353,310	304,887

Total current assets	9,205,990	16,058,690

Fixed assets – net of accumulated depreciation and amortization of $2,201,305 and $2,185,540	81,067	81,974

Deferred income taxes	706,621	609,773
Other assets	13,384	13,384

Total assets	$10,007,062	$16,763,821

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31,	November 30,
	2017	2016
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,802,546	$3,237,592
Loan Payable	800,000	-
Accrued expenses and taxes	956,964	1,544,882
Accrued salaries	505,752	431,111

Total current liabilities	6,065,262	5,213,585

Deferred rent	37,533	39,962

Total liabilities	6,102,795	5,253,547

Commitments and contingencies

Shareholders’ equity
Preferred stock - $.001 par value stock, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.

Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value stock, 75,000,000 shares authorized, 5,224,431 and 10,224,431 shares issued and outstanding	10,041	10,224
Additional paid-in capital	16,552,493	23,702,310
Accumulated deficit	(12,658,277)	(12,202,270)

Total shareholders’ equity	3,904,267	11,510,274

Total liabilities and shareholders’ equity	$10,007,062	$16,763,821

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2017	2016	2017	2016
Net sales	$13,098,312	$13,396,453	$7,433,165	$7,080,442

Cost of goods sold	9,895,478	10,104,591	5,639,684	5,444,592

Gross profit	3,202,834	3,291,862	1,793,481	1,635,850

Operating expenses:
Selling and shipping expenses	1,220,974	1,191,146	660,198	665,300
General and administrative expenses	2,544,859	2,088,975	1,215,796	1,090,073
Depreciation and amortization	15,765	15,632	7,931	7,816

Total operating expenses	3,781,598	3,295,753	1,883,925	1,763,189

Loss before other income (expense) and income taxes	(578,764)	(3,891)	(90,444)	(127,339)

Other income (expense):
Investment income	3,105	4,083	137	2,758
Interest expense	(6,815)	-	(6,815)	-

Other income (expense)	(3,710)	4,083	(6,678)	2,758

Loss (income) before income taxes	(582,474)	192	(97,122)	(124,581)

Income taxes (benefit)	(128,967)	13,520	6,212	(16,782)

Net loss	(453,507)	(13,328)	(103,334)	(107,799)
Dividends on preferred stock	2,500	2,500	—	—

Net loss available to common shareholders	$(456,007)	$(15,828)	$(103,334)	$(107,799)

Net loss per share available to common shareholders:

Basic	$(.06)	$.00	$(.02)	$(.01)
Diluted	$(.06)	$.00	$(.02)	$(.01)

Weighted Shares Outstanding:
Basic	7,779,376	10,002,065	5,387,474	10,004,964
Diluted	7,779,376	10,002,065	5,387,474	10,004,964

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(453,507)	$(13,328)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization	15,765	15,632
Stock compensation expense	-	74,363
Deferred income taxes	(145,271)	(13,842)
Allowance for doubtful accounts	919	15,562

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	473,700	478,149
Inventory	(111,809)	(294,514)
Prepaid expenses and income taxes	(1,922)	(29,704)
Other assets	-	-
Accounts payable	564,954	122,799
Deferred rent	(2,429)	(710)
Accrued expenses	(515,777)	(285,311)

NET CASH FLOWS USED IN (PROVIDED BY) OPERATING ACTIVITIES	(175,377)	69,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(14,858)	(1,521)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(14,858)	$(1,521)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Continued)

	Six Months Ended
	May 31, 2017	May 31, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of Common Stock	$-	$(2,287)
Net Borrowings from Loan Payable	800,000	-
Repurchase of Common Stock in Tender Offer	(7,150,000)	-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,350,000)	(2,287)

NET CHANGE IN CASH	(6,540,235)	65,288

CASH AT BEGINNING OF PERIOD	7,120,601	7,169,118

CASH AT END OF PERIOD	$580,366	$7,234,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$9,611	$34,865

Interest paid	$6,815	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2017 and May 31, 2016 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,363,000 and $1,783,000 for the six months ended May 31, 2017 and May 31, 2016 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $141,751 and $177,963 for the six months ended May 31, 2017 and May 31, 2016 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $2,307,000 and $3,946,000 for the six months ended May 31, 2017 and May 31, 2016 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2017 was $1,109,000. The Company, at May 31, 2017, has a reserve against slow moving and obsolete inventory of $245,874. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivables.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At May 31, 2017 and November 30, 2016, the Company’s uninsured cash balances totaled $316,158 and $4,550,807, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2017 and May 31, 2016.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $4,421 and $3,465 for the six months ended May 31, 2017 and May 31, 2016 respectively.

(13) Earnings Per Share

Basic loss (earnings) per share includes no dilution and is computed by dividing net loss (income) available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Dilutive securities are excluded from diluted weighted shares outstanding at May 31, 2017 since the Company had a net loss in the period and including the securities would be anti-dilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2017 and May 31, 2016 totaled 452,000 and 635,438, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2017	2016

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	962,637	956,637
Computer Equipment	991,764	982,906
Less-Accumulated Depreciation	(2,201,305)	(2,185,540)
Net Fixed Assets	$81,067	$81,974

Depreciation and amortization expense for the six months ended May 31, 2017 and May 31, 2016 was $15,765 and $15,632, respectively.

NOTE D – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of May 31, 2017, the balance on the Credit Line was $800,000. As of May 31, 2017, the Company was not in compliance with the covenant for the debt service coverage ratio.

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2017	2016

Commissions	$179,329	$281,888
Preferred Stock Dividends	134,069	131,569
Other accrued expenses	200,475	321,465
Accrued Professional Fees	443,091	809,960
	$956,964	$1,544,882

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,229,000 at November 30, 2016. Pension expense for the six months ended May 31, 2017 and May 31, 2016 was $360 and $1,193, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred Stock”). None of the Series A Preferred Stock is outstanding as of May 31, 2017.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred Stock”). None of the Series B Preferred Stock is outstanding as of May 31, 2017.

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

Dividends aggregating $134,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2016.  The Company has accrued these dividends.  At May 31, 2017, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2017.

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

Activity in the 2010 Incentive Plan for the six months ended May 31, 2017 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2016	352,000	$0.87
Options issued in the six months ended May 31, 2017	-	$-
Options exercised in the six months ended May 31, 2017	-	$-
Options cancelled in the six months ended May 31, 2017	-	$-
Options outstanding at May 31, 2017	352,000	$0.87

Options exercisable at May 31, 2017	352,000	$0.87

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

Stock Compensation

In May 2016, the Company awarded one employee director 67,901 shares of its common stock and another employee director 31,250 shares of its common stock under the 2015 Incentive Plan as part of their 2015 bonus. The Company recorded a cost of $74,363 relating to the issuance of these shares.

In October 2016 one employee director exercised options to acquire 50,000 shares of common stock at $0.82 per share and 62,500 shares of common stock at $0.80 per share. In October 2016, one employee director exercised options to acquire 25,000 shares of common stock at $0.82 per share and 45,938 shares of common stock at $0.80 per share.

The intrinsic value of the exercisable options at May 31, 2017 totaled $9,500.  At May 31, 2017 the weighted average remaining life of the stock options is 1.26 years.  At May 31, 2017, there was no unrecognized compensation cost related to the stock options granted under the Company’s incentive plans.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. Pursuant to such authority and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A total of 57,283 shares were repurchased by the Company under the repurchase program for approximately $48,300. In January 2017, the Company terminated its repurchase program.

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

The Settlement Agreement provides that:

●	the Stockholders irrevocably withdraw their director nominations for the Board and stockholder proposals for the Company’s annual meeting of stockholders for fiscal year 2015 (the “Meeting”);

●	the Stockholders will vote all of their shares of common stock of the Company in accordance with the Board’s recommendations with respect to the election of the Board’s director nominees, the ratification of the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2016 (the “2017 Meeting”) and the ratification of the Company’s rights plan;

●	the Company will hold the Meeting on January 5, 2017 and will hold its annual meeting of stockholders for fiscal year 2016 by December 29, 2017;

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 Meeting;

●	the Company will not make any stock or option grants or grant any other non-cash compensation to its current officers and directors until December 23, 2017;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions;

●	The Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5,000,000 shares of its common stock at at price of $1.43 per share (the “Tender Offer”), which Tender Offer will be completed by March 15, 2017.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

●	until the day after the announcement of the completion of the Tender Offer, the Board will be composed of no more than seven individuals;

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions;

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed;

●	subject to certain conditions, if the Tender Offer is not completed by March 15, 2017, the Company will (i) appoint the Stockholders to the Board as Class A directors with terms expiring at the Company’s annual meeting of stockholders for fiscal year 2018 (the “2019 Meeting”) and (ii) reduce the size of the Board to six directors, including the Stockholders;

●	the Stockholders will withdraw with prejudice their lawsuit against the Company and the Insiders pending in the State of Nevada; and

●	the Stockholders will be subject to customary standstill provisions until the termination of the Settlement Agreement.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2017	2016
Deferred Tax Assets
Net operating loss	$4,423,556	$4,208,030
Allowance for bad debts	49,643	49,276
Inventory	92,333	100,446
Deferred Rent	14,991	15,961
Depreciation	148,756	149,172
Total deferred tax assets	4,729,279	4,522,885
Valuation allowance	(3,669,348)	(3,608,225)

Total	$1,059,931	$914,660

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $61,100 during the six months ended May 31, 2017.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (CONTINUED)

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2017	May 31, 2016

Current:
Federal	$-	$-
States	16,304	27,362

	16,304	27,362
Deferred:
Federal	(121,989)	(10,935)
States	(23,282)	(2,907)

	(145,271)	(13,842)

Provision for income taxes	$(128,967)	$13,520

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $11,020,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months Ended
	May 31,	May 31,
	2017	2016
U.S Federal Income tax statutory rate	(34)%	*	%
Valuation allowance	15%	*	%
State income taxes	(3)%	*	%
Other	-	-
Effective tax rate	(22)%	*	%

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

The Company’s future minimum rental commitments at May 31, 2017 are as follows:

2018	$177,785
2019	$181,341
2020	$184,968
2021	$62,061
$606,155

Net rental expense for the six months ended May 31, 2017 and May 31, 2016 were $156,069 and $155,269 respectively, of which $128,068 and $126,348 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had one customer who accounted for 12% of net sales for the six months ended May 31, 2017 and two customers who accounted for 12% and 13% of net sales for the six months ended May 31, 2016.  The Company had one customer who accounted for 13% of accounts receivable at May 31, 2017 and no customers who accounted for 10% of accounts receivable at November 30, 2016.

NOTE M – MAJOR SUPPLIERS

During the six months ended May 31, 2017 and May 31, 2016, there was one foreign supplier accounting for 51% and 51% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the six months ended May 31, 2017, the Company purchased 53% of its products from Taiwan, 15% from Hong Kong, 27% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	May 31,	May 31,
	2017	2016
Canada	1,808,713	2,140,443
China	2,083,166	2,783,371
Other Asian Countries	715,679	411,617
South America	205,631	150,220
Europe	668,538	216,839

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $141,751 and $177,963 for the six months ended May 31, 2017 and May 31, 2016 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have an engineer on our staff who works with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The electronic components industry continues to change, and at this time there is a shortage of certain electronic components in the markets that the Company serves, which may continue through the first half of 2018. The Company believes that this may be a good opportunity for the Company to achieve business from new customers who are seeking alternative suppliers.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2017 decreased by $298,141 or 2.2%, to $13,098,312 as compared to net sales of $13,396,453 for the six months ended May 31, 2016. However, consolidated net sales for the three months ended May 31, 2017 increased by $352,723 or 5.0%, to $7,433,165 as compared to net sales of $7,080,442 for the three months ended May 31, 2016.We attribute the decrease in the six month period to certain of the Company’s customers having excess inventory in the first part of the first half of 2017. This resulted in those customers delaying ordering products from us during the three months ended February 28, 2017. Sales for those customers increased starting in the three months ended May 31, 2017. We also attribute the decrease in net sales in the six month period to a downward trend in market demand for our products due to adverse market conditions in certain areas of the world, reducing these customers’ demand for our products. Even though these adverse market conditions exist, certain of our customers are doing well which has resulted in an increase in sales to Europe and other areas of Asia for the six months ended May 31, 2017. The Company expects these market conditions to continue through 2017. The Company also attributes a portion of the decrease in sales to senior management’s attention being diverted due to the proxy contest and related settlement in the three months ended February 28, 2017.

Our gross profit for the six months ended May 31, 2017 decreased by $89,028 to $3,202,834, or 2.7%, as compared to $3,291,862 for the six months ended May 31, 2016. Gross margin as a percentage of net sales decreased to 24.5% for the six months ended May 31, 2017, as compared to 24.6% for the six months ended May 31, 2016. Our gross profit for the three months ended May 31, 2017 increased by $157,631 to $1,793,481, or 9.6%, as compared to $1,635,850 for the three months ended May 31, 2016. Gross margin as a percentage of net sales increased to 24.1% for the three months ended May 31, 2017 compared to 23.1% for the three months ended May 31, 2016. The Company attributed the decrease in gross profit margin mostly to existing customers with a lower profit margin in the three months ended May 31, 2017. We attribute the increase in gross profit and gross profit as a percentage of net sales in the three months ended May 31, 2017 to new business with customers with higher profit margins as well as increases in business with existing customers with higher profit margins. Profit margins in 2016 and 2017 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the six months ended May 31, 2017 was $1,220,974, an increase of $29,828, or 2.5%, as compared to $1,191,146 for the six months ended May 31, 2016. Selling and shipping expenses for the three months ended May 31, 2017 was $660,198, a decrease of $5,102, or less than 1%, as compared to $665,300 for the three months ended May 31, 2016. We attribute the increase for the six months ended May 31, 2017 to hiring additional salespeople to grow the business, as well as increases in selling expenses such as commissions and freight, offset by a decrease in advertising and travel and entertainment expenses. We attribute the decrease for the three months ended May 31, 2017 to decreases in commissions and advertising expense as well as travel and entertainment and auto expenses offset by increases due to hiring additional salespeople and freight expenses.

General and administrative expenses for the six months ended May 31, 2017 was $2,544,859, an increase of $455,884, or 21.8%, as compared to $2,088,975 for the six months ended May 31, 2016. General and administrative expenses for the three months ended May 31, 2017 was $1,215,796, an increase of $125,723, or 11.5%, as compared to $1,090,073 for the three months ended May 31, 2016. The increase during the six months ended May 31, 2017 is due primarily to the costs of approximately $37,000 that the Company incurred during the proxy contest and related settlement with certain shareholders of the Company and costs of approximately $330,000 that the Company incurred in connection with the tender offer completed by the Company in March 2017 and other related expenses. The Company is in discussions with its insurance carrier regarding reimbursement for some of the costs the Company incurred in connection with the contested proxy, settlement agreement and tender offer. Other increases are due to the hiring of additional employees and increased costs for public company expenses, health insurance, computer and consulting expenses as well as increases in general insurance, and partially offset by decreases in temporary help expense, utilities, bad debt expenses and promotional expenses.  We attribute the increase in the three months ended May 31, 2017 primarily to costs of approximately $54,000 that the Company incurred in connection with the tender offer completed by the Company in March 2017 and other related expenses. Other increases are due to increases in health insurance, investor relations expenses, general insurance and computer expenses offset by decreases in temporary help, utilities, consulting and bad debt expenses.

Depreciation expense for the six months ended May 31, 2017 was $15,765, an increase of $133, or less than one percent, as compared to $15,632 for the six months ended May 31, 2016. Depreciation expense for the three months ended May 31, 2017 was $7,931, an increase of $115, or less than one percent, as compared to $7,816 for the three months ended May 31, 2016.

Investment income for the six months ended May 31, 2017 was $3,105, a decrease of $978, or 24% compared to $4,083 for the six months ended May 31, 2016. Investment income for the three months ended May 31, 2017 was $137, a decrease of $2,621, or 95% compared to $2,758 for the three months ended May 31, 2016. We attribute the decrease to the decrease in the Company’s cash due to the tender offer completed in March 2017.

Interest expense for the six and three months ended May 31, 2017 was $6,815 as compared to $0 for the six and three months ended May 31, 2016. We attribute the increase to the utilization of the credit line that the Company obtained to help fund its operations following the tender offer completed in March 2017.

The tax benefit for the six months ended May 31, 2017 was $(128,967), a decrease of $142,487 or 1053% as compared to a tax expense of $13,520 for the six months ended May 31, 2016. Tax expense for the three months ended May 31, 2017 was $6,212, an increase of $22,994 or 137% as compared to a tax expense of $16,782 for the three months ended May 31, 2016. The decrease is a result of our net loss for such period and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, the net loss for the six months ended May 31, 2017 was $453,507, compared to a net loss of $13,328 for the six months ended May 31, 2016. The net loss for the three months ended May 31, 2017 was $103,334, compared to a net loss of $107,799 for the three months ended May 31, 2016.

Liquidity and Capital Resources

As of May 31, 2017 we had cash of $580,366, and working capital of $3,140,728. In March 2017, the Company completed a tender offer purchasing for cash 5,000,000 shares of its common stock at a price of $1.43 per share. In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2017, we had net cash flow used in operating activities of $(175,377), as compared to net cash flow provided by operating activities of $69,096 for the six months ended May 31, 2016. The decrease in cash flow from operating activities resulted from the net loss and decrease in accrued expenses as partially offset by an increase in accounts payable and a smaller increase in inventory.

We had net cash flow used in investing activities of $(14,858) for the six months ended May 31, 2017, as compared to net cash flow used in investing activities of $(1,521) for the six months ended May 31, 2016. We attribute the change to the Company purchasing new equipment during the six months ended May 31, 2017.

We had net cash flow used in financing activities totaling $(6,350,000) during the six months ended May 31, 2017 as compared to $(2,287) for the six months ended May 31, 2016. We attribute the change to the Company completing the tender offer in March 2017 and the use of the credit line in the six months ended May 31, 2017.

As a result of the foregoing, the Company had a net decrease in cash of $6,540,235 for the six months ended May 31, 2017, as compared to a net increase in cash of $65,288 for the six months ended May 31, 2016.

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 57,283 shares to date pursuant to such authority. In January 2017, the Board of Directors terminated the repurchase program.

In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit. The Company anticipated the line of credit to be utilized for working capital purposes and to be repaid out of expected cash flows to be generated from operations. As of May 31, 2017 the balance on the Credit Line was $800,000. As of May 31, 2017, the Company was not in compliance with the covenant for the debt service coverage ratio for the Credit Line.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2017:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$606,155	177,785	366,309	62,061	-

Total obligations	$606,155	$177,785	$366,309	$62,061	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2017 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchases

Share repurchase activity during the three months ended May 31, 2017 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2017 to March 31, 2017:	5,000,000	$1.43	5,000,000	$0
April 1, 2017 to April 30, 2017:		$-	-	$0
May 1, 2017 to May 31, 2017:		-	-	$0

Total	5,000,000	$1.43	5,000,000	$0

(1)	Shares were purchased in connection with our tender offer, which commenced on February 3, 2017, in which shareholders were given the opportunity to purchase for cash up to 5,000,000 shares of our common stock at a price of $1.43 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The tender offer expired on March 3, 2017.

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

SURGE COMPONENTS, INC.

Date: July 17, 2017	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

