Form 10-Q
period 2017-08-31
SURGE COMPONENTS INC
filed 2017-10-16
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2017

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

As of October 16, 2017, the registrant had 5,224,431 shares of common stock, $.001 par value, outstanding.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash	$1,537,367	$7,120,601
Accounts receivable - net of allowance for doubtful accounts of $160,895 and $159,976	6,043,381	5,558,808
Inventory, net	2,813,582	2,929,570
Prepaid expenses and income taxes	165,169	144,824
Deferred income taxes	310,712	304,887

Total current assets	10,870,211	16,058,690

Fixed assets – net of accumulated depreciation and amortization of $2,209,187 and $2,185,540	73,185	81,974

Deferred income taxes	621,425	609,773
Other assets	13,384	13,384

Total assets	$11,578,205	$16,763,821

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31,	November 30,
	2017	2016
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,132,010	$3,237,592
Loan Payable	600,000	-
Accrued expenses and taxes	953,018	1,544,882
Accrued salaries	540,187	431,111

Total current liabilities	7,225,215	5,213,585

Deferred rent	36,318	39,962

Total liabilities	7,261,533	5,253,547

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.

Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 75,000,000 shares authorized, 5,224,431 and 10,224,431 shares issued and outstanding	5,224	10,224
Additional paid-in capital	16,557,310	23,702,310
Accumulated deficit	(12,245,872)	(12,202,270)

Total shareholders’ equity	4,316,672	11,510,274

Total liabilities and shareholders’ equity	$11,578,205	$16,763,821

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2017	2016	2017	2016
Net sales	$21,793,936	$21,639,650	$8,695,624	$8,243,197

Cost of goods sold	16,341,339	16,209,408	6,445,861	6,104,817

Gross profit	5,452,597	5,430,242	2,249,763	2,138,380

Operating expenses:
Selling and shipping expenses	1,892,777	1,848,239	671,802	657,093
General and administrative expenses	3,565,066	3,092,754	1,020,208	1,003,779
Depreciation and amortization	23,647	23,448	7,882	7,816

Total operating expenses	5,481,490	4,964,441	1,699,892	1,668,688

(Loss) income before other income (expense) and income taxes	(28,893)	465,801	549,871	469,692

Other income (expense):
Investment income	3,106	6,385	1	2,303
Interest expense	(16,056)	-	(9,242)	-

Other income (expense)	(12,950)	6,385	(9,241)	2,303

(Loss) income before income taxes	(41,843)	472,186	540,630	471,995

Income taxes (benefit)	(3,241)	93,588	125,727	80,067

Net (loss) income	(38,602)	378,598	414,903	391,928
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net (loss) income available to common shareholders	$(43,602)	$373,598	$412,403	$389,428

Net (loss) income per share available to common shareholders:

Basic	$(.01)	$.04	$.08	$.04
Diluted	$(.01)	$.04	$.08	$.04

Weighted Shares Outstanding:
Basic	7,323,511	10,031,192	5,224,431	10,089,131
Diluted	7,323,511	10,147,640	5,383,029	10,205,579

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	August 31, 2017	August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,602)	$378,598
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,647	23,448
Stock compensation expense	-	74,363
Deferred income taxes	(17,477)	70,704
Allowance for doubtful accounts	919	24,004

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(485,492)	(909,379)
Inventory	115,988	(133,894)
Prepaid expenses and income taxes	(20,345)	(31,588)
Other assets	-	-
Accounts payable	1,894,418	522,339
Deferred rent	(3,644)	(1,064)
Accrued expenses	(487,788)	(202,846)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	981,624	(185,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(14,858)	(1,520)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(14,858)	$(1,520)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Continued)

	Nine Months Ended
	August 31, 2017	August 31, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Common Stock	$-	$(23,006)
Net Borrowings from Loan Payable	600,000	-
Repurchase of Common Stock in Tender Offer	(7,150,000)	-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,550,000)	(23,006)

NET CHANGE IN CASH	(5,583,234)	(209,841)

CASH AT BEGINNING OF PERIOD	7,120,601	7,169,118

CASH AT END OF PERIOD	$1,537,367	$6,959,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$14,875	$34,865

Interest paid	$16,056	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2017 and August 31, 2016 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through the freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,825,000 and $2,885,000 for the nine months ended August 31, 2017 and August 31, 2016 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $230,646 and $301,396 for the nine months ended August 31, 2017 and August 31, 2016 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $3,741,000 and $6,434,000 for the nine months ended August 31, 2017 and August 31, 2016 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2017 was $1,144,000. At August 31, 2017, the Company has a reserve against slow moving and obsolete inventory of $262,874. From time to time, the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash in a limited number of financial institutions.   At August 31, 2017 and November 30, 2016, the Company’s uninsured cash balances totaled $972,872 and $4,550,807, respectively.

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

The Company follows the provisions of the Accounting Standards Codification (“ASC”) 740, “Income Taxes.” There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2013, and state tax examinations for years before fiscal years ending November 30, 2012. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of interest expense. There was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2017 and August 31, 2016.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $8,070 and $4,991 for the nine months ended August 31, 2017 and August 31, 2016 respectively.

(13) Earnings (Loss) Per Share

Basic loss (earnings) per share includes no dilution and is computed by dividing net loss (income) available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock will be exercised for shares of common stock. Dilutive securities are excluded from diluted weighted shares outstanding for the nine months ended August 31, 2017 since the Company had a net loss in the period and including the securities would be anti-dilutive. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2017 and August 31, 2016 totaled 402,000 and 518,991, respectively.

(14) Stock Based Compensation

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with ASC 718.   The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2017	2016

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	962,637	956,637
Computer Equipment	991,764	982,906
Less-Accumulated Depreciation	(2,209,187)	(2,185,540)
Net Fixed Assets	$73,185	$81,974

Depreciation and amortization expense for the nine months ended August 31, 2017 and August 31, 2016 was $23,647 and $23,448, respectively.

NOTE D – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of August 31, 2017, the balance on the Credit Line was $600,000. As of August 31, 2017, the Company was not in compliance with the covenant for the debt service coverage ratio.

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2017	2016

Commissions	$226,268	$281,888
Preferred Stock Dividends	136,569	131,569
Other accrued expenses	147,090	321,465
Accrued Professional Fees	443,091	809,960
	$953,018	$1,544,882

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,229,000 at November 30, 2016. Pension expense for the nine months ended August 31, 2017 and August 31, 2016 was $773 and $1,535, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred Stock”). None of the Series A Preferred Stock is outstanding as of August 31, 2017.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred Stock”). None of the Series B Preferred Stock is outstanding as of August 31, 2017.

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

Dividends aggregating $136,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2017.  The Company has accrued these dividends.  At August 31, 2017, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2017.

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

Activity in the 2010 Incentive Plan for the nine months ended August 31, 2017 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2016	352,000	$0.87
Options issued in the nine months ended August 31, 2017	-	$-
Options exercised in the nine months ended August 31, 2017	-	$-
Options cancelled in the nine months ended August 31, 2017	(50,000)	$0.51
Options outstanding at August 31, 2017	302,000	$0.92

Options exercisable at August 31, 2017	302,000	$0.92

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

The intrinsic value of the exercisable options at August 31, 2017 totaled $0.  At August 31, 2017 the weighted average remaining life of the stock options is 1.3 years.  At August 31, 2017, there was no unrecognized compensation cost related to the stock options granted under the Company’s incentive plans.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[4] Authorized Repurchase of Shares:

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of common stock in the open market or in privately negotiated transactions. Pursuant to such authority and pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), a total of 57,283 shares were repurchased by the Company for approximately $48,300. In January 2017, the Company terminated its repurchase program.

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

NOTE H – SETTLEMENT AGREEMENT (Continued)

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2017	2016
Deferred Tax Assets
Net operating loss	$3,937,672	$4,208,030
Allowance for bad debts	49,643	49,276
Inventory	97,126	100,446
Deferred Rent	14,505	15,961
Depreciation	148,548	149,172
Total deferred tax assets	4,247,494	4,522,885
Valuation allowance	(3,315,357)	(3,608,225)

Total	$932,137	$914,660

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $293,000 during the nine months ended August 31, 2017.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2017	August 31, 2016

Current:
Federal	$821	$5,217
States	13,415	17,667

	14,236	22,884
Deferred:
Federal	(13,544)	54,796
States	(3,933)	15,908

	(17,477)	70,704

Provision for income taxes	$(3,241)	$93,588

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $9,844,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine Months Ended
	August 31,	August 31,
	2017	2016
U.S Federal Income tax statutory rate	(34)%	34%
Valuation allowance	30%	(22)%
State income taxes	(3)%	8%
Other	-	-
Effective tax rate	(7)%	20%

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

In June 2015, the Company renewed its lease to rent office space and a warehouse in Hong Kong for two years and is currently in negotiations to renew the lease. Annual minimum rental payments for this space are approximately $58,500.

The Company’s future minimum rental commitments at August 31, 2017 are as follows:

2018	$178,662
2019	$182,236
2020	$185,880
2021	$15,516
$562,294

Net rental expense for the nine months ended August 31, 2017 and August 31, 2016 were $235,334 and $233,504 respectively, of which $192,102 and $189,522 respectively, was paid to the Related Company.

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

The Company’s compensation committee may award these officers with bonuses and will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary amounts need to be made and may also award these officers with annual bonuses.  Pursuant to the employment agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during their employment with the Company and for one year following termination.  If the agreement is terminated other than for cause, the officer would be entitled to all base salary earned through the date of termination, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. The officers would also be entitled to receive an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

NOTE L – MAJOR CUSTOMERS

The Company had one customer who accounted for 13% of net sales for the nine months ended August 31, 2017 and two customers who accounted for 12% and 11% of net sales for the nine months ended August 31, 2016.  The Company had no customers who accounted for 10% of accounts receivable at August 31, 2017 and November 30, 2016.

NOTE M – MAJOR SUPPLIERS

During the nine months ended August 31, 2017 and August 31, 2016, there was one foreign supplier accounting for 49% and 51% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2017, the Company purchased 52% of its products from Taiwan, 14% from Hong Kong, 30% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2017	2016
Canada	2,945,872	3,397,316
China	3,506,149	4.597,904
Other Asian Countries	1,391,537	993,521
South America	300,130	235,960
Europe	1,042,237	314,814

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer pays us a commission. The amount of the commission is determined based on the profit margin of the product. Commission revenue totaled $230,646 and $301,396 for the nine months ended August 31, 2017 and August 31, 2016 respectively.

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

The electronic components industry continues to change, and at this time there is a shortage of certain electronic components in the markets that the Company serves, which may continue through the first half of 2018. The Company believes that this may be a potential opportunity for the Company to achieve business from new customers who are seeking alternative suppliers.

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

These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully with new and future disruptors.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $31,000.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2017 increased by $154,286 or less than 1%, to $21,793,936 as compared to net sales of $21,639,650 for the nine months ended August 31, 2016. Consolidated net sales for the three months ended August 31, 2017 increased by $452,427 or 5.5%, to $8,695,624 as compared to net sales of $8,243,197 for the three months ended August 31, 2016.We attribute the increase in the nine months and three months period to the increase in business with new customers as well as additional business with existing customers. In addition, certain of the Company’s customers having excess inventory in the beginning of 2017. This resulted in those customers delaying ordering products from us during the three months ended February 28, 2017. Sales for those customers increased after February 28, 2017.

Our gross profit for the nine months ended August 31, 2017 increased by $22,355 to $5,452,597, or less than 1%, as compared to $5,430,242 for the nine months ended August 31, 2016. Gross margin as a percentage of net sales remained relatively flat at 25% for the nine months ended August 31, 2017, as compared to 25.1% for the nine months ended August 31, 2016. Our gross profit for the three months ended August 31, 2017 increased by $111,383 to $2,249,763, or 5.2%, as compared to $2,138,380 for the three months ended August 31, 2016. Gross margin as a percentage of net sales remained relatively flat at 25.9% for the three months ended August 31, 2017 compared to 25.9% for the three months ended August 31, 2016. Profit margins in 2016 and 2017 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the nine months ended August 31, 2017 was $1,892,277, an increase of $44,538, or 2.4%, as compared to $1,848,239 for the nine months ended August 31, 2016. Selling and shipping expenses for the three months ended August 31, 2017 was $671,802, an increase of $14,709, or 2.2%, as compared to $657,093 for the three months ended August 31, 2016. We attribute the increase for the nine months ended August 31, 2017 to hiring additional salespeople to grow the business, as well as increases in selling expenses such as commissions and freight out and shipping expenses, offset by a decrease in advertising and travel and entertainment expenses. We attribute the increase for the three months ended August 31, 2017 to increases resulting from hiring additional salespeople and freight out expenses as well as travel expenses and commissions, offset by decreases in entertainment, advertising and sales payroll expenses.

General and administrative expenses for the nine months ended August 31, 2017 was $3,565,066, an increase of $472,312, or 15.3%, as compared to $3,092,754 for the nine months ended August 31, 2016. General and administrative expenses for the three months ended August 31, 2017 was $1,020,208, an increase of $16,429, or 1.6%, as compared to $1,003,779 for the three months ended August 31, 2016. The increase during the nine months ended August 31, 2017 is due primarily to the costs of approximately $37,000 that the Company incurred during the proxy contest and related settlement with certain shareholders of the Company and costs of approximately $330,000 that the Company incurred in connection with the tender offer completed by the Company in March 2017 and other related expenses. The Company is in discussions with its insurance carrier regarding reimbursement for some of the costs the Company incurred in connection with the contested proxy, settlement agreement and tender offer. Other increases are due to the hiring of additional employees and increased costs for public company expenses, health insurance, computer and consulting expenses as well as increases in general insurance, maintenance fees, directors fees, bank charges, and executive compensation related to prior year and partially offset by decreases in temporary help expense, utilities, bad debt expenses, dues and subscriptions and promotional expenses.  We attribute the increase in the three months ended August 31, 2017 to hiring new employees, increases in health insurance, general insurance, maintenance expenses and directors fees, offset by decreases in office expenses, temporary help, professional fees, dues and subscriptions and bad debt expenses.

Depreciation expense for the nine months ended August 31, 2017 was $23,647, an increase of $199, or less than one percent, as compared to $23,448 for the nine months ended August 31, 2016. Depreciation expense for the three months ended August 31, 2017 was $7,882, an increase of $66, or less than one percent, as compared to $7,816 for the three months ended August 31, 2016.

Investment income for the nine months ended August 31, 2017 was $3,106, a decrease of $3,279, or 51.4%, compared to $6,385 for the nine months ended August 31, 2016. Investment income for the three months ended August 31, 2017 was $1, a decrease of $2,302, or 100% compared to $2,303 for the three months ended August 31, 2016. We attribute the decrease to the decrease in the Company’s cash balance due to the tender offer completed in March 2017.

Interest expense for the nine months ended August 31, 2017 was $16,056 as compared to $0 for the nine months ended August 31, 2017. Interest expense for the three months ended August 31, 2017 was $9,242 as compared to $0 for the three months ended August 31, 2016. We attribute the increase to the utilization of the credit line that the Company obtained to help fund its operations following the tender offer completed in March 2017.

The tax benefit for the nine months ended August 31, 2017 was $(3,241), a decrease of $96,829 or 103.5% as compared to a tax expense of $93,588 for the nine months ended August 31, 2016. Tax expense for the three months ended August 31, 2017 was $125,727, an increase of $45,660 or 57% as compared to a tax expense of $80,067 for the three months ended August 31, 2016. The changes result from our net income (loss) for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, the net loss for the nine months ended August 31, 2017 was $38,602, compared to a net income of $378,598 for the nine months ended August 31, 2016. The net income for the three months ended August 31, 2017 was $414,903, compared to a net income of $391,928 for the three months ended August 31, 2016.

Liquidity and Capital Resources

As of August 31, 2017 we had cash of $1,537,367, and working capital of $3,644,996. In March 2017, the Company completed a tender offer purchasing for cash 5,000,000 shares of its common stock at a price of $1.43 per share. In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000. As of August 31, 2017 the balance on the line of credit was $600,000. We believe that our working capital levels and available financing are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2017, we had net cash flow provided by operating activities of $981,624, as compared to net cash flow used in operating activities of $(185,315) for the nine months ended August 31, 2016. The increase in cash flow from operating activities resulted from an increase in accounts payable, a decrease in inventory and a smaller increase in accounts receivable as partially offset by the net loss and an increase in accrued expenses.

We had net cash flow used in investing activities of $(14,858) for the nine months ended August 31, 2017, as compared to net cash flow used in investing activities of $(1,520) for the nine months ended August 31, 2016. We attribute the change to the Company purchasing new equipment during the nine months ended August 31, 2017.

We had net cash flow used in financing activities totaling $(6,550,000) during the nine months ended August 31, 2017 as compared to $(23,006) for the nine months ended August 31, 2016. We attribute the change to the Company completing the tender offer in March 2017 and the use of the line of credit in the nine months ended August 31, 2017.

As a result of the foregoing, the Company had a net decrease in cash of $5,583,234 for the nine months ended August 31, 2017, as compared to a net decrease in cash of $209,841 for the nine months ended August 31, 2016.

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 57,283 shares to date pursuant to such authority. In January 2017, the Board of Directors terminated the repurchase program.

In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. Since March 2017, the Company has repaid $400,000 under the line of credit and as of August 31, 2017 the balance on the line of credit was $600,000. As of August 31, 2017, the Company was not in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2017:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Long-term debt	$-	$-	$-	$-	$-
Operating leases	$562,294	178,662	368,116	15,116	-

Total obligations	$562,294	$178,662	$368,116	$15,116	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2017 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 16, 2017	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

