Form 10-K
period 2017-11-30
SURGE COMPONENTS INC
filed 2018-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 31, 2017, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $2.04 million.

The Registrant’s common stock outstanding as of February 26, 2018, was 5,224,431 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $244,631 and $303,968 for the fiscal years ended November 30, 2017 (“Fiscal 2017”) and November 30, 2016 (“Fiscal 2016”), respectively.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2017 and Fiscal 2016, capacitors accounted for approximately 51% and 50% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2017 and Fiscal 2016. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 40% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2017.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2017, we maintained inventory valued at $3,161,587.

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

Product Availability

Surge obtains substantially all of its products from manufacturers in Asia, while Challenge historically purchases its products both domestically and from Asia. However, in Fiscal 2017 and Fiscal 2016, Challenge purchased approximately 95% and 96%, respectively, of its products overseas as a result of Challenge’s introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2017, those foreign manufactured products were supplied from manufacturers in Taiwan (51%), Hong Kong (16%), elsewhere in Asia (31%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2017 and Fiscal 2016, one of Surge’s vendors, Lelon Electronics, accounted for approximately 49% and 50% of Surge’s consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

The components business has, from time to time, experienced periods of shortages in product supply, usually as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices and or reduce the number of units sold to given customers. Should there be shortages in the future, such shortages may benefit our business if we get preferential supply from our manufacturers. It could also have an adverse effect upon our business, in the case that our manufacturers don’t have enough capacity to provide enough components. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. While our manufacturing partners are experiencing extended delivery times we believe that these delivery times are less than the delivery times experienced by its competitors. This has caused a slower ramp up in new business because of the longer lead time necessary to get products to customers. We expect this trend to continue at least through mid-2018.

Marketing and Sales

Surge’s sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs thirteen sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. As of November 30, 2017, we had representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. One of our customers, Future Electronics, accounted for 12% of net sales for Fiscal 2017, and two of our customers, TTI, Inc. and Future Electronics each accounted for 12% of net sales for Fiscal 2016. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

On April 6, 2017, the Board of Directors elected Peter Levy as a Class C Director. He is an independent director. To date, the Company did not have its 2017 shareholders meeting but expects to have the shareholders meeting in the beginning of April 2018.

Tender Offer

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

Backlog

As of November 30, 2017, our backlog was approximately $8,189,000, as compared with $6,367,798 at November 30, 2016. Substantially all backlog is expected to be shipped by us within 90 to 180 days. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2017, Surge and Challenge employed 38 persons, two of whom are employed in executive capacities, twelve are engaged in sales, three in engineering, two in purchasing, five in administrative capacities, seven in customer service, two in accounting and five in warehousing. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 49% and 50% of the Company’s consolidated purchases in the years ending November 30, 2017 and November 30, 2016. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2017, approximately 12% of our net sales were derived from sales to one customer. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

The computer systems and network infrastructure that we use could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our computer systems and network infrastructure against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and damage our reputation.

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

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our large inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in certain discrete semiconductor components. However, future shortages may have an adverse effect upon our business especially if we were to reduce inventory to cut costs and reduce risks of obsolescence.

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

Approximately 98% of the total goods which we purchased in Fiscal 2017 were manufactured in foreign countries, with the majority purchased from Taiwan (51%), Hong Kong (16%), elsewhere in Asia (31%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity owned equally by Ira Levy, Surge’s president, Steven Lubman, Surge’s vice president and one of its former directors, Mark Siegel. Our lease is through September 30, 2020 and our monthly rent for the year ended November 30, 2017 is $14,913. Our monthly rent will increase over the 10 year term, reaching $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2015, the Company renewed its lease to rent office space and a warehouse in Hong Kong for two years and is currently in negotiations to renew the lease. Annual minimum rental payments for this space are approximately $58,500.

Item 3.	Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject except as set forth below.

On or about October 31, 2016, Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”) filed a Complaint and Motion for Preliminary Injunction against the Company in the eighth Judicial District Court, Clark County, Nevada, Case No. A-16-745890-B, seeking relief including, inter alia, immediate inspection of certain books and records and a 60-day postponement of the scheduled annual meeting of stockholders (“Annual Meeting”). On November 16, 2016, after the Company postponed the Annual Meeting and provided certain books and records to the Stockholders, the Stockholders filed an Amended Complaint, which named all members of the Board as defendants and alleged that the directors had breached their fiduciary duty to the Stockholders. On December 1, 2016, following a hearing, the Court denied the request for a preliminary injunction. On December 22, 2016, pursuant to the terms of the Settlement Agreement, the parties entered into a stipulation dismissing the Nevada case with prejudice, which was so ordered by the Court. Under the Settlement Agreement, the parties also agreed to mutual releases and the Stockholders agreed to customary standstill provisions until the termination of the Settlement Agreement. See “Business – Settlement Agreement” for a description of the Settlement Agreement.

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

Fiscal Quarter	High	Low
2016 First Quarter	$0.81	$0.69
2016 Second Quarter	$0.89	$0.73
2016 Third Quarter	$0.85	$0.52
2016 Fourth Quarter	$1.40	$0.75
2017 First Quarter	$1.40	$0.71
2017 Second Quarter	$1.37	$0.59
2017 Third Quarter	$0.80	$0.53
2017 Fourth Quarter	$1.40	$0.56

As of the date of the filing of this report, there are 5,224,431 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 184 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2017 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	250,000	$0.94	1,776,859

Equity compensation plan not yet approved by security holders	-	-	-

Total	250,000	$0.94	1,776,859

(1)	Represents the Company’s 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

None.

Item 6.	Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $244,631 and $303,968 for the fiscal year ended November 30, 2017 and November 30, 2016 respectively.

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

The electronic components industry continues to change, and at this time there is a shortage of certain electronic components in the markets that the Company serves, which may continue through the first half of 2018. The Company believes that this may be a potential opportunity for the Company to achieve business from new customers who are seeking alternative suppliers. Conversely, as our factory lead time has extended, we are now offering less benefits to customers as we had previously done.

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices, that did not previously exist.  For example, customers are moving to centralized purchasing from regional purchasing and are stretching their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects 2018 to be a year of change and challenge. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. Another aspect of the electronics industry that has caused disruption and stress is the extended lead time for products in certain categories. Because of this extended lead time, the time from approval to shipping to customers is longer, which may prevent us from increasing our business as quickly as we had done previously.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2017 increased by $218,934 or 0.7%, to $29,775,277 as compared to net sales of $29,556,343 for the fiscal year ended November 30, 2016. We attribute the increase to an increase in business with new customers as well as additional business with existing customers.

Our gross profit for the fiscal year ended November 30, 2017 increased by $47,921 to $7,510,496, or 0.6%, as compared to $7,462,575 for the fiscal year ended November 30, 2016. Gross margin as a percentage of net sales remained flat at 25.2% for the fiscal year ended November 30, 2017 compared to 25.2% for the fiscal year ended November 30, 2016. Profit margins in 2016 and 2017 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the fiscal year ended November 30, 2017 was $2,527,599, an increase of $17,264, or less than 1%, as compared to $2,510,335 for the fiscal year ended November 30, 2016. We attribute the increase to hiring additional salespeople to grow the business, as well as increases in selling expenses such as freight, shipping and printing expenses, offset by a decrease in commissions, travel and entertainment expenses and advertising expenses.

General and administrative expenses for the fiscal year ended November 30, 2017 was $4,614,802, a decrease of $780,700, or 14.5%, as compared to $5,395,502 for the fiscal year ended November 30, 2016. The decrease is due primarily to a decrease in legal fees incurred by the Company during the proxy contest and related settlement with certain shareholders of the Company in 2016. In fiscal 2017 the Company incurred approximately $37,000 of expenses during the proxy contest and related settlement with certain shareholders of the Company and costs of approximately $330,000 that the Company incurred in connection with the tender offer completed by the Company in March 2017 and other related expenses. In Fiscal 2016, the Company incurred approximately $1,164,000 during the proxy contest and related settlement with certain shareholders. The Company is in discussions with its insurance carrier regarding reimbursement for some of the costs the Company incurred in connection with the proxy contest and related settlement agreement and tender offer. Offsetting increases are due to the hiring of additional employees and increased costs for health insurance, computer and rent expenses as well as increases in general insurance expenses and directors fees, and partially offset by decreases in temporary help expenses and consulting expenses as well as decreases in dues and utilities.

Depreciation expense for the fiscal year ended November 30, 2017 was $32,114, an increase of $756, or 2.4%, as compared to $31,358 for the fiscal year ended November 30, 2016. The increase is due to the Company purchasing new equipment during the fiscal year ended November 30, 2017.

Investment income for the fiscal year ended November 30, 2017 was $3,107, a decrease of $5,617 or 64.4% compared to $8,724 for the fiscal year ended November 30, 2016. We attribute the decrease to a decrease in the Company’s cash balance due to the purchase of our stock in the tender offer completed in March 2017.

Interest expense for the fiscal year ended November 30, 2017 was $22,443, an increase of $22,443, or 100% compared to $0 for the fiscal year ended November 30, 2016. We attribute the increase to the utilization of a credit line during the fiscal year ended November 30, 2017.

Tax benefit for the fiscal year ended November 30, 2017 was $(40,821), a decrease of $137,399 or 142.3% as compared to a tax expense of $96,578 for the fiscal year ended November 30, 2016. The changes result from our net income (loss) for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2017 was $357,466, compared to a net loss of $562,474 for the fiscal year ended November 30, 2016.

Liquidity and Capital Resources

As of November 30, 2017 we had cash of $1,086,999, and working capital of $3,972,828. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2017, we had net cash flow provided by operating activities of $665,920, as compared to net cash flow used in operating activities of $(138,366) for the fiscal year ended November 30, 2016. The increase in cash flow from operating activities resulted from an increase in net income, accounts receivable and accounts payable, as partially offset by an decrease in cash provided by inventory and accrued expenses.

We had net cash flow used in investing activities of $(49,522) for the fiscal year ended November 30, 2017, as compared to net cash flow used in investing activities of $(8,594) for the fiscal year ended November 30, 2016. We attribute the change to the Company purchasing new equipment during the fiscal year ended November 30, 2017.

We had net cash flow used in financing activities of $(6,650,000) during the fiscal year ended November 30, 2017 as compared to $98,443 provided by financing activities for the fiscal year ended November 30, 2016. We attribute the majority of the change to the Company completing the tender offer in March 2017 and the use of the line of credit in the fiscal year ended November 30, 2017.

As a result of the foregoing, the Company had a net decrease in cash of $6,033,602 for the fiscal year ended November 30, 2017, as compared to a net decrease in cash of $48,517 for the fiscal year ended November 30, 2016.

In November 2015, the Board of Directors authorized the Company to purchase up to $500,000 of shares of common stock in the open market or in privately negotiated transactions. The Company repurchased 57,283 shares to date pursuant to such authority. In January 2017, the Board of Directors terminated the repurchase program.

In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. Since March 2017, the Company has repaid $500,000 under the line of credit and as of November 30, 2017 the balance on the line of credit was $500,000. As of November 30, 2017, the Company was in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2017:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$48,897	$9,779	$19,558	$19,560	$-
Operating leases	$517,850	179,551	338,299	-	-

Total obligations	$566,747	$189,330	$357,857	$19,560	$-

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

As of November 30, 2017 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2017. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class A directors expires at the Company’s annual meeting of shareholders to be held in 2020, the term of Class B directors expires at the Company’s annual meeting of shareholders to be held in 2018, and the term of office of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2019.

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

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	61	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	62	Vice President, Secretary, Treasurer and Class A Director
Alan Plafker* (1)(2)(3)	59	Class B Director
Martin Novick* (1)(2)(3)	81	Class B Director
Lawrence Chariton* (1)(2)(3)	60	Class C Director
Gary Jacobs* (1)(2)(3)	60	Class C Director
Peter Levy* (1)(2)(3)	57	Class C Director

*	Independent director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee
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

Martin Novick is a real estate investor and was appointed to the Board in September 2016. He served as a vice president of Audiovox Electronic Corp., an international distributor and value-added service provider in the accessory, mobile and consumer electronics industries, from 1969 to 2008. He previously served on the board of directors of Audiovox Electronic Corp., Nu Horizons Electronics Corp., a distributor of electronic components which was acquired by Arrow Electronics, Inc. (NYSE: ARW) in January 2011 and Arielle Electronics, a company that sold bluetooth and wireless products. Mr. Novick holds a Bachelor’s Degree in Marketing from New York University. Mr. Novick’s significant experience in the electronics industry and as a director of a public company led to the conclusion that he should serve on our board.

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

Peter A. Levy has been a director of the Company since April 2017. He is an equity shareholder at the law firm of Mandelbaum Salsburg, one of the region’s oldest and most renowned law firms. He joined Mandelbaum as a member in September of 2015. In addition to practicing law for 15 years, Mr. Levy spent 12 years as a partner at a regional accounting firm, Sobel & Company, and has served as the chief operating officer of two different public companies, The Empire Sports & Entertainment and MYOS Corporation. As the president of MYOS Corporation, he successfully positioned the company on the NASDAQ stock exchange. Mr. Levy has significant experience in mergers and acquisitions, joint venture partnering, corporate governance, business processes, and strategic planning. Community service is an important aspect of Mr. Levy’s life.  For over 20 years he has been on the Board and also served as the Corporate Liaison to Easter Seals – Camp ASCCA, America’s flagship camp for People with Disabilities, and he is the co-builder of the Roswal-Levy Tower, the world’s largest wheelchair-accessible interactive climbing tower for the disabled.  For over a decade, Mr. Levy has been on the Board of Hamp’s Camp, a charity founded by former N.Y. Giants running back Rodney Hampton, which is dedicated to providing leadership tools to underprivileged children in Atlanta, Newark, and Houston. Mr. Levy’s financial experience led to the conclusion that he should serve on our board.

The Board has determined that each of Messrs. Chariton, Jacobs, Plafker, Novick and Peter Levy qualify as “independent” under the Nasdaq Stock Market Rules as well as Rule 10A-3 promulgated under the Exchange Act.

Board and Committee Meetings

During the fiscal year ended November 30, 2017, the Board held 9 meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on January 5, 2017 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Novick, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2017, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Messrs. Chariton, Plafker, Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2017 the Compensation Committee held two meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held three meetings during the fiscal year ended November 30, 2017.

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

Director Nominations

In evaluating and determining whether to nominate a candidate for a position on the Board, the Nominating and Corporate Governance Committee utilizes a variety of methods and considers criteria such as high professional ethics and values, experience on the policy-making level in business or experience relevant to our product candidates and a commitment to enhancing stockholder value. Candidates may be brought to the attention of the Nominating and Corporate Governance Committee by current Board members, stockholders, officers or other persons. The Nominating and Corporate Governance Committee will review all candidates in the same manner regardless of the source of the recommendation.

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

Our Bylaws provide that nominations for the election of directors may be made upon timely notice given by any stockholder of record entitled to vote for the election of directors. A timely notice must be made in writing, contain the information required by our Bylaws and be received by the Secretary of the Company, not later than the close of business on the 90th day, nor earlier than the opening of business on the 120th day before the first anniversary of the preceding year’s annual meeting. However, in the event that the date of the upcoming annual meeting is advanced more than 45 days before, or delayed more than 45 calendar days after, such anniversary date, notice by the stockholder to be timely must be delivered not earlier than the opening of business on the 120th day before the meeting and not later than (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the Company.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of two late Forms 4 for Mr. Tofias.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2017 and November 30, 2016:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Ira Levy	2017	275,000	137,500	-	-	53,872	466,372
President CEO and CFO	2016	275,000	144,375	50,926	-	54,070	524,371

Steven J. Lubman	2017	225,000	100,000	-	-	43,975	368,975
Vice President and Secretary	2016	225,000	133,750	23,438	-	43,975	426,163

(1)	Amounts in this column reflect the grant date value of the stock awards granted in fiscal 2017 and the stock awards granted in fiscal 2016, respectively, granted to Messrs. Levy and Lubman in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”), disregarding any estimates of forfeitures.

(2)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to fiscal 2017, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$25,770	$19,832	$8,270
Steven J. Lubman	$24,800	$11,400	$7,775

2017 Base Salary and Bonus

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements continue until terminated by either party.

The Company’s compensation committee may award these officers with bonuses and will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary amounts need to be made.  Pursuant to the employment agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during their employment with the Company and for one year following termination.  If the agreement is terminated other than for cause, the officer would be entitled to all base salary earned through the date of termination, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. The officers would also be entitled to receive an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

The bonus granted to the named executive officers in 2017 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2017 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2017 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2017 year, the Compensation Committee granted awards that were approximately one hundred percent (100%) of the executives’ target award amount.

2017 Equity Compensation Awards

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

With respect to the 2017 year, no equity awards were granted by the Compensation Committee.

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

Outstanding Equity Awards at November 30, 2017

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	-	-
Steven Lubman	-	-	-

Director Compensation for Year Ending November 30, 2017

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2017. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2017 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alan Plafker	30,000	-	30,000
Martin Novick	30,000	-	30,000
Lawrence Chariton	30,000	-	30,000
Gary Jacobs	42,000	-	42,000
Peter Levy	11,250	-	11,250

(1)	Amounts in this column reflect the grant date value of the option awards granted to each of the directors in accordance with Topic 718, disregarding any estimates of forfeitures. Further details of the methods and assumptions used for purposes of valuing these awards are included in Note H of the Notes to Consolidated Financial Statements in this Annual Report. As of November 30, 2017, Messrs. Plafker and Chariton each held 50,000 shares of unexercised but vested stock option awards, and Mr. Jacobs held 75,000 shares of unexercised but vested stock option awards.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

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

The following table sets forth as of February 22, 2018, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
	Stock Beneficially		Stock Beneficially
Name and address of Beneficial Owner(1)	Owned		Owned(2)

Ira Levy	1,170,299		22.4%

Steven J. Lubman	970,108		18.6%

Lawrence Chariton	178,703	(3)(4)	3.42%

Alan Plafker	50,000	(3)(4)	1.00%

Martin Novick	-		-

Gary Jacobs	112,000	(3)(5)	2.14%

Peter Levy		-	-

All directors and executive officers as a group (7 persons)	2,481,110		47.5%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.
(2)	Applicable percentage ownership is based on 5,224,431 shares of common stock outstanding as of February 26, 2018.
(3)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.82, which are exercisable within 60 days.
(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.
(5)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned equally by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer and one other individual who is not an executive officer or director of the Company.  Our lease is through September 2020 and our annual rent payments were approximately $256,721 and $253,412 for fiscal 2017 and 2016, respectively.

Item 14.	Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2016 and 2017

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2016 and 2017 by Seligson & Giannattasio, LLP:

	2016	2017
Audit Fees(1)	$151,000	$151,000
Tax Fees(2)	$12,000	$12,000

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2017.

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

SURGE COMPONENTS, INC.

Date: February 28, 2018	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2018
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2018
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2018
Director

/s/ Martin Novick
Martin Novick	February 28, 2018
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2018
Director

/s/ Peter A. Levy
Peter A. Levy	February 28, 2018
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2018
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Surge Components, Inc.

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries as of November 30, 2017 and 2016 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two year period ended November 30, 2017.  Surge Components, Inc.’s and its subsidiaries’ management are responsible for these consolidated financial statements.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surge Components, Inc. and subsidiaries as of November 30, 2017 and 2016 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended November 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP

White Plains, New York

February 28, 2018

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2017	2016
ASSETS

Current assets:
Cash	$1,086,999	$7,120,601
Accounts receivable - net of allowance for doubtful accounts of $161,560 and $159,976	5,933,268	5,558,808
Inventory, net	3,161,587	2,929,570
Prepaid expenses and income taxes	158,869	144,824
Deferred income taxes	327,627	304,887

Total current assets	10,668,350	16,058,690

Fixed assets – net of accumulated depreciation and amortization of $2,217,654 and $2,185,540	138,329	81,974

Deferred income taxes	655,253	609,773
Other assets	13,384	13,384

Total assets	$11,475,316	$16,763,821

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30,	November 30,
	2017	2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,629,932	$3,237,592
Loan Payable	500,000	-
Capital Lease Payable, Current maturities	6,411	-
Accrued expenses and taxes	937,249	1,544,882
Accrued salaries	621,930	431,111

Total current liabilities	6,695,522	5,213,585
Capital lease payable, net of current maturities	32,536	-
Deferred rent	34,518	39,962

Total liabilities	6,762,576	5,253,547

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 75,000,000 shares authorized, 5,224,431 and 10,224,431 shares issued and outstanding	5,224	10,224
Additional paid-in capital	16,557,310	23,702,310
Accumulated deficit	(11,849,804)	(12,202,270)

Total shareholders’ equity	4,712,740	11,510,274

Total liabilities and shareholders’ equity	$11,475,316	$16,763,821

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2017	2016
Net sales	$29,775,277	$29,556,343

Cost of goods sold	22,264,781	22,093,768

Gross profit	7,510,496	7,462,575

Operating expenses:
Selling and shipping expenses	2,527,599	2,510,335
General and administrative expenses	4,614,802	5,395,502
Depreciation and amortization	32,114	31,358

Total operating expenses	7,174,515	7,937,195

Income (Loss) before other income and income taxes	335,981	(474,620)

Other (expense) income :
Interest expense	(22,443)	-
Investment income	3,107	8,724

Other (expense) income:	(19,336)	8,724

Income (loss) before income taxes	316,645	(465,896)

Income (benefit) taxes	(40,821)	96,578

Net income (loss)	$357,466	$(562,474)
Dividends on preferred stock	5,000	5,000

Net income (loss)available to common shareholders	$352,466	$(567,474)

Net income (loss) per share available to common shareholders:

Basic	$.05	$(.06)
Diluted	$.05	$(.06)

Weighted Shares Outstanding:
Basic	6,498,404	10,066,202
Diluted	6,610,492	10,066,202

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2017 and 2016

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2015	10,000	$10	9,999,125	$9,999	$23,529,729	$(11,634,796)	$11,904,942

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Exercise of options	-	-	183,438	183	148,067	-	148,250

Repurchase of common shares	-	-	(57,283)	(57)	(49,750)	-	(48,807)

Issuance of shares as compensation	-	-	99,151	99	74,264	-	74,363

Net Loss	-	-	-	-	-	(562,474)	(562,474)

Balance – November 30, 2016	10,000	10	10,224,431	10,224	23,702,310	(12,202,270)	11,510,274

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Repurchase of common shares for Tender Offer	-	-	(5,000,000)	(5,000)	(7,145,000)	-	(7,150,000)

Net Income	-	-	-	-	-	357,466	357,466

Balance – November 30, 2017	10,000	$10	5,224,431	$5,224	$16,557,310	$(11,849,804)	$4,712,740

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$357,466	$(562,474)
Adjustments to reconcile net income (loss) to net cash provided by(used in) operating activities:
Depreciation and amortization	32,114	31,358
Stock compensation expense	-	74,363
Deferred income taxes	(68,220)	83,470
Allowance for doubtful accounts	(1,584)	32,445

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(372,876)	(897,504)
Inventory	(232,017)	269,893
Prepaid expenses and income taxes	(14,045)	(13,302)
Other assets	-	-
Accounts payable	1,392,340	(24,171)
Deferred rent	(5,444)	(1,993)
Accrued expenses	(421,814)	869,549

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	665,920	(138,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(49,522)	(8,594)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(49,522)	$(8,594)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock	$-	$(49,807)
Proceeds from exercise of stock options	-	148,250
Repurchase of common stock in tender offer	(7,150,000)	-
Net Borrowings on loans payable	500,000	-

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,650,000)	98,443

NET CHANGE IN CASH	(6,033,602)	(48,517)

CASH AT BEGINNING OF PERIOD	7,120,601	7,169,118

CASH AT END OF PERIOD	$1,086,999	$7,120,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$27,399	$35,959

Interest paid	$22,443	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000
Acquisition of fixed assets by capital lease	$38,947	$-

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,221,000 and $3,925,000 for the years ended November 30, 2017 and November 30, 2016 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $244,631 and $303,968 for the years ended November 30, 2017 and November 30, 2016 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $5,067,000 and $8,972,000 for the years ended November 30, 2017 and November 30, 2016 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2017 was $1,568,671. The Company, at November 30, 2017, has a reserve against slow moving and obsolete inventory of $250,604. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At November 30, 2017 and November 30, 2016, the Company’s uninsured cash balances totaled $522,504 and $4,550,807, respectively.

(7) Income Taxes:

The Company’s deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes.  A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note J.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2017 and November 30, 2016.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $8,970 and $5,847 for the years ended November 30, 2017 and November 30, 2016 respectively.

(13) Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2017 and November 30, 2016 totaled 237,911 and 452,000, respectively.

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

(15) Recently Issued Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At November 30, 2017, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $567,000.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The provisions of this ASU may be applied retroactively or on a modified retrospective (cumulative effect) basis. The Company will adopt the standard using the modified retrospective approach in its fiscal year beginning December 1, 2018. The Company believes the preponderance of the Company’s contracts with customers are standard ship and bill arrangements where revenue is recognized at the time of shipment. Adoption of this ASU will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2017	2016

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	987,137	956,637
Computer Equipment	1,040,875	982,906
Less-Accumulated Depreciation	(2,217,654)	(2,185,540)
Net Fixed Assets	$138,329	$81,974

Depreciation and amortization expense for the years ended November 30, 2017 and November 30, 2016 was $32,114 and $31,358, respectively.

NOTE D – CAPITALIZED LEASE OBLIGATIONS

The Company is obligated under capitalized leases for telephone equipment. The Company leases equipment under two capital lease arrangements with NEC Financial Services. Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the equipment can be purchased for one dollar for each lease. The terms of the leases are 60 months with a combined monthly payment of $815, respectively. The assumed interest rates on the leases are 9.342%. The leases terminate in 2022.

Future minimum lease payments under these capitalized lease obligations as of November 30, 2017 are as follows:

2018	$9,779
2019	$9,779
2020	$9,779
2021	$9,779
2022	$9,781
Total	$48,897
Less: interest portion	9,950
Present value of net minimum lease payments	$38,947
Less: current portion	6,411
Non-current portion	$32,536

Capital lease obligations mature as follows:

Fiscal year ending December 31:
2018	$6,411
2019	$7,036
2020	$7,722
2021	$8,475
2022	$9,303
Principal payments remaining	$38,947

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of November 30, 2017, the balance on the Credit Line was $500,000. As of November 30, 2017, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2017	2016

Commissions	$186,282	$281,888
Preferred Stock Dividends	136,569	129,069
Other accrued expenses	158,928	323,965
Accrued Professional Fees	455,470	809,960
	$937,249	$1,544,882

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,432,000 at November 30, 2017. Pension expense for the years ended November 30, 2017 and November 30, 2016 was $1,626 and $1,437, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY

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

Dividends aggregating $136,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2017.  The Company has accrued these dividends.  At November 30, 2017, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2017.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“2010 Stock Plan”).  The 2010 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

Activity in the 2010 Stock Plan for the year ended November 30, 2017 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2016	352,000	$0.87
Options issued in the year ended November 30, 2017	-	$-
Options exercised in the year ended November 30, 2017	-	$-
Options cancelled in the year ended November 30, 2017	(102,000)	$(.86)
Options outstanding at November 30, 2017	250,000	$.94

Options exercisable at November 30, 2017	250,000	$.94

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

The intrinsic value of the exercisable options at November 30, 2017 totaled $17,750.  At November 30, 2016 the weighted average remaining life of the stock options is 1.27 years.  At November 30, 2017, there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

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

NOTE I – SETTLEMENT AGREEMENT

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

The Settlement Agreement provides that:

●	the Stockholders irrevocably withdraw their director nominations for the Board and stockholder proposals for the Company’s annual meeting of stockholders for fiscal year 2015 (the “Meeting”);

●	the Stockholders will vote all of their shares of common stock of the Company in accordance with the Board’s recommendations with respect to the election of the Board’s director nominees, the ratification of the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2016 (the “2017 Meeting”) and the ratification of the Company’s rights plan;

●	the Company will hold the Meeting on January 5, 2017 and will hold its annual meeting of stockholders for fiscal year 2016 by December 29, 2017;

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 Meeting;

●	the Company will not make any stock or option grants or grant any other non-cash compensation to its current officers and directors until December 23, 2017;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions;

●	The Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5,000,000 shares of its common stock at price of $1.43 per share (the “Tender Offer”), which Tender Offer will be completed by March 15, 2017.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – SETTLEMENT AGREEMENT (Continued)

●	until the day after the announcement of the completion of the Tender Offer, the Board will be composed of no more than seven individuals;

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions;

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed;

●	subject to certain conditions, if the Tender Offer is not completed by March 15, 2017, the Company will (i) appoint the Stockholders to the Board as Class A directors with terms expiring at the Company’s annual meeting of stockholders for fiscal year 2018 (the “2019 Meeting”) and (ii) reduce the size of the Board to six directors, including the Stockholders;

●	the Stockholders will withdraw with prejudice their lawsuit against the Company and the Insiders pending in the State of Nevada; and

●	the Stockholders will be subject to customary standstill provisions until the termination of the Settlement Agreement.

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

NOTE J – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2017	2016
Deferred Tax Assets
Net operating loss	$3,786,406	$4,208,030
Allowance for bad debts	49,909	49,276
Inventory	92,225	100,446
Deferred Rent	13,786	15,961
Depreciation	115,752	149,172
Total deferred tax assets	4,058,078	4,522,885
Valuation allowance	(3,075,198)	(3,608,225)

Deferred Tax Assets	$982,880	$914,660

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $533,000 during the year ended November 30, 2017.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2017	November 30, 2016

Current:
Federal	$-	$-
States	27,399	17,088

	27,399	17,088
Deferred:
Federal	(55,940)	65,321
States	(12,280)	14,169

	(68,220)	79,490

Provision for income taxes	$(40,821)	$96,578

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $9,466,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2017	2016
U.S Federal Income tax statutory rate	34%	(34)%
Valuation allowance	(56)%	78%
State income taxes	9%	9%
Other	-	-
Effective tax rate	(13)%	53%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $176,000 for the year ended November 30, 2017, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2017 are as follows:

Twelve Months Ended November 30,

2018	$179,551
2019	$183,145
2020	$155,154
2021	$-
$517,850

Net rental expense for the years ended November 30, 2017 and November 30, 2016 were $314,746 and $311,081 respectively, of which $256,721 and $253,412 respectively, was paid to the Related Company.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – EMPLOYMENT AND OTHER AGREEMENTS

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

NOTE M – MAJOR CUSTOMERS

The Company had one customer who accounted for 12% of net sales for year ended November 30, 2017 and two customers who accounted for 12% of net sales for the year ended November 30, 2016.  The Company had one customer who accounted for 11% of accounts receivable at November 30, 2017 and one customer who accounted for 17% of accounts receivable at November 30, 2016.

NOTE N – MAJOR SUPPLIERS

During the years ended November 30, 2017 and November 30, 2016 there was one foreign supplier accounting for 49% and 50% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the year ended November 30, 2017, the Company purchased 51% of its products from Taiwan, 16% from Hong Kong, 31% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2017	2016
Canada	3,748,226	4,165,701
China	4,688,335	6,248,962
Other Asian Countries	2,160,762	1,437,846
South America	411,376	293,769
Europe	1,185,304	620,156

Revenues are attributed to countries based on location of customer.

