Form 10-Q
period 2018-02-28
SURGE COMPONENTS INC
filed 2018-04-16
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of April 13, 2018 the registrant had 5,224,431 shares of common stock, $.001 par value, outstanding.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	November 30,
	2018	2017
	(unaudited)
ASSETS

Current assets:
Cash	$1,065,847	$1,086,999
Accounts receivable - net of allowance for doubtful accounts of $161,560	4,814,246	5,933,268
Inventory, net	2,568,440	3,161,587
Prepaid expenses and income taxes	175,168	158,869

Total current assets	8,623,701	10,340,723

Fixed assets – net of accumulated depreciation and amortization of $2,229,608 and $2,217,654	143,102	138,329

Deferred income taxes	956,514	982,880
Other assets	13,384	13,384

Total assets	$9,736,701	$11,475,316

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28,	November 30,
	2018	2017
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,306,876	$4,629,932
Loan Payable	250,000	500,000
Capital Lease Payable, Current maturities	6,038	6,411
Accrued expenses and taxes	930,971	937,249
Accrued salaries	433,755	621,930

Total current liabilities	4,927,640	6,695,522
Capital lease payable, net of current maturities	30,838	32,536
Deferred rent	32,426	34,518

Total liabilities	4,990,904	6,762,576

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 75,000,000 shares authorized, 5,224,431 and 5,224,431 shares issued and outstanding	5,224	5,224
Additional paid-in capital	16,557,310	16,557,310
Accumulated deficit	(11,816,747)	(11,849,804)

Total shareholders’ equity	4,745,797	4,712,740

Total liabilities and shareholders’ equity	$9,736,701	$11,475,316

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,
	2018	2017
Net sales	$6,982,327	$5,665,147

Cost of goods sold	5,168,653	4,255,794

Gross profit	1,813,674	1,409,353

Operating expenses:
Selling and shipping expenses	618,421	560,776
General and administrative expenses	1,097,956	1,329,063
Depreciation and amortization	11,954	7,834

Total operating expenses	1,728,331	1,897,673

Income (Loss) before other income and income taxes	85,343	(488,320)

Other (expense) income :
Interest expense	(6,021)	-
Investment income	1	2,968

Other (expense) income:	(6,020)	2,968

Income (loss) before income taxes	79,323	(485,352)

Income (benefit) taxes	43,766	(135,180)

Net income (loss)	$35,557	$(350,172)
Dividends on preferred stock	2,500	2,500

Net income (loss) available to common shareholders	$33,057	$(352,672)

Net income (loss) per share available to common shareholders:

Basic	$.01	$(.03)
Diluted	$.01	$(.03)

Weighted Shares Outstanding:
Basic	5,224,431	10,224,431
Diluted	5,345,145	10,224,431

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,557	$(350,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,954	7,834
Deferred income taxes	26,366	(151,095)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,119,022	1,524,960
Inventory	593,147	(129,339)
Prepaid expenses and income taxes	(16,299)	8,784
Accounts payable	(1,323,056)	(280,436)
Deferred rent	(2,092)	(1,214)
Accrued expenses	(196,953)	(486,620)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	247,646	142,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(18,798)	(13,194)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(18,798)	$(13,194)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(Continued)

	Three Months Ended February 28,
	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings on loans payable	$(250,000)	$-

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(250,000)	-

NET CHANGE IN CASH	(21,152)	129,508

CASH AT BEGINNING OF PERIOD	1,086,999	7,120,601

CASH AT END OF PERIOD	$1,065,847	$7,250,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$15,651	$9,611

Interest paid	$6,021	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Principles of Consolidation:

The consolidated financial statements include the accounts of Surge, Challenge, and Surge Limited (collectively, the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements have been prepared without audit, in accordance with the instructions to Form 10-Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commission.

The results and trends in these interim consolidated financial statements for the three months ended February 28, 2018 and February 28, 2017 may not be representative of those for the full fiscal year or any future periods.

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

(3) Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. generally accepted accounting principles guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment by the Company. The Company adopted the standard using the modified retrospective approach in its fiscal year beginning December 1, 2017. The preponderance of the Company’s contracts with customers are standard ship and bill arrangements where revenue is recognized at the time of shipment. Adoption of this ASU did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue is recognized for products sold by the Company when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company’s warehouse.

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $783,000 and $458,000 for the three months ended February 28, 2018 and February 28, 2017, respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $38,967and $46,774 for the three months ended February 28, 2018 and February 28, 2017, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $1,158,000 and $1,114,000 for the three months ended February 28, 2018 and February 28, 2017, respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2018 was $969,651. The Company, at February 28, 2018, has a reserve against slow moving and obsolete inventory of $259,604. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At February 28, 2018 and November 30, 2017, the Company’s uninsured cash balances totaled $574,623 and $522,504, respectively.

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

As of December 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Pursuant to the ASU, all deferred taxes are reported as non-current assets or liabilities. The Company has applied the ASU on a retrospective basis. The effect of the change for the period ended November 30, 2017 was to decrease current assets by $327,627 and increase non-current assets by $327,627.

The Company follows the provisions of the Accounting Standards Codification (“ASC”) topic 740, “Income Taxes” (ASC 740). There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal year ended November 30, 2013, and state tax examinations for years before fiscal year ended November 30, 2012. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2018 and February 28, 2017.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $2,142 and $1,413 for the three months ended February 28, 2018 and February 28, 2017, respectively.

(13) Income Per Share

Basic income (loss) per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2018 and February 28, 2017 totaled 230,852 and 635,438, respectively.

(14) Stock Based Compensation

Stock Based Compensation to Employees

The Company accounts for its stock-based compensation for employees in accordance with ASC 718.   The Company recognizes in its consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees over the related vesting period.

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

(15) Recently Issued Standards

In February 2016, FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At February 28, 2018, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $510,000.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2018	2017

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	991,646	987,137
Computer Equipment	1,053,093	1,040,875
Less-Accumulated Depreciation	(2,229,608)	(2,217,654)
Net Fixed Assets	$143,102	$138,329

Depreciation and amortization expense for the three months ended February 28, 2018 and February 28, 2017 was $11,954 and $7,834, respectively.

NOTE D – CAPITALIZED LEASE OBLIGATIONS

The Company is obligated under capitalized leases for telephone equipment. The Company leases equipment under two capital lease arrangements. Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the equipment can be purchased for one dollar for each lease. The terms of the leases are 60 months with a combined monthly payment of $815, respectively. The assumed interest rates on the leases are 9.342% per annum. The leases terminate in 2022.

Future minimum lease payments under these capitalized lease obligations as of February 28, 2018 are as follows:

2018	$7,335
2019	$9,779
2020	$9,779
2021	$9,779
2022	$9,781
Total	$46,453
Less: interest portion	9,577
Present value of net minimum lease payments	$36,876
Less: current portion	6,038
Non-current portion	$30,838

Capital lease obligations mature as follows:

Twelve months ending February 28:
2019	$6,038
2020	$7,258
2021	$7,965
2022	$8,742
2023	$6,873
Principal payments remaining	$36,876

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of February 28, 2018, the balance on the Credit Line was $250,000. As of February 28, 2018 the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2018	2017

Commissions	$186,568	$186,282
Preferred Stock Dividends	139,069	136,569
Other accrued expenses	162,243	158,928
Accrued Professional Fees	443,091	455,470
	$930,971	$937,249

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,432,000 at November 30, 2017. Pension expense for the three months ended February 28, 2018 and February 28, 2017 was $1,084 and $1,289, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of February 28, 2018.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of February 28, 2018.

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

Dividends aggregating $139,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2018.  The Company has accrued these dividends.  At February 28, 2018, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2018.

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

Activity in the 2010 Stock Plan for the year ended February 28, 2018 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2017	250,000	$0.94
Options issued in the three months ended February 28, 2018	-	$-
Options exercised in the three months ended February 28, 2018	-	$-
Options cancelled in the three months ended February 28, 2018	-	$-
Options outstanding at February 28, 2018	250,000	$0.94

Options exercisable at February 28, 2018	250,000	$0.94

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

The intrinsic value of the exercisable options at February 28, 2018 totaled $21,250.  At February 28, 2018 the weighted average remaining life of the stock options is 2.07 years.  At February 28, 2018 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2018	2017
Deferred Tax Assets
Net operating loss	$2,939,330	$3,786,406
Allowance for bad debts	35,126	49,909
Inventory	66,877	92,225
Deferred Rent	9,115	13,786
Depreciation	82,453	115,752
Total deferred tax assets	3,132,901	4,058,078
Valuation allowance	(2,176,387)	(3,075,198)

Deferred Tax Assets	$956,514	$982,880

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $898,811 during the three months ended February 28, 2018.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

As a result of the Tax Costs and Jobs Act, the maximum federal tax rate was reduced to 21% and certain provisions to alternative minimum taxes were amended which affect the Company’s ability to utilize its net operating losses against future earnings. The effect of the decrease in the tax rate is to reduce the potential tax benefit by approximately 30%. The elimination of the alternative minimum tax will allow the Company to utilize more of its net operating losses in future years coupled with managements changes to the estimates for future taxable income substantially offset the reduction in the tax benefit for the change in tax rate.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2018	February 28, 2017

Current:
Federal	$-	$-
States	17,400	16,725

	17,400	16,725
Deferred:
Federal	19,397	(125,230)
States	6,969	(26,675)

	26,366	(151,905)

Provision for income taxes	$43,766	$(135,180)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $9,445,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months ended
	February 28,	February 28,
	2018	2017
U.S Federal Income tax statutory rate	21%	(34)%
Valuation allowance	25%	16%
State income taxes	9%	(9)%
Other	-	-
Effective tax rate	55%	(27)%

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

The Company’s future minimum rental commitments at February 28, 2018 are as follows:

Twelve Months Ended February 28,

2019	$180,446
2020	$184,055
2021	$108,608
$473,109

Net rental expense for the three months ended February 28, 2018 and February 28, 2017 were $79,265 and $77,435, respectively, of which $64,911 and $64,034 respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who accounted for 10% and 11% of net sales for three months ended February 28, 2018 and one customer who accounted for 11% of net sales for the three months ended February 28, 2017.  The Company had no customers who accounted for 10% of accounts receivable at February 28, 2018 or February 28, 2017.

NOTE N – MAJOR SUPPLIERS

During the three months ended February 28, 2018 and February 28, 2017 there was one foreign supplier accounting for 46% and 54% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the three months ended February 28, 2018, the Company purchased 54% of its products from Taiwan, 12% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 28,
	2018	2017
Canada	$840,641	$695,555
China	$1,000,865	$766,068
Other Asian Countries	$303,530	$358,421
South America	$123,335	$88,527
Europe	$224,315	$278,109

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $38,967 and $46,774 for the three months ended February 28, 2018 and February 28, 2017, respectively.

Challenge is engaged in the sale of electronic components. Challenge began as a division to sell audible components and we have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have an engineer on our staff who works with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state.

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

The Company is concerned about the impact of tariffs being considered by the United States to impose on Chinese goods being imported into the United States, which includes the Company’s products. The imposition of such tariffs will cause our costs, as well as the prices we charge customers, to increase. While the Company is investigating ways to reduce or avoid the tariffs, these tariffs could have a negative impact on the Company’s business.

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

Results of Operations

Consolidated net sales for the three months ended February 28, 2018 increased by $1,317,180 or 23.3%, to $6,982,327 as compared to net sales of $5,665,147 for the three months ended February 28, 2018. We attribute the increase to an increase in business with new customers as well as additional business with existing customers.

Our gross profit for the three months ended February 28, 2018 increased by $404,321 to $1,813,674, or 28.7%, as compared to $1,409,353 for the three months ended February 28, 2017. Gross margin as a percentage of net sales increased to 26.0% for the three months ended February 28, 2018 compared to 24.9% for the three months ended February 28, 2017. We attribute the increases in gross profit and gross profit margin as a percentage to net sales mostly to increased sales to existing customers with a higher profit margin in the three months ended February 28, 2018. Profit margins in 2017 and 2018 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the three months ended February 28, 2018 was $618,421, an increase of $57,645, or 10.3%, as compared to $560,776 for the three months ended February 28, 2017. We attribute the increase to increased commission expense relating to the increase in revenue, as well as increases in selling expenses such as travel and advertising, offset by a decrease in salesman compensation, freight expenses, catalogue and printing expenses and messenger and delivery expenses.

General and administrative expenses for the three months ended February 28, 2018 was $1,097,956, a decrease of $231,107, or 17.4%, as compared to $1,329,063 for the three months ended February 28, 2017. The decrease is due primarily to a decrease in legal fees incurred by the Company during the proxy contest and related settlement with certain shareholders of the Company and the completed tender offer in fiscal 2017. In the three months ended February 28, 2018, the Company incurred approximately $28,000 relating to the proxy contest. In fiscal 2017, the Company incurred approximately $37,000 of expenses during the proxy contest and related settlement with certain shareholders of the Company and approximately $218,000 for the tender offer completed by the Company in March 2017 and other related expenses. The Company is in discussions with its insurance carrier regarding reimbursement for some of the costs the Company incurred in connection with the proxy contest and related settlement agreement and the tender offer. Offsetting increases are due to the hiring of additional employees as well as increases in general insurance expenses, computer expenses and directors fees, and partially offset by decreases in temporary help expenses and consulting expenses as well as a decrease in office expenses.

Depreciation expense for the three months ended February 28, 2018 was $11,954, an increase of $4,120, or 52.6%, as compared to $7,834 for the three months ended February 28, 2017. The increase is due to the Company purchasing or paying for new equipment during the three months ended February 28, 2018.

Investment income for the three months ended February 28, 2018 was $1, a decrease of $2,967 or 100% compared to $2,968 for the three months ended February 28, 2018. We attribute the decrease to a decrease in the Company’s cash balance due to the purchase of our stock in the tender offer completed in March 2017.

Interest expense for the three months ended February 28, 2018 was $6,021, an increase of $6,021, or 100% compared to $0 for the three months ended February 28, 2017. We attribute the increase to the utilization of a credit line during the three months ended February 28, 2018.

Tax expense for the three months ended February 28, 2018 was $43,766, an increase of 178,946, or 132.4% as compared to a tax benefit of $(135,180) for the three months ended February 28, 2017. The changes result from changes from the new U.S. tax law (primarily the effects of changes to the rates and alternative minimum tax rules starting in 2018), our net income (loss) for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 28, 2018 was $35,557, compared to a net loss of $350,172 for the three months ended February 28, 2017.

Liquidity and Capital Resources

As of February 28, 2018 we had cash of $1,065,847, and working capital of $3,696,061. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 28, 2018, we had net cash flow provided by operating activities of $247,646, as compared to net cash flow provided by operating activities of $142,702, for the three months ended February 28, 2017. The increase in cash flow from operating activities resulted from increases in net income, depreciation expenses, inventory and deferred income taxes as partially offset by decreases in cash provided by accounts receivable, accrued expenses and prepaid expenses.

We had net cash flow used in investing activities of $(18,798) for the three months ended February 28, 2018, as compared to net cash flow used in investing activities of $(13,194) for the three months ended February 28, 2017. We attribute the change to the Company purchasing new equipment during the three months ended February 28, 2018.

We had net cash flow used in financing activities of $(250,000) during the three months ended February 28, 2018 as compared to $0 used in financing activities for the three months ended February 28, 2017. We attribute the majority of the change to the repayments of the $250,000 of the line of credit during the three months ended February 28, 2018.

As a result of the foregoing, the Company had a net decrease in cash of $21,152 for the three months ended February 28, 2018, as compared to a net increase in cash of $129,508 for the three months ended February 28, 2017.

 In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. Since March 2017, the Company has repaid $750,000 under the line of credit and as of February 28, 2018 the balance on the line of credit was $250,000. As of February 28, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2018:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$36,876	$6,038	$15,223	$15,615	$-
Operating leases	$473,109	$180,446	$292,663	$-	$-

Total obligations	$509,985	$186,481	$307,886	$15,615	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2018 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 16, 2018	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

