Form 10-Q
period 2018-05-31
SURGE COMPONENTS INC
filed 2018-07-16
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 13, 2018 the registrant had 5,224,431 shares of common stock, $.001 par value, outstanding.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2018	2017
	(unaudited)
ASSETS

Current assets:
Cash	$1,307,144	$1,086,999
Accounts receivable - net of allowance for doubtful accounts of $161,560	5,205,771	5,933,268
Inventory, net	3,803,949	3,161,587
Prepaid expenses and income taxes	178,402	158,869

Total current assets	10,495,266	10,340,723

Fixed assets – net of accumulated depreciation and amortization of $2,242,140 and $2,217,654	140,481	138,329

Deferred income taxes	963,061	982,880
Other assets	13,384	13,384

Total assets	$11,612,192	$11,475,316

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31,	November 30,
	2018	2017
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,063,057	$4,629,932
Loan Payable	225,000	500,000
Capital Lease Payable, Current maturities	6,180	6,411
Accrued expenses and taxes	909,420	937,249
Accrued salaries	434,995	621,930

Total current liabilities	6,638,652	6,695,522
Capital lease payable, net of current maturities	29,100	32,536
Deferred rent	30,334	34,518

Total liabilities	6,698,086	6,762,576

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C – 100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 75,000,000 shares authorized, 5,224,431 and 5,224,431 shares issued and outstanding	5,224	5,224
Additional paid-in capital	16,557,310	16,557,310
Accumulated deficit	(11,648,438)	(11,849,804)

Total shareholders’ equity	4,914,106	4,712,740

Total liabilities and shareholders’ equity	$11,612,192	$11,475,316

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2018	2017	2018	2017
Net sales	$14,244,425	$13,098,312	$7,262,098	$7,433,165

Cost of goods sold	10,510,664	9,895,478	5,342,011	5,639,684

Gross profit	3,733,761	3,202,834	1,920,087	1,793,481

Operating expenses:
Selling and shipping expenses	1,255,839	1,220,974	637,418	660,198
General and administrative expenses	2,193,165	2,544,859	1,095,209	1,215,796
Depreciation and amortization	24,486	15,765	12,532	7,931

Total operating expenses	3,473,490	3,781,598	1,745,159	1,883,925

Income (loss) before other income (expense) and income taxes	260,271	(578,764)	174,928	(90,444)

Other income (expense):
Investment income	2	3,105	1	137
Interest expense	(9,734)	(6,815)	(3,713)	(6,815)

Other income (expense)	(9,732)	(3,710)	(3,712)	(6,678)

Income (loss) before income taxes	250,539	(582,474)	171,216	(97,122)

Income taxes (benefit)	46,673	(128,967)	2,907	6,212

Net income (loss)	203,866	(453,507)	168,309	(103,334)
Dividends on preferred stock	2,500	2,500	-	-

Net income (loss) available to common shareholders	$201,366	$(456,007)	$168,309	$(103,334)

Net income (loss) per share available to common shareholders:

Basic	$.04	$(.06)	$.03	$(.02)
Diluted	$.04	$(.06)	$.03	$(.02)

Weighted Shares Outstanding:
Basic	5,224,431	7,779,376	5,224,431	5,387,474
Diluted	5,358,768	7,779,376	5,358,768	5,387,474

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$203,866	$(453,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,486	15,765
Deferred income taxes	19,819	(145,271)
Allowance for doubtful accounts	-	919

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	727,497	473,700
Inventory	(642,362)	(111,809)
Prepaid expenses and income taxes	(19,533)	(1,922)
Accounts payable	433,125	564,954
Deferred rent	(4,184)	(2,429)
Accrued expenses	(217,264)	(515,777)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	525,450	(175,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(30,305)	(14,858)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(30,305)	$(14,858)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended
	May 31, 2018	May 31, 2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings from loan payable	$(275,000)	$800,000
Repurchase of Common Stock in Tender Offer	-	(7,150,000)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(275,000)	(6,350,000)

NET CHANGE IN CASH	220,145	(6,540,235)

CASH AT BEGINNING OF PERIOD	1,086,999	7,120,601

CASH AT END OF PERIOD	$1,307,144	$580,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$15,079	$9,611

Interest paid	$9,734	$6,815

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2018 and May 31, 2017 may not be representative of those for the full fiscal year or any future periods.

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

Revenue is recognized at the point at which control of the underlying goods or services are transferred to the customer, which included determining whether goods and services are distinct and separate performance obligations, which may require significant judgment. Satisfaction of the Company’s performance obligations occur upon the transfer of control of goods or services, either from the Company’s facilities or directly from suppliers to customers. The Company considers customer purchase orders, which in some cases are governed by master agreements, to be the contracts with a customer. Substantially all revenue is generated from contracts with customers.

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to receive. The amount of consideration received and revenue recognized by the Company vary due to contractually defined incentives and return rights that are held by customers. These adjustments are made in the same period as the underlying transactions.

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,266,000 and $1,363,000 for the six months ended May 31, 2018 and May 31, 2017, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period they are earned. Commission revenue totaled $77,288 and $81,775 for the six months ended May 31, 2018 and May 31, 2017, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $1,966,000 and $2,307,000 for six months ended May 31, 2018 and May 31, 2017, respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2018 was $2,041,698. The Company, at May 31, 2018, has a reserve against slow moving and obsolete inventory of $269,604. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At May 31, 2018 and November 30, 2017, the Company’s uninsured cash balances totaled $742,844 and $522,504, respectively.

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

As of December 1, 2017, the Company adopted ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Pursuant to the ASU, all deferred taxes are reported as non-current assets or liabilities. The Company has applied the ASU on a retrospective basis. The effect of the change for the period ended November 30, 2017 was to decrease current assets by $327,627 and increase non-current assets by $327,627.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2018 and May 31, 2017.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $4,013 and $4,421 for the six months ended May 31, 2018 and May 31, 2017, respectively.

(13) Income Per Share

Basic income (loss) per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2018 and May 31, 2017 totaled 215,663 and 452,000, respectively.

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

(15) Recently Issued Standards

In February 2016, FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At May 31, 2018, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $472,000.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2018	2017

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	991,646	987,137
Computer Equipment	1,063,004	1,040,875
Less-Accumulated Depreciation	(2,242,140)	(2,217,654)
Net Fixed Assets	$140,481	$138,329

Depreciation and amortization expense for the six months ended May 31, 2018 and May 31, 2017was $24,486 and $15,765, respectively.

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

Future minimum lease payments under these capitalized lease obligations as of May 31, 2018 are as follows:

2019	$9,779
2020	$9,779
2021	$9,779
2022	$9,779
2023	$4,892
Total	$44,008
Less: interest portion	8,728
Present value of net minimum lease payments	$35,280
Less: current portion	6,180
Non-current portion	$29,100

Capital lease obligations mature as follows:

Twelve months ending May 31:
2019	$6,180
2020	$7,371
2021	$8,090
2022	$8,879
2023	$4,760
Principal payments remaining	$35,280

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of May 31, 2018, the balance on the Credit Line was $225,000. As of May 31, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2018	2017

Commissions	$177,919	$186,282
Preferred Stock Dividends	139,069	136,569
Other accrued expenses	149,341	158,928
Accrued Professional Fees	443,091	455,470
	$909,420	$937,249

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,432,000 at November 30, 2017. Pension expense for the six months ended May 31, 2018 and May 31, 2017 was $590 and $360, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of May 31, 2018.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of May 31, 2018.

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

Dividends aggregating $139,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2018.  The Company has accrued these dividends.  At May 31, 2018, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2018.

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

Activity in the 2010 Stock Plan for the year ended May 31, 2018 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2017	250,000	$0.94
Options issued in the six months ended May 31, 2018	-	$-
Options exercised in the six months ended May 31, 2018	-	$-
Options cancelled in the six months ended May 31, 2018	-	$-
Options outstanding at May 31, 2018	250,000	$0.94

Options exercisable at May 31, 2018	250,000	$0.94

[3] 2015 Incentive Stock Plan

In November 2015, the Company adopted and the shareholders ratified, the 2015 Incentive Stock Plan (“2015 Stock Plan”). The 2015 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

In May 2016, a total of 99,151 shares were issued to the Company’s officers as part of their 2015 bonus compensation under the 2015 Stock Plan.

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

The intrinsic value of the exercisable options at May 31, 2018 totaled $102,750.  At May 31, 2018, the weighted average remaining life of the stock options is 1.81 years.  At May 31, 2018, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2018	2017
Deferred Tax Assets
Net operating loss	$3,978,998	$4,053,847
Allowance for bad debts	49,909	49,909
Inventory	69,961	28,854
Deferred Rent	12,116	13,786
Depreciation	118,748	148,569
Total deferred tax assets	4,229,732	4,294,965
Valuation allowance	(3,266,671)	(3,312,085)

Deferred Tax Assets	$963,061	$982,880

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $45,000 during the six months ended May 31, 2018.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2018	May 31, 2017

Current:
Federal	$3,331	$-
States	18,111	16,304

	21,442	16,304
Deferred:
Federal	21,283	(121,989)
States	3,948	(23,282)

	25,231	(145,271)

Provision for income taxes	$46,673	$(128,967)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $9,423,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six Months ended
	May 31,	May 31,
	2018	2017
U.S Federal Income tax statutory rate	21%	(34)%
Valuation allowance	(9)%	15%
State income taxes	7%	(3)%
Other	-	-
Effective tax rate	19%	(22)%

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

The Company’s future minimum rental commitments at May 31, 2018 are as follows:

Twelve Months Ended May 31,

2019	$181,341
2020	$184,968
2021	$62,062
$428,371

Net rental expense for the six months ended May 31, 2018 and May 31, 2017 were $158,531 and $156,069, respectively, of which $129,822 and $128,068 respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who accounted for 10% and 12% of net sales for six months ended May 31, 2018 and one customer who accounted for 12% of net sales for the six months ended May 31, 2017.  The Company had two customers who accounted for 12 % and 13% of accounts receivable at May 31, 2018 and one customer who accounted for 11% of accounts receivable at November 30, 2017.

NOTE N – MAJOR SUPPLIERS

During the six months ended May 31, 2018 and May 31, 2017 there was one foreign supplier accounting for 57% and 51% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the six months ended May 31, 2018, the Company purchased 53% of its products from Taiwan, 16% from Hong Kong, 27% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2018	2017
Canada	$1,795,417	$1,808,713
China	$2,038,705	$2,083,166
Other Asian Countries	$730,150	$715,679
South America	$231,893	$205,631
Europe	$124,517	$668,538

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $17,919 and $116,524 for the six months ended May 31, 2018 and May 31, 2017, respectively.

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

The electronic components industry continues to change, and at this time there is a shortage of certain electronic components in the markets that the Company serves, which is expected to continue through 2018. The Company believes that this may be a potential opportunity for the Company to achieve business from new customers who are seeking alternative suppliers. However, certain customers are having trouble finding other components to fill their assemblies which has slowed down their production. Conversely, as our factory lead time has extended, we are now offering less benefits to customers as we had previously done.

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices, that did not previously exist.  For example, customers are moving to centralized purchasing from regional purchasing and are stretching their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects the remainder of 2018 to continue to be a year of change and challenge, with this environment expected to continue into 2019. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. Another aspect of the electronics industry that has caused disruption and stress is the extended lead time for products in certain categories. Because of this extended lead time, the time from approval to shipping to customers is longer, which may prevent us from increasing our business as quickly as we had done previously.

The Company is concerned about the impact of tariffs being considered by the United States to impose on Chinese goods being imported into the United States, which includes the Company’s products. The imposition of such tariffs will likely cause our costs, as well as the prices we charge customers, to increase. However, there is no assurance that our customers will accept such increased prices. While the Company is investigating ways to reduce or avoid the tariffs, including shipping components from Asia directly to our customers’ manufacturing facilities in Mexico and Canada or to their bonded inventory warehouses on the border, these tariffs could have a negative impact on the Company’s business.

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

Revenue Recognition

Revenue is recognized at the point at which control of the underlying goods or services are transferred to the customer, which included determining whether goods and services are distinct and separate performance obligations, which may require significant judgment. Satisfaction of the Company’s performance obligations occur upon the transfer of control of goods or services, either from the Company’s facilities or directly from suppliers to customers. The Company considers customer purchase orders, which in some cases are governed by master agreements, to be the contracts with a customer. Substantially all revenue is generated from contracts with customers.

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to receive. The amount of consideration received and revenue recognized by the Company vary due to contractually defined incentives and return rights that are held by customers. These adjustments are made in the same period as the underlying transactions.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $41,000.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2018 increased by $1,146,113 or 8.8%, to $14,244,425 as compared to net sales of $13,098,312 for the six months ended May 31, 2017. Consolidated net sales for the three months ended May 31, 2018 decreased by $171,067 or 2.3%, to $7,262,098, as compared to net sales of $7,433,165 for the three months ended May 31, 2017. We attribute the increase in sales for the six months ended May 31, 2018 to an increase in business with new customers as well as additional business with existing customers. We attribute the decrease in sales for the three months ended May 31, 2018 to a decrease in business with some existing customers as well as certain customers’ production slowing down because they are unable to find sufficient components to complete their assemblies. A portion of the decline was also due to a decrease in commission income resulting from the decrease in the percentage earned for certain customers.

Our gross profit for the six months ended May 31, 2018 increased by $530,927 to $3,733,761, or 16.6%, as compared to $3,202,834 for the six months ended May 31, 2017. Gross margin as a percentage of net sales increased to 26.2% for the six months ended May 31, 2018 compared to 24.5% for the six months ended May 31, 2017. Gross profit for the three months ended May 31, 2018 increased by $126,606 to $1,920,087, or 7.1%, as compared to $1,793,481 for the three months ended May 31, 2017. Gross margin as a percentage of net sales increased to 26.4% for the three months ended May 31, 2018 compared to 24.1% for the three months ended May 31, 2017. We attribute the increases in gross profit and gross profit margin as a percentage of net sales mostly to increased sales to existing customers and sales to existing customers with a higher profit margin in the six and three months ended May 31, 2018. Profit margins in 2017 and 2018 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers.

Selling and shipping expenses for the six months ended May 31, 2018 was $1,255,839, an increase of $34,865, or 2.9%, as compared to $1,220,974 for the six months ended May 31, 2017. Selling and shipping expenses for the three months ended May 31, 2018 was $637,418, a decrease of $22,780, or 3.5%, as compared to $660,198 for the three months ended May 31, 2017. We attribute the increase for the six months ended May 31, 2018 to increased commission expense relating to the increase in revenue, as well as increases in selling expenses such as entertainment and auto expenses, offset by a decrease in salesman compensation and travel expenses.. We attribute the decrease for the three months ending May 31, 2018 to decreases in commission expense, travel and shipping expenses offset by increases in entertainment expenses.

General and administrative expenses for the six months ended May 31, 2018 was $2,193,165, a decrease of $351,694, or 13.8%, as compared to $2,544,859 for the six months ended May 31, 2017. General and administrative expenses for the three months ended May 31, 2018 was $1,095,209, a decrease of $120,587, or 9.9%, as compared to $1,215,796 for the three months ended May 31, 2017. The decrease is due primarily to a decrease in legal fees incurred by the Company during the proxy contest and related settlement with certain shareholders of the Company and the completed tender offer in fiscal 2017. In the six months ended May 31, 2018, the Company incurred approximately $28,000 relating to the proxy contest. In the three months ended May 31, 2018 the Company did not incur costs related to the tender offer as compared to $88,621 incurred by the Company during the three months ended May 31 2017. In fiscal 2017, the Company incurred approximately $37,000 of expenses during the proxy contest and related settlement with certain shareholders of the Company and approximately $218,000 for the tender offer completed by the Company in March 2017 and other related expenses. The Company is in discussions with its insurance carrier regarding reimbursement for some of the costs the Company incurred in connection with the proxy contest and related settlement agreement. Offsetting increases are due to the hiring of additional employees as well as increases in utilities expenses, computer expenses and directors fees, and partially offset by decreases in temporary help expenses, officers compensation, stock promotion expenses as well as consulting expenses.

Depreciation expense for the six months ended May 31, 2018 was $24,486, an increase of $8,721, or 55.3%, as compared to $15,765 for the six months ended May 31, 2017. Depreciation expense for the three months ended May 31, 2018 was $12,532, an increase of $4,601 or 58%, as compared to $7,931 for the three months ended May 31, 2017. The increase is due to the Company purchasing or paying for new equipment during the six and three months ended May 31, 2018.

Investment income for the six months ended May 31, 2018 was $2, a decrease of $3,103 or 99.9% compared to $3,105 for the six months ended May 31, 2017. Investment income for the three months ended May 31, 2018 was $1, a decrease of $136 or 99.1% compared to $137 for the three months ended May 31, 2017. We attribute the decrease to a decrease in the Company’s cash balance due to the purchase of our stock in the tender offer completed in March 2017.

Interest expense for the six months ended May 31, 2018 was $9,734, an increase of $2,919, or 42.8% compared to $6,815 for the six months ended May 31, 2017. Interest expense for the three months ended May 31, 2018 was $3,713, a decrease of $3,102, or 45.5% compared to $6,815 for the three months ended May 31, 2017. We attribute the increase to the utilization of a credit line during the six months ended May 31, 2018.We attribute the decrease in the three months ended May 31, 2018 to the Company paying down of its outstanding line of credit.

Tax expense for the six months ended May 31, 2018 was $46,673, an increase of $175,640, or 136.2% as compared to a tax benefit of $(128,967) for the six months ended May 31, 2017. Tax expense for the three months ended May 31, 2018 was $2,907, a decrease of $3,305, or 53.2% as compared to a tax expense of $6,212 for the three months ended May 31, 2017.The changes result from changes from the new U.S. tax law (primarily the effects of changes to the rates and alternative minimum tax rules starting in 2018), our net income (loss) for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the six months ended May 31, 2018 was $203,866, compared to a net loss of $453,507 for the six months ended May 31, 2017.  Net income for the three months ended May 31, 2018 was $168,309, compared to a net loss of $103,334 for the three months ended May 31, 2017.

Liquidity and Capital Resources

As of May 31, 2018 we had cash of $1,307,144, and working capital of $3,856,614. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the six months ended May 31, 2018, we had net cash flow provided by operating activities of $525,450, as compared to net cash flow used in operating activities of $(175,377), for the six months ended May 31, 2017. The increase in cash flow from operating activities resulted from increases in net income, depreciation expenses, accounts receivable and deferred income taxes as partially offset by decreases in cash provided by inventory, accrued expenses, accounts payable and prepaid expenses.

We had net cash flow used in investing activities of $(30,305) for the six months ended May 31, 2018, as compared to net cash flow used in investing activities of $(14,858) for the six months ended May 31, 2017. We attribute the change to the Company purchasing new equipment during the six months ended May 31, 2018.

We had net cash flow used in financing activities of $(275,000) during the six months ended May 31, 2018 as compared to $(6,350,000) used in financing activities for the six months ended May 31, 2017. The repayments of $275,000 of the line of credit reflect the change during the six months ended May 31, 2018. During the six months ended May 31, 2017, the Company utilized $7,150,000 to repurchase common stock in the tender offer as offset by $800,000 in net borrowing from the credit line.

As a result of the foregoing, the Company had a net increase in cash of $220,145 for the six months ended May 31, 2018, as compared to a net decrease in cash of $6,540,235 for the six months ended May 31, 2017.

 In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. Since March 2017, the Company has repaid $775,000 under the line of credit and as of May 31, 2018 the balance on the line of credit was $225,000. As of May 31, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2018:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$35,280	$6,180	$15,461	$13,639	$-
Operating leases	$428,371	$181,341	$247,030	$-	$-

Total obligations	$463,651	$187,521	$262,491	$13,639	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2018 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 16, 2018	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

