Form 10-Q
period 2018-08-31
SURGE COMPONENTS INC
filed 2018-10-09
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Issuer’s telephone number: (631) 595-1818

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

As of October 5, 2018 the registrant had 5,224,431 shares of common stock, $.001 par value, outstanding.

SURGE COMPONENTS, INC

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2018	2017
	(unaudited)
ASSETS

Current assets:
Cash	$821,275	$1,086,999
Accounts receivable - net of allowance for doubtful accounts of $161,560	6,765,972	5,933,268
Inventory, net	3,216,566	3,161,587
Prepaid expenses and income taxes	107,359	158,869

Total current assets	10,911,172	10,340,723

Fixed assets – net of accumulated depreciation and amortization of $2,254,384 and $2,217,654	128,237	138,329

Deferred income taxes	969,834	982,880
Other assets	13,384	13,384

Total assets	$12,022,627	$11,475,316

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31,	November 30,
	2018	2017
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,947,779	$4,629,932
Loan Payable	200,000	500,000
Capital Lease Payable, Current maturities	6,325	6,411
Accrued expenses and taxes	1,019,432	937,249
Accrued salaries	544,364	621,930

Total current liabilities	6,717,900	6,695,522
Capital lease payable, net of current maturities	27,321	32,536
Deferred rent	28,242	34,518

Total liabilities	6,773,463	6,762,576

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series A – 260,000 shares authorized, none outstanding, non-voting, convertible, redeemable.
Series B – 200,000 shares authorized, none outstanding, voting, convertible, redeemable.
Series C – 100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 75,000,000 shares authorized, 5,224,431 and 5,224,431 shares issued and outstanding	5,224	5,224
Additional paid-in capital	16,557,310	16,557,310
Accumulated deficit	(11,313,380)	(11,849,804)

Total shareholders’ equity	5,249,164	4,712,740

Total liabilities and shareholders’ equity	$12,022,627	$11,475,316

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2018	2017	2018	2017
Net sales	$23,526,135	$21,793,936	$9,281,710	$8,695,624

Cost of goods sold	17,684,971	16,341,339	7,174,307	6,445,861

Gross profit	5,841,164	5,452,597	2,107,403	2,249,763

Operating expenses:
Selling and shipping expenses	1,961,477	1,892,777	705,638	671,802
General and administrative expenses	3,214,725	3,565,066	1,021,560	1,020,208
Depreciation and amortization	36,730	23,647	12,244	7,882

Total operating expenses	5,212,932	5,481,490	1,739,442	1,699,892

Income (loss) before other income (expense) and income taxes	628,232	(28,893)	367,961	549,871

Other income (expense):
Investment income	3	3,106	1	1
Interest expense	(13,330)	(16,056)	(3,596)	(9,242)

Other income (expense)	(13,327)	(12,950)	(3,595)	(9,241)

Income (loss) before income taxes	614,905	(41,843)	364,366	540,630

Income taxes (benefit)	73,481	(3,241)	26,808	125,727

Net income (loss)	541,424	(38,602)	337,558	414,903
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income (loss) available to common shareholders	$536,424	$(43,602)	$335,058	$412,403

Net income (loss) per share available to common shareholders:

Basic	$.10	$(.01)	$.06	$.08
Diluted	$.10	$(.01)	$.06	$.08

Weighted Shares Outstanding:
Basic	5,224,431	7,323,511	5,224,431	5,224,431
Diluted	5,362,058	7,323,511	5,362,058	5,383,029

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2018	August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$541,424	$(38,602)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,730	23,647
Deferred income taxes	13,046	(17,477)
Allowance for doubtful accounts	-	919

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(832,704)	(485,492)
Inventory	(54,979)	115,988
Prepaid expenses and income taxes	51,510	(20,345)
Accounts payable	317,847	1,894,418
Deferred rent	(6,276)	(3,644)
Accrued expenses	(383)	(487,788)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	66,215	981,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(31,939)	(14,858)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(31,939)	$(14,858)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended
	August 31, 2018	August 31, 2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings from loan payable	$(300,000)	$600,000
Repurchase of Common Stock in Tender Offer	-	(7,150,000)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(300,000)	(6,550,000)

NET CHANGE IN CASH	(265,724)	(5,583,234)

CASH AT BEGINNING OF PERIOD	1,086,999	7,120,601

CASH AT END OF PERIOD	$821,275	$1,537,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$15,100	$14,875

Interest paid	$13,330	$16,056

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2018 and August 31, 2017 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship the merchandise to the customer through a freight forwarder.  Title passes to the customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,434,000 and $2,825,000 for the nine months ended August 31, 2018 and August 31, 2017, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period they are earned. Commission revenue totaled $31,968 and $161,760 for the nine months ended August 31, 2018 and August 31, 2017, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $4,333,000 and $3,741,000 for the nine months ended August 31, 2018 and August 31, 2017, respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2018 was $1,050,173. The Company, at August 31, 2018, has a reserve against slow moving and obsolete inventory of $296,603. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At August 31, 2018 and November 30, 2017, the Company’s uninsured cash balances totaled $362,574 and $522,504, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal year ended November 30, 2014, and state tax examinations for years before fiscal year ended November 30, 2013. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2018 and August 31, 2017.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $5,928 and $8,070 for the nine months ended August 31, 2018 and August 31, 2017, respectively.

(13) Income Per Share

Basic income (loss) per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2018 and August 31, 2017 totaled 212,373 and 402,000, respectively.

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

(15) Recently Issued Standards

In February 2016, FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At August 31, 2018, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $425,194.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2018	2017

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	991,646	987,137
Computer Equipment	1,063,004	1,040,875
Less-Accumulated Depreciation	(2,254,384)	(2,217,654)
Net Fixed Assets	$128,237	$138,329

Depreciation and amortization expense for the nine months ended August 31, 2018 and August 31, 2017 was $36,730 and $23,647, respectively.

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

Future minimum lease payments under these capitalized lease obligations as of August 31, 2018 are as follows:

2019	$9,779
2020	$9,779
2021	$9,779
2022	$9,779
2023	$2,447
Total	$41,563
Less: interest portion	7,917
Present value of net minimum lease payments	$33,646
Less: current portion	6,325
Non-current portion	$27,321

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – CAPITALIZED LEASE OBLIGATIONS (Continued)

Capital lease obligations mature as follows:

Twelve months ending August 31:
2019	$6,325
2020	$7,544
2021	$8,280
2022	$9,088
2023	$2,409
Principal payments remaining	$33,646

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of August 31, 2018, the balance on the Credit Line was $200,000. As of August 31, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2018	2017

Commissions	$227,818	$186,282
Preferred Stock Dividends	141,569	136,569
Other accrued expenses	203,454	158,928
Accrued Professional Fees	446,591	455,470
	$1,019,432	$937,249

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,432,000 at November 30, 2017. Pension expense for the nine months ended August 31, 2018 and August 31, 2017 was $1,782 and $773, respectively.

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

In January 2000, the Company authorized 260,000 shares of preferred stock as Non-Voting Redeemable Convertible Series A Preferred Stock (“Series A Preferred”). None of the Series A preferred stock is outstanding as of August 31, 2018.

In November 2000, the Company authorized 200,000 shares of preferred stock as Voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”). None of the Series B Preferred Stock is outstanding as of August 31, 2018.

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

Dividends aggregating $141,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2018.  The Company has accrued these dividends.  At August 31, 2018, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2018.

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

Activity in the 2010 Stock Plan for the year ended August 31, 2018 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2017	250,000	$0.94
Options issued in the nine months ended August 31, 2018	-	$-
Options exercised in the nine months ended August 31, 2018	-	$-
Options cancelled in the nine months ended August 31, 2018	-	$-
Options outstanding at August 31, 2018	250,000	$0.94

Options exercisable at August 31, 2018	250,000	$0.94

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

The intrinsic value of the exercisable options at August 31, 2018 totaled $37,000.  At August 31, 2018, the weighted average remaining life of the stock options is 1.56 years.  At August 31, 2018, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

In August 2018, several provisions of the Settlement Agreement were amended (the “Amendment”). Pursuant to the Amendment, the Company agreed to take all steps necessary to change its state of incorporation from the state of Nevada to the state of Delaware. During Fiscal 2018, the Company must submit to its shareholders a proposal to approve the reincorporation. If a specified number of shares seek to exercise their dissenters’ rights, the Board may withdraw the reincorporation proposal. If withdrawn, the Company must resubmit the proposal to approve the reincorporation during a meeting held in Fiscal 2019. If holders of a specified number of shares seek to exercise their dissenters’ rights, the Company’s board of directors may withdraw the reincorporation proposal. If withdrawn, the Company must resubmit the proposal to approve the reincorporation during a meeting held in Fiscal 2020. The Amendment extended the period for prohibition of any equity grants until the completion of reincorporation into Delaware. The Settlement Agreement terminates at the latter of the date that is 15 business days prior to the deadline for the submission of director nomination and stockholder proposals for the 2019 Meeting or the date that the Company completes the reincorporation into Delaware.

On October 4, 2018, the Company held its annual meeting of shareholders, at which shareholders approved (i) the change in the Company’s state of incorporation from Nevada to Delaware and (ii) the declassification of the Company’s board of directors on a rolling basis. No shareholders exercised their dissenters’ rights in connection with the annual meeting and the Company expects to file the requisite documentation with the states of Nevada and Delaware to effectuate the reincorporation in the near future.

NOTE J – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2018	2017
Deferred Tax Assets
Net operating loss	$3,446,016	$4,053,847
Allowance for bad debts	49,909	49,909
Inventory	106,604	92,225
Deferred Rent	11,280	13,786
Depreciation	120,247	148,569
Total deferred tax assets	3,734,056	4,358,336
Valuation allowance	(2,764,222)	(3,375,456)

Deferred Tax Assets	$969,834	$982,880

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $611,000 during the nine months ended August 31, 2018.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2018	August 31, 2017

Current:
Federal	$17,488	$821
States	42,947	13,415

	60,435	14,236
Deferred:
Federal	9,394	(13,544)
States	3,652	(3,933)

	13,046	(17,477)

Provision for income taxes	$73,481	$(3,241)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $8,615,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine Months ended
	August 31,	August 31,
	2018	2017
U.S Federal Income tax statutory rate	21%	(34)%
Valuation allowance	(13)%	30%
State income taxes	4%	(3)%
Other	-	-
Effective tax rate	12%	(7)%

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

The Company’s future minimum rental commitments at August 31, 2018 are as follows:

Twelve Months Ended August 31,

2019	$182,236
2020	$185,880
2021	$15,515
$383,631

Net rental expense for the nine months ended August 31, 2018 and August 31, 2017 were $237,196 and $235,334, respectively, of which $194,734 and $192,102 respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who accounted for 10% and 13% of net sales for nine months ended August 31, 2018 and one customer who accounted for 13% of net sales for the nine months ended August 31, 2017.  The Company had two customers who each accounted for 11 % of accounts receivable at August 31, 2018 and no customer accounted for 10% of accounts receivable at November 30, 2017.

NOTE N – MAJOR SUPPLIERS

During the nine months ended August 31, 2018 and August 31, 2017 there was one foreign supplier accounting for 46% and 49% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2018, the Company purchased 50% of its products from Taiwan, 17% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2018	2017
Canada	$3,033,031	$2,945,872
China	$3,480,461	$3,506,149
Other Asian Countries	$1,341,707	$1,391,537
South America	$314,118	$300,130
Europe	$756,985	$1,042,237

Revenues are attributed to countries based on location of customer.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $31,968 and $161,760 for the nine months ended August 31, 2018 and August 31, 2017, respectively.

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

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices, that did not previously exist.  For example, customers are moving to centralized purchasing from regional purchasing and are stretching their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects the remainder of 2018 to continue to be a year of change and challenge, with this environment expected to continue into 2019. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. Another aspect of the electronics industry that has caused disruption and stress is the extended lead time for products in certain categories. Because of this extended lead time, the time from approval to shipping to customers is longer, which may prevent us from increasing our business as quickly as we had done previously.

The Company is concerned about the impact of tariffs in effect or being considered by the United States to impose on Chinese goods being imported into the United States, which includes the Company’s products. The imposition of such tariffs will likely cause our costs, as well as the prices we charge customers, to increase. However, there is no assurance that our customers will accept such increased prices. While the Company is investigating ways to reduce or avoid the tariffs, including shipping components from Asia directly to our customers’ manufacturing facilities in Mexico and Canada or to their bonded inventory warehouses on the border, these tariffs could have a negative impact on the Company’s business.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2018 increased by $1,732,199 or 7.9%, to $23,526,135 as compared to net sales of $21,793,936 for the nine months ended August 31, 2017. Consolidated net sales for the three months ended August 31, 2018 increases by $586,086 or 6.7%, to $9,281,710, as compared to net sales of $8,695,624 for the three months ended August 31, 2017. We attribute the increase in sales for the nine and three months ended August 31, 2018 to an increase in business with new customers as well as additional business with existing customers.

Our gross profit for the nine months ended August 31, 2018 increased by $388,567 to $5,841,164, or 7%, as compared to $5,452,597 for the nine months ended August 31, 2017. Gross margin as a percentage of net sales decreased to 24.8% for the nine months ended August 31, 2018 compared to 25% for the nine months ended August 31, 2017. Gross profit for the three months ended August 31, 2018 decreased by $142,360 to $2,107,403, or 6.3%, as compared to $2,249,763 for the three months ended August 31, 2017. Gross margin as a percentage of net sales decreased to 22.7% for the three months ended August 31, 2018 compared to 25.9% for the three months ended August 31, 2017. We attribute the increases in gross profit to increased sales to existing customers in the nine months ended August 31, 2018. We attribute approximately $133,000, or 2%, of the decrease in gross profit for the three months ended August 31, 2018 and the decrease in gross margin as a percentage of sales in the nine and three months ended August 31, 2018 to the impact of the tariff costs on certain products imported from China during this period, which went into effect as of July 6, 2018. The Company has been able to pass down a portion of these costs to customers during the three months ended August 31, 2018. The Company has also been in the process of moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. Profit margins in 2017 and 2018 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products.

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

Selling and shipping expenses for the nine months ended August 31, 2018 was $1,961,477, an increase of $68,700, or 3.6%, as compared to $1,892,277 for the nine months ended August 31, 2017. Selling and shipping expenses for the three months ended August 31, 2018 was $705,638, an increase of $33,836, or 5%, as compared to $671,802 for the three months ended August 31, 2017. We attribute the increase for the nine months ended August 31, 2018 to increased commission expense relating to the increase in revenue, as well as increases in selling expenses such as entertainment and auto expenses, offset by a decrease in salesman compensation and travel expenses. We attribute the increase for the three months ending August 31, 2018 to increases in commission expense and salesman compensation, as well as increases in entertainment expenses, auto and travel expenses offset by decreases in shipping expenses and freight expenses.

General and administrative expenses for the nine months ended August 31, 2018 was $3,214,725, a decrease of $350,341, or 9.8%, as compared to $3,565,066 for the nine months ended August 31, 2017. General and administrative expenses for the three months ended August 31, 2018 was $1,021,560, an increase of $1,352, or less than 1%, as compared to $1,020,208 for the three months ended August 31, 2017. The decrease for the nine months ended August 31, 2018 is due primarily to a decrease in legal fees incurred by the Company during the proxy contest and related settlement with certain shareholders of the Company and the completed tender offer in fiscal 2017. In the nine months ended August 31, 2018, the Company incurred approximately $28,000 relating to the proxy contest. In the three months ended August 31, 2018 and August 31, 2017 the Company did not incur costs related to the tender offer. In fiscal 2017, the Company incurred approximately $37,000 of expenses during the proxy contest and related settlement with certain shareholders of the Company and approximately $218,000 for the tender offer completed by the Company in March 2017 and other related expenses. The Company is in discussions with its insurance carrier regarding reimbursement for some of the costs the Company incurred in connection with the proxy contest and related settlement agreement. Offsetting increases for the nine months ended August 31, 2018 are due to the hiring of additional employees as well as increases in utilities expenses, computer expenses, temporary help expenses as well as office expenses and directors fees, and partially offset by decreases in telephone expenses, officers compensation, insurance expense stock promotion expenses as well as consulting expenses. The increase in the three months ended August 31, 2018 was due to increases in office and temporary help expenses, as well as increases in professional fees and directors fees offset by decreases in salaries, telephone expenses and insurance expenses.

Depreciation expense for the nine months ended August 31, 2018 was $36,730, an increase of $13,083, or 55.3%, as compared to $23,647 for the nine months ended August 31, 2017. Depreciation expense for the three months ended August 31, 2018 was $12,244 an increase of $4,362 or 55.3%, as compared to $7,882 for the three months ended August 31, 2017. The increase is due to the Company purchasing or paying for new equipment during the nine and three months ended August 31, 2018.

Investment income for the nine months ended August 31, 2018 was $3, a decrease of $3,103 or 99.9% compared to $3,106 for the nine months ended August 31, 2017. Investment income for the three months ended August 31, 2018 was flat at $1, compared to $1 for the three months ended August 31, 2017. We attribute the decrease for the nine months to a decrease in the Company’s cash balance due to the purchase of our stock in the tender offer completed in March 2017.

Interest expense for the nine months ended August 31, 2018 was $13,330 a decrease of $2,726, or 17% compared to $16,056 for the nine months ended August 31, 2017. Interest expense for the three months ended August 31, 2018 was $3,596, a decrease of $5,646, or 61.1% compared to $9,242 for the three months ended August 31, 2017. We attribute the decrease in the nine and three months ended August 31, 2018 to the Company paying down a portion of its outstanding line of credit.

Tax expense for the nine months ended August 31, 2018 was $73,481, an increase of $76,722, or 2367% as compared to a tax benefit of $(3,241) for the nine months ended August 31, 2017. Tax expense for the three months ended August 31, 2018 was $26,808, a decrease of $98,919, or 78.7% as compared to a tax expense of $125,727 for the three months ended August 31, 2017. The changes result from changes from the new U.S. tax law (primarily the effects of changes to the rates and alternative minimum tax rules starting in 2018), our net income (loss) for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2018 was $541,424, compared to a net loss of $38,602 for the nine months ended August 31, 2017.  Net income for the three months ended August 31, 2018 was $337,558, compared to a net income of $414,903 for the three months ended August 31, 2017.

Liquidity and Capital Resources

As of August 31, 2018 we had cash of $821,275 and working capital of $4,193,272. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2018, we had net cash flow provided by operating activities of $66,215, as compared to net cash flow provided by operating activities of $981,624, for the nine months ended August 31, 2017. The decrease in cash flow from operating activities resulted from decreases in cash provided by accounts receivable, inventory, accounts payable and deferred rent as partially offset by increases in net income and prepaid expenses,

We had net cash flow used in investing activities of $(31,939) for the nine months ended August 31, 2018, as compared to net cash flow used in investing activities of $(14,858) for the nine months ended August 31, 2017. We attribute the change to the Company purchasing new equipment during the nine months ended August 31, 2018.

We had net cash flow used in financing activities of $(300,000) during the nine months ended August 31, 2018 as compared to $(6,550,000) used in financing activities for the nine months ended August 31, 2017. The repayments of $300,000 of the line of credit reflect the change during the nine months ended August 31, 2018. During the nine months ended August 31, 2017, the Company utilized $7,150,000 to repurchase common stock in the tender offer as offset by $600,000 in net borrowing from the credit line.

As a result of the foregoing, the Company had a net decrease in cash of $265,724 for the nine months ended August 31, 2018, as compared to a net decrease in cash of $5,583,234 for the nine months ended August 31, 2017.

In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. Since March 2017, the Company has repaid $800,000 under the line of credit and as of August 31, 2018 the balance on the line of credit was $200,000. As of August 31, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2018:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$33,646	$6,325	$15,824	$11,497	$-
Operating leases	$383,631	$182,236	$201,395	$-	$-

Total obligations	$417,277	$188,561	$217,219	$11,497	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2018 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2018 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders.

On October 4, 2018, the Company held its annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders: (i) re-elected Lawrence Chariton, Peter Levy and Gary Jacobs as Class C directors of the Company, (ii) approved the reincorporation of the Company from the state of Nevada to the state of Delaware, (iii) approved an amendment to the Company’s articles of incorporation to declassify its board of directors, (iv) ratified the appointment of Seligson & Giannattasio, LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2018 and (v) approved the compensation of the Company’s named executive officers.

Set forth below are the final voting results for each of the proposals:

Proposal No. 1 – Election of directors

Lawrence Chariton, Peter Levy and Gary Jacobs were elected to serve as Class C directors of the Company until the 2020 annual meeting of stockholders or until their successors are elected and qualified or until their earlier resignation or removal. The voting results were as follows:

Director	Votes For	Votes Withheld
Lawrence Chariton	2,385,863	369,675
Peter Levy	2,591,101	164,437
Gary Jacobs	2,466,476	289,062

Proposal No. 2 – Reincorporation of the Company from the State of Nevada to the State of Delaware

The reincorporation of the Company from the State of Nevada to the State of Delaware was ratified. The voting results were as follows:

Votes For	Votes Against	Abstentions
2,732,868	13,578	9,092

Proposal No. 3 – Amendment to the Company’s Articles of Incorporation to Declassify the Board:

The amendment to the Company’s Articles of Incorporation to declassify the Board was ratified. The voting results were as follows:

Votes For	Votes Against	Abstentions
2,732,605	13,081	9,852

Proposal No. 4 – Ratification of appointment of independent registered public accounting firm

The appointment of Seligson & Giannattasio, LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2018 was ratified. The voting results were as follows:

Votes For	Votes Against	Abstentions
4,260,537	12,105	11,005

Proposal No. 5 – Advisory vote regarding the approval of compensation paid to named executive officers

The compensation of the Company’s named executive officers was approved, on an advisory basis. The voting results were as follows:

Votes For	Votes Against	Abstentions
2,131,601	606,281	17,656

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Amendment to Settlement Agreement, dated as of August 16, 2018, by and among Surge Components, Inc., Ira Levy, Steven J. Lubman, Alan Plafker, Lawrence Chariton, Gary Jacobs and Martin Novick, and Messrs. Michael D. Tofias and Bradley P. Rexroad (filed as exhibit 10.1 to Form 8-K filed on August 22, 2018 and incorporated herein by reference).

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: October 9, 2018	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)