Form 10-K
period 2018-11-30
SURGE COMPONENTS INC
filed 2019-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-27688

SURGE COMPONENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2602030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

95 East Jefryn Boulevard Deer Park, New York	11729
(Address of principal executive offices)	(Zip Code)

(631) 595-1818
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2018, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $3.9 million.

The registrant’s common stock outstanding as of February 26, 2019, was 5,262,128 shares of common stock.

SURGE COMPONENTS, INC.

i

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

ii

PART I

Item 1. Business.

References to “we,” “us,” “our”, “our company” and “the company” refer to Surge Components, Inc. (“Surge” or the “Company”) and, unless the context indicates otherwise, includes Surge’s wholly-owned subsidiaries, Challenge/Surge, Inc. (“Challenge”), and Surge Components, Limited (“Surge Limited”).

We were incorporated under the laws of the State of New York on November 24, 1981, and re-incorporated in Nevada on August 26, 2010. In February 2019, we converted into a Delaware corporation. We completed an initial public offering of our securities in 1984 and a second offering in August 1996. Our principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729 and our telephone number is (631) 595-1818.

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $48,730 and $244,631 for the fiscal years ended November 30, 2018 (“Fiscal 2018”) and November 30, 2017 (“Fiscal 2017”), respectively.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2018 and Fiscal 2017, capacitors accounted for approximately 51% and 50% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2018 and Fiscal 2017. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 46% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2018.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2018, we maintained inventory valued at $3,389,065.

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

Product Availability

Surge and Challenge obtain substantially all of their products from manufacturers in Asia. However, in Fiscal 2018 and Fiscal 2017, Challenge purchased approximately 94% and 95%, respectively, of its products overseas as a result of Challenge’s introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2018, those foreign manufactured products were supplied from manufacturers in Taiwan (49%), Hong Kong (18%), elsewhere in Asia (30%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

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

We only have one agreement with a supplier, Lelon Electronics, which is terminable by either party upon six months’ notice to the other party. We have an agreement to act as the sales agent in North America for one of our manufacturers, Lelon Electronics. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

For Fiscal 2018 and Fiscal 2017, one of Surge’s vendors, Lelon Electronics, accounted for approximately 46% and 49% of Surge’s consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

The components business has, from time to time, experienced periods of shortages in product supply, usually as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices and or reduce the number of units sold to given customers. Should there be shortages in the future, such shortages may benefit our business if we get preferential supply from our manufacturers. It could also have an adverse effect upon our business, in the case that our manufacturers don’t have enough capacity to provide enough components. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. While our manufacturing partners are experiencing extended delivery times we believe that these delivery times are less than the delivery times experienced by its competitors. This has caused a slower ramp up in new business because of the longer lead time necessary to get products to customers. We expect this trend to continue at least through mid-2019.

Marketing and Sales

Surge’s sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs twelve sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships.

We use independent sales representatives or organizations, which often specialize in specific products and areas and have specific knowledge of and contacts in particular markets. We currently have representation agreements with approximately 30 sales representative organizations. Sales representative organizations, which are generally paid a 5% commission on net sales, are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. Pursuant to arrangements with our independent sales representatives, they are permitted to represent other electronics manufacturers, but are generally prohibited from carrying a line of products competitive with the products that we sell. These arrangements can be terminated on written notice by either party or if breached by either party. These organizations normally employ between one and twelve sales representatives. The individual sales representatives employed by the sales organizations generally possess an expertise which enhances the scope of our marketing and sales efforts. This permits us to avoid the significant costs associated with creating a direct marketing network. We have had relationships with certain sales organizations since 1988 and continue to engage new sales organizations as needed. We believe that additional sales organizations and representatives are available to us, if required.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. One of our customers, , accounted for 13% of net sales for Fiscal 2018, and one of our customers accounted for 12% of net sales for Fiscal 2017. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Settlement Agreement

On December 22, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”). The Settlement Agreement generally provided that:

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 annual meeting;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions, and

●	the Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5.0 million shares of its common stock at a price of $1.43 per share (the “Tender Offer”), which the Company completed in March 2017 whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000.

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions; and

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed.

Pursuant to the Settlement Agreement, the Company also agreed to reimburse the expenses of the Stockholders associated with their investment in the Company, including their proxy solicitation and litigation costs, in an amount not to exceed $300,000.

On April 6, 2017, the Board of Directors elected Peter Levy as a Class C Director. He is an independent director.

On October 4, 2018, the Company held its annual meeting of shareholders, at which shareholders approved (i) the change in the Company’s state of incorporation from Nevada to Delaware and (ii) the declassification of the Company’s board of directors on a rolling basis. No shareholders exercised their dissenters’ rights in connection with the reincorporation proposal. The Company was reincorporated in Delaware on February 5, 2019.

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

Our ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at the present time, there can be no assurance that these factors will not materially adversely affect us in the future. Since July 2018, when tariffs started to impact some of the Company’s sales, the Company has been able to pass on the tariffs to its U.S. and Canadian customers. We have also changed our shipping terms with our Mexico customers to Free Carrier, which means we deliver the goods to the customers’ Hong Kong freight forwarder, who then becomes responsible for the transportation and tariff costs. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a materially adverse impact on our business and results of operations.

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

The Company has been impacted by the tariffs in effect or being considered by the United States to impose on Chinese goods being imported into the United States, which includes the Company’s products. The imposition of such tariffs will likely cause our costs, as well as the prices we charge customers, to increase.

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

Patents, Trademarks and Proprietary Information

In September 2018, we filed a U.S. patent application with the United States Patent and Trademark Office for an improved pinpoint alarm designed to improve an individual’s ability to determine the location of an alarm versus standard single, multi-frequency, or broadband alarms. The improved alarm can be used in a wide variety of applications, including reversing vehicles, medical emergency notification, and hardware devices that use Bluetooth or other wireless communications protocols in combination with mobile software applications to locate lost items, including phones, wallets, and keys. To the best of our knowledge, the manufacturers of the products that we sell do not have patents, trademarks or copyrights registered in the United States Patent and Trademark Officer or in any state. We rely on the know-how, experience and capabilities of our management personnel. Although we believe that the products do not and will not infringe patents or trademarks, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell infringe proprietary rights of others, these products may have to be modified or redesigned by the manufacturer of these products. However, there can be no assurance that any infringing products will be able to be modified or redesigned in a way that does not infringe on the proprietary rights of others, which could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

Backlog

As of November 30, 2018, our backlog was approximately $11,294,000, as compared with $8,189,000 at November 30, 2017. Substantially all backlog is expected to be shipped by us within 180 days of year end. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2018, Surge and Challenge employed 36 persons, two of whom are employed in executive capacities, twelve are engaged in sales, three in engineering, two in purchasing, five in administrative capacities, six in customer service, two in accounting and four in warehousing. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 46% and 49% of the Company’s consolidated purchases in the years ending November 30, 2018 and November 30, 2017. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2018, approximately 11% and 13% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 97% of the total goods which we purchased in Fiscal 2018 were manufactured in foreign countries, with the majority purchased from Taiwan (49%), Hong Kong (18%), elsewhere in Asia (30%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

We have no patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. In September 2018, we filed a U.S. patent application for an improved pinpoint alarm designed to improve an individual’s ability to determine the location of an alarm versus standard single, multi-frequency, or broadband alarms. The improved alarm can be used in a wide variety of applications, including reversing vehicles, medical emergency notification, and hardware devices that use Bluetooth or other wireless communications protocols in combination with mobile software applications to locate lost items, including phones, wallets, and keys. We rely on the know-how, experience and capabilities of our management personnel. Therefore, without trademark and copyright protection, we have no protection from other parties attempting to offer similar services. Although we believe that the products that we sell do not and will not infringe patents or trademarks, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell infringe proprietary rights of others, the manufacturers of the products that we sell may be required to modify the design of the products that we sell, change the name of these products and/or obtain a license. There can be no assurance that the manufacturers will be able to modify or redesign the products in a way that does not infringe on the proprietary rights of others. Our failure to do any of the foregoing could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products that we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

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

Our certificate of incorporation and bylaws currently contain provisions that could delay or prevent a change of control of our company or changes in our Board of Directors that our stockholders might consider favorable. Some of these provisions:

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

We have also adopted a shareholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 5% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of our shares to all stockholders other than the acquiring person. These and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2020 and our monthly rent for the year ended November 30, 2018 is $15,211. Our monthly rent will increase over the 10 year term to $15,516 in the final year. We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2015, the Company renewed its lease to rent office space and a warehouse in Hong Kong for two years and is currently in negotiations to renew the lease. Annual minimum rental payments for this space are approximately $58,500.

In January 2019, the Company entered into a lease to rent additional warehouse space in Hong Kong for two years. Annual minimum rental payments for this space are approximately $36,840.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Pink Market maintained by OTC Markets Group under the symbol “SPRS”. Trading in our common stock is limited. Quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of the date of the filing of this report, there are 5,262,128 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 181 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2018 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	175,000	$0.99	1,666,859

Equity compensation plan not yet approved by security holders	-	-	-

Total	175,000	$0.99	1,666,859

(1)	Represents the Company’s 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $48,730 and $244,631 for the fiscal year ended November 30, 2018 and November 30, 2017 respectively.

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

The electronic components industry continues to change, and at this time there is a shortage of certain electronic components in the markets that the Company serves, which may continue through the first half of 2019. The Company believes that this may be a potential opportunity for the Company to achieve business from new customers who are seeking alternative suppliers. Conversely, as our factory lead time has extended, we are now offering less benefits to customers as we had previously done.

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices that did not previously exist.  For example, customers are moving to centralized purchasing from regional purchasing and are stretching their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects 2019 to be a year of change and challenge. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. Another aspect of the electronics industry that has caused disruption and stress is the extended lead time for products in certain categories. Because of this extended lead time, the time from approval to shipping to customers is longer, which may prevent us from increasing our business as quickly as we had done previously. The global economic slowdown, especially in China, is negatively impacting the growth of our customers and many of the manufacturing companies in China.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2018 increased by $2,596,753 or 8.7%, to $32,372,030 as compared to net sales of $29,775,277 for the fiscal year ended November 30, 2017. We attribute the increase to an increase in business with new customers as well as additional business with existing customers.

Our gross profit for the fiscal year ended November 30, 2018 increased by $772,702 to $8,283,198, or 10.3%, as compared to $7,510,496 for the fiscal year ended November 30, 2017. Gross margin as a percentage of net sales increased to 25.6% for the fiscal year ended November 30, 2018 compared to 25.2% for the fiscal year ended November 30, 2017. The increase can be attributed to an increase in sales volume as well as certain products being sold at a higher profit margin. Profit margins in 2017 and 2018 have been impacted as a result of certain of our customers, who are some of the biggest buyers of components, demanding the lowest prices for our products. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2018, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2019, the Company expects the effects of the tariffs to be similar to 2018.

Selling and shipping expenses for the fiscal year ended November 30, 2018 was $2,649,456, an increase of $121,857, or 4.8%, as compared to $2,527,599 for the fiscal year ended November 30, 2017. We attribute the increase to increases in selling expenses such as commission expenses, travel and entertainment expenses, and auto expenses, offset by a decrease in freight out and shipping expenses.

General and administrative expenses for the fiscal year ended November 30, 2018 was $4,069,823, a decrease of $544,979, or 11.8%, as compared to $4,614,802 for the fiscal year ended November 30, 2017. The decrease is due primarily to a decrease in legal fees incurred by the Company during the proxy contest and related settlement with certain shareholders of the Company and the completed tender offer in Fiscal 2017. In Fiscal 2018, the Company incurred approximately $28,000 relating to the proxy contest. In Fiscal 2017, the Company incurred approximately $37,000 of expenses during the proxy contest and related settlement with certain shareholders of the Company and approximately $218,000 for the tender offer completed by the Company in March 2017 and other related expenses. In October 2018, the Company received reimbursement from its insurance carrier in the amount of $603,362 for a portion of the costs the Company incurred in connection with the proxy contest and related settlement agreement. This amount is included in the Company’s consolidated statements of operations as other income. Offsetting increases are due to the hiring of additional employees and increased costs for health insurance, computer and rent expenses as well as increases in general insurance expenses and directors fees, and partially offset by decreases in temporary help expenses, telephone expenses and consulting expenses as well as decreases in dues and utilities. Additionally, general and administrative expenses for the fiscal year ended November 30, 2018 reflect a $243,000 decrease in legal fees previously incurred by the Company in connection with the proxy contest and the settlement agreement, which was originally recorded as legal fees during the years ended November 30, 2016 and 2017.

Depreciation expense for the fiscal year ended November 30, 2018 was $48,972, an increase of $16,858, or 52.5%, as compared to $32,114 for the fiscal year ended November 30, 2017. The increase is due to the Company purchasing new equipment during the fiscal year ended November 30, 2018.

Other income for the fiscal year ended November 30, 2018 was $603,367, an increase of $600,260 compared to $3,107 for the fiscal year ended November 30, 2017. We attribute the increase to insurance reimbursement of $603,362 from the settlement and proxy contest, which amount was received in October 2018.

Interest expense for the fiscal year ended November 30, 2018 was $15,728, a decrease of $6,715, or 29.9% compared to $22,443 for the fiscal year ended November 30, 2017. We attribute the decrease to the Company paying down the line of credit during the fiscal year ended November 30, 2018.

Tax expense for the fiscal year ended November 30, 2018 was $140,992, an increase of $181,813 as compared to a tax benefit of $(40,821) for the fiscal year ended November 30, 2017. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2018 was $1,961,594, compared to a net income of $357,466 for the fiscal year ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018 we had cash of $1,761,863, and working capital of $5,628,885. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the fiscal year ended November 30, 2018, we had net cash flow provided by operating activities of $1,187,413, as compared to net cash flow provided by operating activities of $665,920 for the fiscal year ended November 30, 2017. The increase in cash flow from operating activities resulted from an increase in net income, accounts receivable and prepaid expenses, as partially offset by an decrease in cash provided by accrued expenses and accounts payable.

We had net cash flow used in investing activities of $(26,638) for the fiscal year ended November 30, 2018, as compared to net cash flow used in investing activities of $(49,522) for the fiscal year ended November 30, 2017. We attribute the change to the Company purchasing less new equipment during the fiscal year ended November 30, 2018.

We had net cash flow used in financing activities of $(485,911) during the fiscal year ended November 30, 2018 as compared to $(6,650,000) used in financing activities for the fiscal year ended November 30, 2017. The repayments of $500,000 of the line of credit reflect the change during the fiscal year ended November 30, 2018. During fiscal year ended November 30, 2017, the Company utilized $7,150,000 to repurchase common stock in the tender offer as offset by $500,000 in net borrowing from the line of credit.

As a result of the foregoing, the Company had a net increase in cash of $674,864 for the fiscal year ended November 30, 2018, as compared to a net decrease in cash of $6,033,602 for the fiscal year ended November 30, 2017.

In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. The Company subsequently repaid $1,000,000 under the line of credit and as of November 30, 2018 the balance on the line of credit was $0. As of November 30, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2018:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$32,536	$7,036	$16,197	$9,303	$-
Operating leases	$381,976	186,912	195,064	-	-

Total obligations	$414,512	$193,948	$211,261	$9,303	$-

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

As of November 30, 2018 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2018 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2018. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors is classified into three classes, with the term of office of one class expiring each year. The term of Class C directors expires at the Company’s annual meeting of shareholders to be held in 2020, the term of Class A and Class B directors expires at the Company’s next annual meeting of shareholders to be held in 2019, and, commencing at the next annual meeting of shareholders to be held in 2019, each director will be elected for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	62	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	63	Vice President, Secretary, Treasurer and Class A Director
Alan Plafker* (2)(3)	60	Class B Director
Martin Novick* (2)(3)	82	Class B Director
Lawrence Chariton* (2)(3)	61	Class C Director
Gary Jacobs* (1)(2)(3)	61	Class C Director
Peter Levy* (1)(2)(3)	58	Class C Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Class C Directors

Lawrence Chariton has served as a director since 2001. Since May 2008, he has served as a consultant to Great American Jewelry, a retail jewelry firm. He served for 32 years as Chief Operating Officer of Linda Shop Jewelry, a retail jewelry firm. Since February 2018, Mr. Chariton has served as a member of the Board of Trustees of the State University of Old Westbury in New York. Mr. Chariton previously served as a member of the Board of Directors of New Island Hospital in Bethpage New York and subsequently served as a member of the Board of Directors of St. Joseph’s Hospital from February 2007 to December 2010. Mr. Chariton served on the Board of Directors of Jewish National Fund of Long Island. Mr. Chariton has a Bachelor’s degree in Accounting from Hofstra University and is a graduate of the Gemological Institute of America in Diamond Grading and Color Essentials. Mr. Chariton’s experience running a small business led to the conclusion that he should serve on our board.

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

Board and Committee Meetings

During the fiscal year ended November 30, 2018, the Board held 4 meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on October 4, 2018 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Novick, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2018, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2018, the Compensation Committee held one meeting.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held no meetings during the fiscal year ended November 30, 2018.

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

Procedures for Nominating Directors

Effective February 5, 2019, the Company began to be governed by newly adopted bylaws (the “Bylaws”).The Bylaws provide, among other things, for advance notice of director nominations.

The exclusive means by which a stockholder may nominate a director is as follows: (i) in the case of the nomination of a director for election at an annual meeting, by delivery of a notice to the secretary of the Company not less than sixty days nor more than ninety days prior to the anniversary of the date on which the Corporation first mailed its proxy materials for the previous year’s annual meeting of stockholders (or within a reasonable time before the date on which the Company mails its proxy materials for the current year if during the prior year the Company did not hold an annual meeting); or (ii) in the case of the nomination of a director for election at a special meeting, by delivery of a notice to the secretary not less than sixty days nor more than ninety days prior to such special meeting, in either case setting forth: (a) the name, age, business address and the primary legal residence address of each nominee proposed in such notice, (b) the principal occupation or employment of such nominee, (c) the number of shares of capital stock of the Company which are owned directly or indirectly of record and directly or indirectly beneficially owned by the nominee and each of its affiliates, (d) any material agreements, understandings or relationships, including financial transactions and compensation, between the nominating stockholder and the proposed nominees and (d) such other information concerning each such nominee as would be required, under the rules of the SEC, in a proxy statement soliciting proxies in a contested election of such nominees. Such notice shall include a signed consent of each such nominee to serve as a director of the Company, if elected. In addition, any stockholder nominee, to be validly nominated, is required to submit to the secretary the questionnaire required pursuant to the Bylaws. A stockholder intending to nominate one or more candidates for election as directors must comply with the advance notice bylaw provisions specifically applicable to the nomination of candidates for election as directors for such nomination to be properly brought before the meeting.

To be eligible to be a director nominee nominated by a stockholder or stockholders for election or reelection as a director of the Company, a nominee must deliver (in accordance with the time periods prescribed for delivery of notice under Section 2.6.2 of the Bylaws) to the secretary a written questionnaire (the “Questionnaire”) with respect to the background, qualification and experience of such person and the background of any other person or entity on whose behalf the nomination is being made and a written representation and agreement that such person: (a) will abide by the requirements of the Bylaws and the Company’s certificate of incorporation as in effect at the time of their nomination and as validly amended, (b) is not and will not become a party to (1) any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how such person, if elected as a director of the Company, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company or (2) any Voting Commitment that could limit or interfere with such person’s ability to comply, if elected as a director of the Company, with such person’s fiduciary duties under applicable law, (c) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed therein, and (d) in such person’s individual capacity and on behalf of any person or entity on whose behalf the nomination is being made, would be in compliance, if elected as a director of the Company, and will comply with all applicable publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company. If, prior to the meeting, there is a change or inaccuracy in any information set forth on the Questionnaire, then the director candidate must promptly notify the secretary by submitting in writing a revised Questionnaire. If a nominee fails to provide such Questionnaire, revised Questionnaire or representation and agreement in accordance with the above, the information may be deemed by the Board of Directors in its discretion not to have been provided in accordance with the Bylaws and such nominee may be disqualified as a director nominee by the Board of Directors in its discretion.

In addition to all other requirements set forth in the Bylaws, a nominating stockholder (including its affiliates) and each director nominee must also comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in the Bylaws.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with the exception of one late Form 4 for Mr. Plafker.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2018 and November 30, 2017:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Ira Levy	2018	275,000	137,500	-	-	56,038	468,538
President CEO and CFO	2017	275,000	168,375	-	-	53,872	497,247

Steven J. Lubman	2018	225,000	100,000	-	-	47,143	372,143
Vice President and Secretary	2017	225,000	142,670	-	-	43,975	411,645

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2018, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$27,968	$19,832	$8,238
Steven J. Lubman	$27,968	$11,400	$7,775

2018 Base Salary and Bonus

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

The bonus granted to the named executive officers in 2018 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2018 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2018 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2018 year, the Compensation Committee granted awards that were approximately one hundred percent (100%) of the executives’ target award amount.

2018 Equity Compensation Awards

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

With respect to the 2018 year, no equity awards were granted by the Compensation Committee.

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

Outstanding Equity Awards at November 30, 2018

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	-	-
Steven Lubman	-	-	-

Director Compensation for Year Ending November 30, 2018

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2018. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2018 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alan Plafker	30,000	-	30,000
Martin Novick	30,000	-	30,000
Lawrence Chariton	30,000	-	30,000
Gary Jacobs	42,000	-	42,000
Peter Levy	30,000	-	30,000

(1)	Amounts in this column reflect the grant date value of the option awards granted to each of the directors in accordance with Topic 718, disregarding any estimates of forfeitures. Further details of the methods and assumptions used for purposes of valuing these awards are included in Note H of the Notes to Consolidated Financial Statements in this Annual Report. As of November 30, 2018, Messrs. Plafker and Chariton each held 25,000 shares of unexercised but vested stock option awards, and Mr. Jacobs held 50,000 shares of unexercised but vested stock option awards.

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

The following table sets forth as of February 22, 2019, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
	Stock Beneficially		Stock Beneficially
Name and address of Beneficial Owner(1)	Owned		Owned(2)

Ira Levy	1,170,299		22.2%

Steven J. Lubman	970,108		18.4%

Lawrence Chariton	157,573	(3)	3.00%

Alan Plafker	33,197	(3)	-

Martin Novick	-		-

Gary Jacobs	112,000	(4)	2.11%

Peter Levy	-		-

All directors and executive officers as a group (7 persons)	2,443,177		45.6%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,262,128 shares of common stock outstanding as of February 26, 2019.

(3)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

(4)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer.  Our lease is through September 2020 and our annual rent payments were approximately $260,241 and $256,721 for Fiscal 2018 and Fiscal 2017, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2017 and 2018

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2017 and 2018 by Seligson & Giannattasio, LLP:

	2017	2018
Audit Fees(1)	$151,000	$172,500
Tax Fees(2)	$12,000	$12,000

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1.	Our Consolidated Financial Statements commencing on page F-1 of this Annual Report.

2.	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Surge Components, Inc. (filed as exhibit 3.3 to Form 8-K filed on February 11, 2019 and incorporated herein by reference)

3.2	Bylaws of Surge Components, Inc. (filed as exhibit 3.4 to Form 8-K filed on February 11, 2019 and incorporated herein by reference)

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent (filed as exhibit to Form 8-K filed on October 7, 2016 and incorporated herein by reference).

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn Blvd., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn Blvd., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.5	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.6	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.7	2015 Incentive Stock Plan (filed as exhibit to Form 10-K filed on February 26, 2016 and incorporated herein by reference)

10.8	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.9	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.10	Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.11	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.12	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.13	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.14	Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.15	Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.16	Distributor Agreement, dated August 14, 2012, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Form 10-K filed on February 28, 2013 and incorporated herein by reference)

10.17	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.18	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.19	First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.20	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013 (filed as exhibit to Form 10-Q filed on July 15, 2013 and incorporated herein by reference)

10.21	Settlement Agreement, dated as of December 22, 2016, by and among Surge Components, Inc., Ira Levy, Steven J. Lubman, Alan Plafker, Lawrence Chariton, Gary Jacobs and Martin Novick, and Messrs. Michael D. Tofias and Bradley P. Rexroad (filed as exhibit to Form 8-K filed on December 23, 2016 and incorporated herein by reference).

10.22	Amendment to Settlement Agreement, dated as of August 16, 2018, by and among Surge Components, Inc., Ira Levy, Steven J. Lubman, Alan Plafker, Lawrence Chariton, Gary Jacobs and Martin Novick, and Messrs. Michael D. Tofias and Bradley P. Rexroad (filed as exhibit 10.1 to Form 8-K filed on August 22, 2018 and incorporated herein by reference).

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: February 28, 2019	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2019
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2019
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2019
Director

/s/ Martin Novick
Martin Novick	February 28, 2019
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2019
Director

/s/ Peter A. Levy
Peter A. Levy	February 28, 2019
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2019
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Seligson & Giannattasio, LLP

We have served as the Company’s auditor since 2002.

White Plains, New York

February 28, 2019

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2018	2017
ASSETS

Current assets:
Cash	$1,761,863	$1,086,999
Accounts receivable - net of allowance for doubtful accounts of $161,560	5,997,493	5,933,268
Inventory, net	3,389,065	3,161,587
Prepaid expenses and income taxes	19,589	158,869
Deferred income taxes	-	327,627

Total current assets	11,168,010	10,668,350

Fixed assets – net of accumulated depreciation and amortization of $2,266,627 and $2,217,654	115,995	138,329

Deferred income taxes	982,624	655,253
Other assets	13,384	13,384

Total assets	$12,280,013	$11,475,316

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30,	November 30,
	2018	2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,420,013	$4,629,932
Loan payable	-	500,000
Capital lease payable, current maturities	7,036	6,411
Accrued expenses and taxes	603,203	937,249
Accrued salaries	508,873	621,930

Total current liabilities	5,539,125	6,695,522
Capital lease payable, net of current maturities	25,500	32,536
Deferred rent	25,554	34,518

Total liabilities	5,590,179	6,762,576

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,262,128 and 5,224,431 shares issued and outstanding	5,262	5,224
Additional paid-in capital	16,577,772	16,557,310
Accumulated deficit	(9,893,210)	(11,849,804)

Total shareholders’ equity	6,689,834	4,712,740

Total liabilities and shareholders’ equity	$12,280,013	$11,475,316

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2018	2017
Net sales	$32,372,030	$29,775,277

Cost of goods sold	24,088,832	22,264,781

Gross profit	8,283,198	7,510,496

Operating expenses:
Selling and shipping expenses	2,649,456	2,527,599
General and administrative expenses	4,069,823	4,614,802
Depreciation and amortization	48,972	32,114

Total operating expenses	6,768,251	7,174,515

Income before other income and income taxes	1,514,947	335,981

Other (expense) income :
Interest expense	(15,728)	(22,443)
Other income including insurance recovery	603,367	3,107

Other income (expense) :	587,639	(19,336)

Income before income taxes	2,102,586	316,645

Income (benefit) taxes	140,992	(40,821)

Net income	$1,961,594	$357,466
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$1,956,594	$352,466

Net income per share available to common shareholders:

Basic	$.37	$.05
Diluted	$.37	$.05

Weighted Shares Outstanding:
Basic	5,226,604	6,498,404
Diluted	5,345,061	6,610,492

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2018 and 2017

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2016	10,000	$10	10,224,431	$10,224	$23,702,310	$(12,202,270)	$11,510,274

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Repurchase of common shares	-	-	(5,000,000)	(5,000)	(7,145,000)	-	(7,150,000)

Net Income	-	-	-	-	-	357,466	357,466

Balance – November 30, 2017	10,000	10	5,224,431	5,224	16,557,310	(11,849,804)	4,712,740

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Stock option exercise	-	-	37,697	38	20,462	-	20,500

Net Income	-	-	-	-	-	1,961,594	1,961,594

Balance – November 30, 2018	10,000	$10	5,262,128	$5,262	$16,577,772	$(9,893,210)	$6,689,834

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,961,594	$357,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,972	32,114
Stock compensation expense	-	-
Deferred income taxes	256	(68,220)
Allowance for doubtful accounts	-	(1,584)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(64,225)	(372,876)
Inventory	(227,478)	(232,017)
Prepaid expenses and income taxes	139,280	(14,045)
Other assets	-	-
Accounts payable	(209,919)	1,392,340
Deferred rent	(8,964)	(5,444)
Accrued expenses	(452,103)	(421,814)

NET CASH FLOWS PROVIDED BY) OPERATING ACTIVITIES	1,187,413	665,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(26,638)	(49,522)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(26,638)	$(49,522)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock	$-	$-
Proceeds from exercise of stock options	20,500	-
Repurchase of common stock in tender offer	-	(7,150,000)
Net Borrowings on loans payable	(506,411)	500,000

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(485,911)	(6,650,000)

NET CHANGE IN CASH	674,864	(6,033,602)

CASH AT BEGINNING OF PERIOD	1,086,999	7,120,601

CASH AT END OF PERIOD	$1,761,863	$1,086,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$21,611	$27,399

Interest paid	$15,728	$22,443

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000
Acquisition of fixed assets by capital lease	$-	$38,947

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

In February 2019, the Company converted into a Delaware corporation. The number of authorized shares of common stock was decreased to 50,000,000 shares.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $4,277,000 and $3,221,000 for the years ended November 30, 2018 and November 30, 2017 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $48,730 and $244,631 for the years ended November 30, 2018 and November 30, 2017 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $6,101,000 and $5,067,000 for the years ended November 30, 2018 and November 30, 2017 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or market.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2018 was $1,617,382. The Company, at November 30, 2018, has a reserve against slow moving and obsolete inventory of $233,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At November 30, 2018 and November 30, 2017, the Company’s uninsured cash balances totaled $1,197,367 and $522,504, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2014, and state tax examinations for years before fiscal years ending November 30, 2013. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2018 and November 30, 2017.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $7,240 and $8,970 for the years ended November 30, 2018 and November 30, 2017 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2018 and November 30, 2017 totaled 156,543 and 237,911, respectively.

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

(15) Recently Issued Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At November 30, 2018, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $421,092

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2018	2017

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	991,646	987,137
Computer Equipment	1,063,005	1,040,875
Less-Accumulated Depreciation	(2,266,627)	(2,217,654)
Net Fixed Assets	$115,995	$138,329

Depreciation and amortization expense for the years ended November 30, 2018 and November 30, 2017 was $48,972 and $32,114, respectively.

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

Future minimum lease payments under these capitalized lease obligations as of November 30, 2018 are as follows:

2019	$9,779
2020	$9,779
2021	$9,779
2022	$9,779

Total	$39,116
Less: interest portion	6,580
Present value of net minimum lease payments	$32,536
Less: current portion	7,036
Non-current portion	$25,500

Capital lease obligations mature as follows:

Fiscal year ending December 31:
2019	$7,036
2020	$7,722
2021	$8,475
2022	$9,303

Principal payments remaining	$32,536

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of November 30, 2018, the balance on the Credit Line was $0. As of November 30, 2018, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2018	2017

Commissions	$228,199	$186,282
Preferred stock dividends	141,569	136,569
Other accrued expenses	233,435	158,928
Accrued professional fees	-	455,470
	$603,203	$937,249

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,201,000 at November 30, 2018. Pension expense for the years ended November 30, 2018 and November 30, 2017 was $1,908 and $1,626, respectively.

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

Dividends aggregating $141,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2018.  The Company has accrued these dividends.  At November 30, 2018, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2018.

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

Activity in the 2010 Stock Plan for the year ended November 30, 2018 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2017	250,000	$0.94
Options issued in the year ended November 30, 2018	-	$-
Options exercised in the year ended November 30, 2018	(75,000)	$0.82
Options cancelled in the year ended November 30, 2018	-	$-
Options outstanding at November 30, 2018	175,000	$0.99

Options exercisable at November 30, 2018	175,000	$0.99

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

In October 2016, one employee director exercised options to acquire 50,000 shares of common stock at $0.82 per share and 62,500 shares of common stock at $0.80 per share. In October 2016, one employee director exercised options to acquire 25,000 shares of common stock at $0.82 per share and 45,938 shares of common stock at $0.80 per share.

The intrinsic value of the exercisable options at November 30, 2018 totaled $6,000.  At November 30, 2018 the weighted average remaining life of the stock options is 1.88 years. At November 30, 2018, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

NOTE I – SETTLEMENT AGREEMENT

On December 22, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”). The Settlement Agreement generally provided that:

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 annual meeting;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions, and

●	the Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5.0 million shares of its common stock at a price of $1.43 per share (the “Tender Offer”), which the Company completed in March 2017 whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000.

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions; and

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed.

Pursuant to the Settlement Agreement, the Company also agreed to reimburse the expenses of the Stockholders associated with their investment in the Company, including their proxy solicitation and litigation costs, in an amount not to exceed $300,000.

On April 6, 2017, the Board of Directors elected Peter Levy as a Class C Director. He is an independent director.

On October 4, 2018, the Company held its annual meeting of shareholders, at which shareholders approved (i) the change in the Company’s state of incorporation from Nevada to Delaware and (ii) the declassification of the Company’s board of directors on a rolling basis. No shareholders exercised their dissenters’ rights in connection with the reincorporation proposal. The Company was reincorporated in Delaware on February 5, 2019.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2018	2017
Deferred Tax Assets
Net operating loss	$2,008,906	$3,786,406
Allowance for bad debts	32,658	49,909
Inventory	69,757	92,225
Deferred rent	6,679	13,786
Other	62,071	-
Depreciation	73,140	115,752
Total deferred tax assets	2,253,211	4,058,078
Valuation allowance	(1,270,587)	(3,075,198)

Deferred Tax Assets	$982,624	$982,880

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $1,804,000 during the year ended November 30, 2018.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2018	November 30, 2017

Current:
Federal	$41,094	$-
States	99,642	27,399

	140,736	27,399
Deferred:
Federal	184	(55,940)
States	72	(12,280)

	256	(68,220)

Provision for income taxes	$140,992	$(40,821)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $7,687,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2018	2017
U.S Federal Income tax statutory rate	21%	34%
Valuation allowance	(21)%	(56)%
State income taxes	7%	9%
Other	-	-
Effective tax rate	7%	(13)%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”).  Annual minimum rental payments to the Related Company approximated $180,000 for the year ended November 30, 2018, and increase at the rate of three per cent per annum throughout the lease term.

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

In January 2019, the Company entered into a lease to rent warehouse space in Hong Kong for two years. Annual minimum rental payments for this space are approximately $36,840.

The Company’s future minimum rental commitments at November 30, 2018 are as follows:

Twelve Months Ended November 30,

2019	$186,912
2020	$191,994
2021	$3,070

$381,976

Net rental expense for the years ended November 30, 2018 and November 30, 2017 were $317,210 and $314,746 respectively, of which $260,241 and $256,721 respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who each accounted for 11% and 13% of net sales for year ended November 30, 2018 and one customer who accounted for 12% of net sales for the year ended November 30, 2017.  The Company had two customers who each accounted for 11% and 14% of accounts receivable at November 30, 2018 and one customer who accounted for 11% of accounts receivable at November 30, 2017.

NOTE N – MAJOR SUPPLIERS

During the years ended November 30, 2018 and November 30, 2017 there was one foreign supplier accounting for 46% and 49% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the year ended November 30, 2018, the Company purchased 49% of its products from Taiwan, 18% from Hong Kong, 30% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2018	2017
Canada	4,250,717	3,748,226
China	4,838,884	4,688,335
Other Asian Countries	1,690,734	2,160,762
South America	407,894	411,376
Europe	1,012,220	1,185,304

Revenues are attributed to countries based on location of customer.