Form 10-Q
period 2019-02-28
SURGE COMPONENTS INC
filed 2019-04-15
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant’s common stock outstanding as of April 12, 2019, was 5,262,128 shares of common stock.

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	November 30,
	2019	2018
	(unaudited)
ASSETS

Current assets:
Cash	$1,816,521	$1,761,863
Accounts receivable - net of allowance for doubtful accounts of $163,357 and $161,560	5,604,308	5,997,493
Inventory, net	3,350,369	3,389,065
Prepaid expenses and income taxes	36,836	19,589

Total current assets	10,808,034	11,168,010

Fixed assets – net of accumulated depreciation and amortization of $2,276,205 and $2,266,627	111,997	115,995

Deferred income taxes	1,098,485	982,624
Other assets	22,607	13,384

Total assets	$12,041,123	$12,280,013

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28,	November 30,
	2019	2018
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,631,964	$4,420,013
Loan payable	-	-
Capital lease payable, current maturities	7,258	7,036
Accrued expenses and taxes	594,586	603,203
Accrued salaries	381,650	508,873

Total current liabilities	4,615,458	5,539,125
Capital lease payable, net of current maturities	21,967	25,500
Deferred rent	22,567	25,554

Total liabilities	4,659,992	5,590,179

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,262,128 and 5,262,128 shares issued and outstanding	5,262	5,262
Additional paid-in capital	16,577,772	16,577,772
Accumulated deficit	(9,201,913)	(9,893,210)

Total shareholders’ equity	7,381,131	6,689,834

Total liabilities and shareholders’ equity	$12,041,123	$12,280,013

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,
	2019	2018
Net sales	$8,407,342	$6,982,327

Cost of goods sold	6,083,782	5,168,653

Gross profit	2,323,560	1,813,674

Operating expenses:
Selling and shipping expenses	642,896	618,421
General and administrative expenses	1,087,037	1,097,956
Depreciation and amortization	9,578	11,954

Total operating expenses	1,739,511	1,728,331

Income before other income and income taxes	584,049	85,343

Other (expense) income :
Interest expense	(733)	(6,021)
Other income	1	1

Other income (expense) :	(732)	(6,020)

Income before income taxes	583,317	79,323

Income (benefit) taxes	(110,480)	43,766

Net income	$693,797	$35,557
Dividends on preferred stock	2,500	2,500

Net income available to common shareholders	$691,297	$33,057

Net income per share available to common shareholders:

Basic	$.13	$.01
Diluted	$.13	$.01

Weighted Shares Outstanding:
Basic	5,262,128	5,224,431
Diluted	5,362,128	5,345,145

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$693,797	$35,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,578	11,954
Deferred income taxes	(115,861)	26,366
Allowance for doubtful accounts	(1,797)	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	394,982	1,119,022
Inventory	38,696	593,147
Prepaid expenses and income taxes	(17,247)	(16,299)
Other Assets	(9,223)	-
Accounts payable	(788,049)	(1,323,056)
Deferred rent	(2,987)	(2,092)
Accrued expenses	(138,340)	(196,953)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	63,549	247,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(5,580)	(18,798)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(5,580)	$(18,798)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended February 28,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings on loans payable	$(3,311)	$(250,000)

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(3,311)	(250,000)

NET CHANGE IN CASH	54,658	(21,152)

CASH AT BEGINNING OF PERIOD	1,761,863	1,086,999

CASH AT END OF PERIOD	$1,816,521	$1,065,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$3,739	$15,651

Interest paid	$733	$6.021

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The results and trends in these interim consolidated financial statements for the three months ended February 28, 2019 and February 28, 2018 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $702,000 and $783,000 for the three months ended February 28, 2019 and February 28, 2018, respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period they are earned. Commission revenue totaled $22,029 and $38,967 for the three months ended February 28, 2019 and February 28, 2018, respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $1,519,000 and $1,158,000 for the three months ended February 28, 2019 and February 28, 2018, respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2019 was $1,102,736. The Company, at February 28, 2019, has a reserve against slow moving and obsolete inventory of $233,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At February 28, 2019 and November 30, 2018, the Company’s uninsured cash balances totaled $1,252,025 and $1,197,367, respectively.

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

The Company follows the provisions of the Accounting Standards Codification (“ASC”) topic, ASC 740, “Income Taxes” (ASC 740). There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before the fiscal year ended November 30, 2014, and state tax examinations for years before the fiscal year ended November 30, 2013. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2019 and February 28, 2018.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $1,220 and $2,142 for the three months ended February 28, 2019 and February 28, 2018, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2019 and February 28, 2018 totaled 172,000 and 230,852, respectively.

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

(15) Recently Issued Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At February 28, 2019, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $399,948

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2019	2018

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	995,356	991,646
Computer Equipment	1,064,875	1,063,005
Less-Accumulated Depreciation	(2,276,205)	(2,266,627)
Net Fixed Assets	$111,997	$115,995

Depreciation and amortization expense for the three months ended February 28, 2019 and February 28, 2018 was $9,578 and $11,954, respectively.

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

Future minimum lease payments under these capitalized lease obligations as of February 28, 2019 are as follows:

2020	$9,779
2021	$9,779
2022	$9,779
2023	$7,337

Total	$36,674
Less: interest portion	7,449
Present value of net minimum lease payments	$29,225
Less: current portion	7,258
Non-current portion	$16,484

Capital lease obligations mature as follows:

Twelve months ending February 28:
2019	$7,258
2020	$7,965
2021	$8,742
2022	$5,260

Principal payments remaining	$29,225

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of February 28, 2019, the balance on the Credit Line was $0. As of February 28, 2019, the Company was in compliance with the debt covenants for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2019	2018

Commissions	$244,699	$228,199
Preferred stock dividends	144,069	141,569
Other accrued expenses	205,818	233,435

	$594,586	$603,203

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,201,000 at November 30, 2018. Pension expense for the three months ended February 28, 2019 and February 28, 2018 was $1,100 and $1,084, respectively.

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

Dividends aggregating $144,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2018.  The Company has accrued these dividends.  At February 28, 2019, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2019.

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

Activity in the 2010 Stock Plan for the year ended February 28, 2019 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2018	175,000	$0.99
Options issued in the three months ended February 28, 2019	-	$-
Options exercised in the three months ended February 28, 2019	-	$-
Options cancelled in the three months ended February 28, 2019	(3,000)	$(1.15)
Options outstanding at February 28, 2019	172,000	$0.99

Options exercisable at February 28, 2019	172,000	$0.99

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

The intrinsic value of the exercisable options at February 28, 2019 totaled $13,000.  At February 28, 2019, the weighted average remaining life of the stock options is 1.63 years. At February 28, 2019, there was no unrecognized compensation cost related to the stock options granted under the plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[4] Compensation of Directors

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

On October 4, 2018, the Company held its annual meeting of shareholders, at which shareholders approved (i) the change in the Company’s state of incorporation from Nevada to Delaware and (ii) the declassification of the Company’s board of directors on a rolling basis. No shareholders exercised their dissenters’ rights in connection with the annual meeting.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2019	2018
Deferred Tax Assets
Net operating loss	$1,840,660	$2,008,906
Allowance for bad debts	33,128	32,658
Inventory	57,610	69,757
Deferred rent	5,898	6,679
Other	77,588	62,071
Depreciation	73,640	73,140
Total deferred tax assets	2,088,524	2,253,211
Valuation allowance	(990,039)	(1,270,587)

Deferred Tax Assets	$1,098,485	$982,624

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $281,000 during the three months ended February 28, 2019.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2019	February 28, 2018

Current:
Federal	$-	$-
States	5,281	17,400

	5,281	17,400
Deferred:
Federal	(91,530)	19,397
States	(24,331)	6,969

	(115,861)	26,366

Provision for income taxes	$(110,480)	$43,766

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $7,043,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months ended
	February 28,	February 28,
	2019	2018
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	(47)%	25%
State income taxes	7%	9%
Other	-	-
Effective tax rate	(19)%	55%

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

The Company’s future minimum rental commitments at February 28, 2019 are as follows:

Twelve Months Ended February 28,

2020	$220,896
2021	$142,378
2022	$-

$363,274

Net rental expense for the three months ended February 28, 2019 and February 28, 2018 were $84,814 and $79,265, respectively, of which $65,806 and $64,911, respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who accounted for 11% and 14% of net sales for the three months ended February 28, 2019 and two customers who accounted for 10% and 11% of net sales for the three months ended February 28, 2018.  The Company had one customer who accounted for 14% of accounts receivable at February 28, 2019 and no customers who accounted 10% of accounts receivable at February 28, 2018.

NOTE N – MAJOR SUPPLIERS

During the three months ended February 28, 2019 and February 28, 2018 there was one foreign supplier accounting for 35% and 46% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the three months ended February 28, 2019, the Company purchased 41% of its products from Taiwan, 12% from Hong Kong, 31% from elsewhere in Asia and the remaining 16% from the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 28,
	2019	2018
Canada	1,092,398	840,641
China	1,513,169	1,000,865
Other Asian Countries	445,435	303,530
South America	81,621	123,335
Europe	326,913	224,315

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $22,029 and $38,967 for the three months ended February 28, 2019 and February 28, 2018, respectively.

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

In September 2018, we filed a U.S. patent application with the United States Patent and Trademark Office for an improved pinpoint alarm designed to improve an individual’s ability to determine the location of an alarm versus standard single, multi-frequency, or broadband alarms. The improved alarm can be used in a wide variety of applications, including reversing vehicles, medical emergency notification, and hardware devices that use Bluetooth or other wireless communications protocols in combination with mobile software applications to locate lost items, including phones, wallets, and keys. To the best of our knowledge, the manufacturers of the products that we sell do not have patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. We rely on the know-how, experience and capabilities of our management personnel. Although we believe that the products do not infringe on any patents or trademarks of other parties, or violate proprietary rights of others, it is possible that infringement of existing or future patents, trademarks or proprietary rights of others may occur.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The electronic components industry continues to change, and although the market was previously impacted by shortages in certain types of components, market conditions have generally returned back to the way they were prior to the shortages. As of the date of this report, the Company has been able to maintain its current business and sustain pricing to its customers.

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

Results of Operations

Net sales for the three months ended February 28, 2019 increased by $1,425,015 or 20.4%, to $8,407,342 as compared to net sales of $6,982,327 for the three months ended February 28, 2018. We attribute the increase to an increase in business with new customers as well as additional business with existing customers.

Our gross profit for the three months ended February 28, 2019 increased by $509,886 to $2,323,560, or 28.1% as compared to $1,813,674 for the three months ended February 28, 2018. Gross margin as a percentage of net sales increased to 27.6% for the three months ended February 28, 2019 compared to 26.0% for the three months ended February 28, 2018. The increase can be attributed to an increase in sales volume as well as certain products being sold at a higher profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the three months ended February 28, 2019, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers, which resulted in increased revenues. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2019, the Company expects the effects of the tariffs to be similar to the second half of 2018.

Selling and shipping expenses for the three months ended February 28, 2019 was $642,896, an increase of $24,475, or 4.0%, as compared to $618,421 for the three months ended February 28, 2018. We attribute the increase to increases in selling expenses such as salesman compensation, and freight out, offset by a decrease in commission and travel expenses.

General and administrative expenses for the three months ended February 28, 2019 was $1,087,037, a decrease of $10,919, or 1%, as compared to $1,097,956 for the three months ended February 28, 2018. The decrease is due to decreases in computer expenses, professional fees and payroll expenses offset by increases in rent expenses, office and temporary help expenses and investor relations expenses.

Depreciation expense for the three months ended February 28, 2019 was $9,578, a decrease of $2,376, or 19.9%, as compared to $11,954 for the three months ended February 28, 2018. The decrease is due to the Company purchasing less new equipment during the three months ended February 28, 2019 as compared to the three months ended February 28, 2018.

Other income for the three months ended February 28, 2019 and the three months ended February 28, 2018 remained flat at $1.

Interest expense for the three months ended February 28, 2019 was $733, a decrease of $5,288, or 87.8% compared to $6,021 for the three months ended February 28, 2018. We attribute the decrease to the Company paying down the line of credit in 2018.

Tax benefit for the three months ended February 28, 2019 was $(110,480), an increase of $154,246 as compared to a tax expense of $43,766 for the three months ended February 28, 2018. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 28, 2019 was $693,797, compared to a net income of $35,557 for the three months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019 we had cash of $1,816,521, and working capital of $6,192,576. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the three months ended February 28, 2019, we had net cash flow provided by operating activities of $63,549, as compared to net cash flow provided by operating activities of $247,646 for the three months ended February 28, 2018. The decrease in cash flow provided from operating activities resulted from a decrease in cash provided by accounts receivable, inventory and deferred income taxes as partially offset by an increase in net income, and a decrease in accounts payable and accrued expenses.

We had net cash flow used in investing activities of $(5,580) for the three months ended February 28, 2019, as compared to net cash flow used in investing activities of $(18,798) for the three months ended February 28, 2018. We attribute the change to the Company purchasing less new equipment during the three months ended February 28, 2019.

We had net cash flow used in financing activities of $(3,311) during the three months ended February 28, 2019 as compared to $(250,000) used in financing activities for the three months ended February 28, 2018. We attribute the majority of the change to the repayments of the $250,000 of the line of credit during the three months ended February 28, 2018.

As a result of the foregoing, the Company had a net increase in cash of $54,658 for the three months ended February 28, 2019, as compared to a net decrease in cash of $21,152 for the three months ended February 28, 2018.

In March 2017, the Company completed a tender offer whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000. In February 2017, the Company obtained a line of credit of up to $3.0 million for working capital. In March 2017, the Company borrowed $1,000,000 under the line of credit for working capital purposes and to be repaid out of expected cash flows from operations. The Company subsequently repaid the line of credit and as of February 28, 2019, the balance on the line of credit was $0. As of February 28, 2019, the Company was in compliance with the covenant for the debt service coverage ratio for the line of credit.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2019:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$29,225	$7,258	$16,707	$5,260	$-
Operating leases	$363,274	220,896	142,378	-	-

Total obligations	$392,499	$228,154	$159,085	$5,260	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2019 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on February 5, 2019 (filed as Exhibit 3.1 to Form 8-K filed on February 11, 2019 and incorporated herein by reference)
3.2	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on February 5, 2019 (filed as Exhibit 3.2 to Form 8-K filed on February 11, 2019 and incorporated herein by reference)
3.3	Certificate of Incorporation of Surge Components, Inc. (filed as Exhibit 3.3 to Form 8-K filed on February 11, 2019 and incorporated herein by reference)
3.4	Bylaws of Surge Components, Inc. (filed as Exhibit 3.4 to Form 8-K filed on February 11, 2019 and incorporated herein by reference)

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 15, 2019	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)