Form 10-Q
period 2019-08-31
SURGE COMPONENTS INC
filed 2019-10-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

The registrant’s common stock outstanding as of October 12, 2019, was 5,309,335 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2019	2018
	(unaudited)
ASSETS

Current assets:
Cash	$2,346,896	$1,761,863
Accounts receivable - net of allowance for doubtful accounts of $128,370 and $161,560	5,548,945	5,997,493
Inventory, net	3,763,202	3,389,065
Prepaid expenses and income taxes	311,729	19,589

Total current assets	11,970,772	11,168,010

Fixed assets – net of accumulated depreciation and amortization of $2,295,504 and $2,266,627	94,339	115,995

Deferred income taxes	1,142,466	982,624
Other assets	22,607	13,384

Total assets	$13,230,184	$12,280,013

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31,	November 30,
	2019	2018
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,593,804	$4,420,013
Loan payable	-	-
Capital lease payable, current maturities	6,942	7,036
Accrued expenses and taxes	565,452	603,203
Accrued salaries	419,332	508,873

Total current liabilities	4,585,530	5,539,125
Capital lease payable, net of current maturities	19,777	25,500
Deferred rent	16,593	25,554

Total liabilities	4,621,900	5,590,179

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C – 100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,309,335 and 5,262,128 shares issued and outstanding	5,308	5,262
Additional paid-in capital	16,666,476	16,577,772
Accumulated deficit	(8,063,510)	(9,893,210)

Total shareholders’ equity	8,608,284	6,689,834

Total liabilities and shareholders’ equity	$13,230,184	$12,280,013

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2019	2018	2019	2018
Net sales	$24,957,943	$23,526,135	$8,085,849	$9,281,710

Cost of goods sold	17,749,039	17,684,971	5,670,293	7,174,307

Gross profit	7,208,904	5,841,164	2,415,556	2,107,403

Operating expenses:
Selling and shipping expenses	2,011,634	1,961,477	717,399	705,638
General and administrative expenses	3,458,541	3,214,725	1,087,154	1,021,560
Depreciation and amortization	28,878	36,730	9,626	12,244

Total operating expenses	5,499,053	5,212,932	1,814,179	1,739,442

Income before other income (expense) and income taxes	1,709,851	628,232	601,377	367,961

Other income (expense):
Investment income	245	3	242	1
Interest expense	(2,079)	(13,330)	(652)	(3,596)

Other income (expense)	(1,834)	(13,327)	(410)	(3,595)

Income before income taxes	1,708,017	614,905	600,967	364,366

Income taxes (benefit)	(126,683)	73,481	(78,304)	26,808

Net income	1,834,700	541,424	679,271	337,558
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income available to common shareholders	$1,829,700	$536,424	$676,771	$335,058

Net income per share available to common shareholders:

Basic	$.35	$.10	$.13	$.06
Diluted	$.33	$.10	$.12	$.06

Weighted Shares Outstanding:

Basic	5,280,735	5,224,431	5,309,335	5,224,431
Diluted	5,463,928	5,362,058	5,492,527	5,362,058

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,834,700	$541,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,877	36,730
Deferred income taxes	(159,842)	13,046
Allowance for doubtful accounts	33,190	-
Stock Compensation	88,750	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	415,358	(832,704)
Inventory	(374,137)	(54,979)
Prepaid expenses and income taxes	(292,140)	51,510
Other Assets	(9,223)	-
Accounts payable	(826,209)	317,847
Deferred rent	(8,961)	(6,276)
Accrued expenses	(132,292)	(383)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	598,071	66,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(7,221)	(31,939)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(7,221)	$(31,939)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended August 31,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings on loans payable	$(5,817)	$(300,000)

NET CASH FLOWS (USED IN) FINANCING ACTIVITIES	(5,817)	(300,000)

NET CHANGE IN CASH	585,033	(265,724)

CASH AT BEGINNING OF PERIOD	1,761,863	1,086,999

CASH AT END OF PERIOD	$2,346,896	$821,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$91,389	$15,100

Interest paid	$2,079	$13,330

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2019 and August 31, 2018 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of its suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder.  Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,402,000 and $3,434,000  for the nine months ended August 31, 2019 and August 31, 2018, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period they are earned. Commission revenue totaled $462,111 and $31,968 for the nine months ended August 31, 2019 and August 31, 2018, respectively, which increase was due to commission income on new and existing accounts.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements.  Revenues under these distribution agreements were approximately $4,961,000 and $4,333,000 for the nine months ended August 31, 2019 and August 31, 2018, respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value.  Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2019 was $1,206,901. The Company, at August 31, 2019, has a reserve against slow moving and obsolete inventory of $250,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions.   At August 31, 2019 and November 30, 2018, the Company’s uninsured cash balances totaled $1,782,401 and $1,197,367, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before the fiscal year ended November 30, 2015, and state tax examinations for years before the fiscal year ended November 30, 2014. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2019 and August 31, 2018.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses.  Shipping costs totaled $4,573 and $5,928 for the nine months ended August 31, 2019 and August 31, 2018, respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2019 and August 31, 2018 totaled 134,373 and 212,373, respectively.

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

(15) Recently Issued Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company is in the process of assessing the impact the adoption this ASU will have on its consolidated financial position, results of operations and cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted. Early adoption of this ASU is permitted. At August 31, 2019, the Company’s undiscounted future minimum payments outstanding for lease obligations (including those currently included as capital lease obligations) were approximately $404,739.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2019	2018

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	995,356	991,646
Computer Equipment	1,066,516	1,063,005
Less-Accumulated Depreciation	(2,295,504)	(2,266,627)
Net Fixed Assets	$94,339	$115,995

Depreciation and amortization expense for the nine months ended August 31, 2019 and August 31, 2018 was $28,877 and $36,730, respectively.

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

Future minimum lease payments under these capitalized lease obligations as of August 31, 2019 are as follows:

2020	$9,779
2021	$9,779
2022	$9,779
2023	$2,447

Total	$31,784
Less: interest portion	5,065
Present value of net minimum lease payments	$26,719
Less: current portion	6,942
Non-current portion	$19,777

Capital lease obligations mature as follows:

Twelve months ending August 31:
2019	$6,942
2020	$8,280
2021	$9,088
2022	$2,409

Principal payments remaining	$26,719

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LINE OF CREDIT

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). As of August 31, 2019, the balance on the Credit Line was $0. As of August 31, 2019, the Company was in compliance with the debt covenants for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2019	2018

Commissions	$222,250	$228,199
Preferred stock dividends	146,569	141,569
Other accrued expenses	196,633	233,435

Total	$565,452	$603,203

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service.  The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary.  Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,201,000 at November 30, 2018. Pension expense for the nine months ended August 31, 2019 and August 31, 2018 was $2,392 and $1,782, respectively.

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

Dividends aggregating $146,569 have not been paid for the semi-annual periods ended June 30, 2001 through the semi-annual payment due June 30, 2019.  The Company has accrued these dividends.  At August 31, 2019, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2019.

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

Activity in the 2010 Stock Plan for the nine months ended August 31, 2019 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2018	175,000	$0.99
Options issued in the nine months ended August 31, 2019	-	$-
Options exercised in the nine months ended August 31, 2019	-	$-
Options cancelled in the nine months ended August 31, 2019	(3,000)	$(1.15)
Options outstanding at August 31, 2019	172,000	$0.99

Options exercisable at August 31, 2019	172,000	$0.99

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

In May 2019, the Company awarded one employee director 29,255 shares of its common stock and another director 17,952 shares of common stock under the 2015 Stock Plan as part of their 2018 bonus. The Company recorded a cost of $88,750 relating to the issuance of these shares.

The intrinsic value of the exercisable options at August 31, 2019 totaled $380,600.  At August 31, 2019, the weighted average remaining life of the stock options is 1.12 years. At August 31, 2019, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2019	2018
Deferred Tax Assets
Net operating loss	$2,037,590	$2,008,906
Allowance for bad debts	26,114	32,658
Inventory	60,746	69,757
Deferred rent	4,337	6,679
Other	55,609	62,071
Depreciation	74,655	73,140
Total deferred tax assets	2,259,051	2,253,211
Valuation allowance	(1,116,585)	(1,270,587)

Deferred Tax Assets	$1,142,466	$982,624

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $154,000 during the nine months ended August 31, 2019.  This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2019	August 31, 2018

Current:
Federal	$(38,519)	$17,488
States	71,678	42,947

	33,159	60,435
Deferred:
Federal	(126,275)	9,394
States	(33,567)	3,652

	(159,842)	13,046

Provision for income taxes	$(126,683)	$73,481

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $6,313,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine Months ended
	August 31,	August 31,
	2019	2018
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	(32)%	(13)%
State income taxes	4%	4%
Other	-	-
Effective tax rate	(7)%	12%

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

The Company’s future minimum rental commitments at August 31, 2019 are as follows:

Twelve Months Ended August 31,

2020	$291,180
2021	$81,775
2022	$-

$372,955

Net rental expense for the nine months ended August 31, 2019 and August 31, 2018 were $265,114 and $237,196, respectively, of which $197,418 and $194,734, respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who accounted for 12% and 13% of net sales for the nine months ended August 31, 2019 and two customers who accounted for 10% and 13% of net sales for the nine months ended August 31, 2018.  The Company had one customer who accounted for 11% of accounts receivable at August 31, 2019 and two customers who each accounted for 11% of accounts receivable at August 31, 2018.

NOTE N – MAJOR SUPPLIERS

During the nine months ended August 31, 2019 and August 31, 2018 there was one foreign supplier accounting for 39% and 46% of total inventory purchased.

The Company purchases substantially all of its products overseas.  For the nine months ended August 31, 2019, the Company purchased 45% of its products from Taiwan, 17% from Hong Kong, 31% from elsewhere in Asia and the remaining 7% from the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2019	2018
Canada	3,311,535	3,033,031
China	4,240,122	3,480,461
Other Asian Countries	1,811,454	1,341,707
South America	394,140	314,118
Europe	931,916	756,985

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $462,111 and $31,968 for the nine months ended August 31, 2019 and August 31, 2018, respectively, which increase was due to commission income on new and existing accounts.

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

The electronic components industry continues to change, as market conditions have declined, especially due to tariffs, but also due to a downturn in the global economy. As of the date of this report, the Company started to feel some business downturn from some of its customers.

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices that did not previously exist, such as tariffs.    These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations also have an effect on companies doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong, such as in the automotive industry. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management is concerned that the rest of 2019 into 2020 will be a year of change and challenge. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued strength and growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. The global economic slowdown is strongly impacted by the tariffs which are negatively impacting the growth of our customers and many of the manufacturing companies in China. However, at this time the Company has not yet experienced a material adverse effect from the tariffs.

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

Inventory Valuation

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $40,000.

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

Results of Operations

Net sales for the nine months ended August 31, 2019 increased by $1,431,808 or 6.1%, to $24,957,943 as compared to net sales of $23,526,135 for the nine months ended August 31, 2018. Consolidated net sales for the three months ended August 31, 2019 decreased by $1,195,861 or 12.9%, to $8,085,849, as compared to net sales of $9,281,710 for the three months ended August 31, 2018. We attribute the increase in the nine months ended August 31, 2019 to increases in business with new customers as well as additional business with existing customers. We attribute the decrease in net sales for the three months ended August 31, 2019 to a decreased demand at certain customers due to a downturn in business due to tariffs as well as a general demand. We also attribute the decrease to a decrease in business with certain existing customers. Net sales for the nine and three months ended August 31, 2019 reflect $978,807 and $292,166, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the nine months ended August 31, 2019 increased by $1,367,740 to $7,208,904, or 23.4% as compared to $5,841,164 for the nine months ended August 31, 2018. Gross margin as a percentage of net sales increased to 28.9% for the nine months ended August 31, 2019 compared to 24.8% for the nine months ended August 31, 2018. Gross profit for the three months ended August 31, 2019 increased by $308,153 to $2,415,556, or 14.6% as compared to $2,107,403 for the three months ended August 31, 2018. Gross margin as a percentage of net sales increased to 29.9% for the three months ended August 31, 2019 compared to 22.7% for the three months ended August 31, 2018. The increases can be attributed to certain products being sold at a higher profit margin. Management has continued to target customers with higher margins and has been able to negotiate reduced costs with factories resulting in a higher gross profit percentage. A portion of the increase in gross profit percentage can also be attributed to increases in commission income on new and existing accounts. Our industry will continue to receive pressure from customers for price reductions. Some of them demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the nine months ended August 31, 2019, the Company has not yet experienced a material adverse effect from tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along these costs to its customers, which resulted in increased revenues. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the nine months ended August 31, 2019 was $2,011,634, an increase of $50,157, or 2.6%, as compared to $1,961,477 for the nine months ended August 31, 2018. Selling and shipping expenses for the three months ended August 31, 2019 was $717,399, an increase of $11,761, or 1.7%, as compared to $705,638 for the three months ended August 31, 2018.  We attribute the increase for the nine months ended August 31, 2019 to increases in selling expenses such as salesman compensation and travel and auto expenses, offset by a decrease in commission, freight out and entertainment expenses. We attribute the increase for the three months ended August 31, 2019 to increases in salesman compensation and travel expenses, offset by decreases in freight out, commission expenses and entertainment expenses.

General and administrative expenses for the nine months ended August 31, 2019 was $3,458,541, an increase of $243,816, or 7.6%, as compared to $3,214,725 for the nine months ended August 31, 2018. General and administrative expenses for the three months ended August 31, 2019 was $1,087,154, an increase of $65,594, or 6.4%, as compared to $1,021,560 for the three months ended August 31, 2018. We attribute the increase for the nine months ended August 31, 2019 is due to increases in rent expense, insurance expense, as well as temporary help, bad debt expenses, public company expenses and payroll expenses offset by decreases in computer expenses, professional fees, consulting expenses, maintenance expenses and bank charges. We attribute the increase for the three months ended August 31, 2019 to increases in rent expenses and insurance expenses as well as increases to temporary help expenses, telephone, public company expenses and bad debt expenses, offset by decreases to maintenance expense, office expenses and payroll expenses.

Depreciation expense for the nine months ended August 31, 2019 was $28,878, a decrease of $7,852, or 21.4%, as compared to $36,730 for the nine months ended August 31 2018. Depreciation expense for the three months ended August 31, 2019 was $9,626, a decrease of $2,618, or 21.4%, as compared to $12,244 for the three months ended August 31 2018. We attribute the decrease to the Company purchasing less new equipment during the nine months ended August 31, 2019 as compared to the three and nine months ended August 31, 2018.

Other income for the nine months ended August 31, 2019 was $245, an increase of $242 compared to $3 for the nine months ended August 31, 2018. Other income for the three months ended August 31, 2018 was $242, an increase of $241 compared to $1 for the three months ended August 31, 2018.

Interest expense for the nine months ended August 31, 2019 was $2,079, a decrease of $11,251, or 84.4% compared to $13,330 for the nine months ended August 31, 2018. Interest expense for the three months ended August 31, 2019 was $652, a decrease of $2,944, or 81.9% compared to $3,596 for the three months ended August 31, 2018. We attribute the decreases to the Company paying down the line of credit in 2018.

Tax benefit for the nine months ended August 31, 2019 was $126,683, a decrease of $200,164 as compared to a tax expense of $73,481 for the nine months ended August 31, 2018. Tax benefit for the three months ended August 31, 2019 was $78,304, a decrease of $105,112 as compared to a tax expense of $26,808 for the three months ended August 31, 2018. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2019 was $1,834,700, compared to a net income of $541,424 for the nine months ended August 31, 2018.  Net income for the three months ended August 31, 2019 was $679,271, compared to net income of $337,558 for the three months ended August 31, 2018.

Liquidity and Capital Resources

As of August 31, 2019 we had cash of $2,346,896, and working capital of $7,385,242. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months.

During the nine months ended August 31, 2019, we had net cash flow provided by operating activities of $598,071, as compared to net cash flow provided by operating activities of $66,215 for the nine months ended August 31, 2018. The increase in cash flow provided from operating activities resulted from increases in cash provided by net income and accounts receivable, as partially offset by increases in inventory, prepaid expenses and taxes and other assets as well as decreases in accrued expenses and accounts payable.

We had net cash flow used in investing activities of $(7,221) for the nine months ended August 31, 2019, as compared to net cash flow used in investing activities of $(31,939) for the nine months ended August 31, 2018. We attribute the change to the Company purchasing less new equipment during the nine months ended August 31, 2019.

We had net cash flow used in financing activities of $(5,817) during the nine months ended August 31, 2019 as compared to $(300,000) used in financing activities for the nine months ended August 31, 2018. We attribute the majority of the change to the repayments of the $300,000 of the line of credit during the nine months ended August 31, 2018.

As a result of the foregoing, the Company had a net increase in cash of $585,033 for the nine months ended August 31, 2019, as compared to a net decrease in cash of $265,724 for the nine months ended August 31, 2018.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2019:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$26,719	$6,942	$17,368	$2,409	$-
Operating leases	$372,955	291,180	81,775	-	-

Total obligations	$399,674	$298,122	$99,143	$2,409	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2019 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Board of Directors of the Company approved the extension of the expiration date of the Rights originally issued to the stockholders of record on July 17, 2016 for an additional three years. The purpose of the distribution of the Rights was to diminish the risk that the Company’s ability to use its net operating losses and certain other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company experiencing an “ownership change,” as defined in the U.S. Tax Code. The Rights Agreement dated as of October 7, 2016 (the “Rights Agreement”) between the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, was amended to extend the Expiration Date of the Rights (as further described in that certain Current Report on Form 8-K filed by the Company with the SEC on October 7, 2016 (the “Original Form 8-K”). As amended, the Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) October 7, 2022 or such later day as may be established by the Board prior to the expiration of the Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company succeeding such extension; (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement; (iv) the time at which the Rights are terminated upon the occurrence of certain transactions; (v) the close of business on the first day after the Company’s next annual meeting of shareholders (expected in 2019), if approval by the stockholders of the Company of the Rights Agreement has not been obtained at that meeting; (vi) the close of business on the effective date of the repeal of Section 382 of the Tax Code, if the Board determines that the Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits; and (vii) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits are available to be carried forward. More information relating to the Rights can be found in the Original Form 8-K. The extension of the Expiration Date is subject to, and conditioned upon, the approval by the shareholders of the Company at the next shareholders meeting.

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2016.

4.2	Amendment to the Rights Agreement dated as of October 6, 2019 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent.

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: October 15, 2019	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)