Form 10-K
period 2019-11-30
SURGE COMPONENTS INC
filed 2020-02-28
CIK 747540

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

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

As of May 31, 2019, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $6.9 million.

The registrant’s common stock outstanding as of February 26, 2020, was 5,320,026 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $536,668 and $48,730 for the fiscal years ended November 30, 2019 (“Fiscal 2019”) and November 30, 2018 (“Fiscal 2018”), respectively.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2019 and Fiscal 2018, capacitors accounted for approximately 48% and 51% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2019 and Fiscal 2018. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 26% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2019.

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

Circuit Protection Devices- Our circuit protection devices include transient voltage suppressors and metal oxide varistors, which protect circuits against switching, lightening surges and other uncontrolled power surges and/or interruptions in circuits. Transient voltage suppressors, which offer a higher level of protection for the circuit, are required in telecommunication products and are typically higher priced products than the metal oxide varistors, which are more economically priced and are used in consumer products. All products are available in traditional leaded as well as surface mount (chip) packages.

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

New Products- We periodically introduce new products, which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other of the products that we sell and will further provide a one- stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. These new products include fuses, printed circuit boards and switches. All products are available in traditional leaded as well as surface mount (chip) versions. In 2019 we were issued a patent on a new pinpoint alarm designed to improve an individual’s ability to determine the location of the alarm. The improved alarm can be used in a wide variety of applications including reversing vehicles, medical emergency notification and hardware devices that use Bluetooth or other wireless communication protocols in combination with mobile software applications to locate lost items.

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2019, we maintained inventory valued at $3,593,231.

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

Product Availability

Surge and Challenge obtain substantially all of their products from manufacturers in Asia. In Fiscal 2019 and Fiscal 2018, Challenge purchased approximately 76% and 95%, respectively, of its products overseas as a result of Challenge’s introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2019, those foreign manufactured products were supplied from manufacturers in Taiwan (44%), Hong Kong (16%), elsewhere in Asia (25%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2019 and Fiscal 2018, one of Surge’s vendors, Lelon Electronics, accounted for approximately 38% and 46% of Surge’s consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers accounted for 14% and 12% of net sales for Fiscal 2019, and 11% and 13% of net sales for Fiscal 2018. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Patents, Trademarks and Proprietary Information

In September 2018, we were issued a U.S. patent application with the United States Patent and Trademark Office for an improved pinpoint alarm designed to improve an individual’s ability to determine the location of an alarm versus standard single, multi-frequency, or broadband alarms. The improved alarm can be used in a wide variety of applications, including reversing vehicles, medical emergency notification, and hardware devices that use Bluetooth or other wireless communications protocols in combination with mobile software applications to locate lost items, including phones, wallets, and keys. Our patent issued on December 31, 2019, as United States Patent No. 10,522,008.  With regard to our other products, although we have no knowledge that such products infringe patents or trademarks, or violate proprietary rights of others, it is possible that alleged infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell are alleged to infringe proprietary rights of others, these products may have to be modified or redesigned. However, there can be no assurance that any infringing products will be able to be modified or redesigned in a way that does not infringe on the proprietary rights of others, which could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

With respect to the other products that we sell, we have no patents, trademarks or copyrights registered in the United States Patent and Trademark Office or in any state. Additionally, to the best of our knowledge the manufacturers of the products that we sell do not have patents, trademarks or copyrights registered in the United States Patent and Trademark Officer or in any state. We rely on the know-how, experience and capabilities of our management personnel.

Backlog

As of November 30, 2019, our backlog was approximately $8,055,000, as compared with $11,294,000 at November 30, 2018. Substantially all backlog is expected to be shipped by us within 180 days of year end. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2019, Surge and Challenge employed 40 persons, two of whom are employed in executive capacities, twelve are engaged in sales, five in engineering, two in purchasing, five in administrative capacities, eight in customer service, two in accounting and four in warehousing. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 38% and 46% of the Company’s consolidated purchases in the years ending November 30, 2019 and November 30, 2018. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

Our operations would be adversely effected if we lose certain of our customers.

For Fiscal 2019, approximately 14% and 12% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 86% of the total goods which we purchased in Fiscal 2019 were manufactured in foreign countries, with the majority purchased from Taiwan (44%), Hong Kong (16%), elsewhere in Asia (25%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause disruptions in our business. These disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Most of our products are not protected by patents, trademarks and proprietary information.

On December 31, 2019, a U.S. patent which was issued by the United States Patent and Trademark Office for an improved pinpoint alarm designed to improve an individual’s ability to determine the location of an alarm versus standard single, multi-frequency, or broadband alarms, which can be used in a wide variety of applications, including reversing vehicles, medical emergency notification, and hardware devices that use Bluetooth or other wireless communications protocols in combination with mobile software applications to locate lost items, including phones, wallets, and keys. We have no other patents, trademarks or copyrights registered with the United States Patent and Trademark Office.

Although we have no knowledge that our products infringe patents or trademarks, or violate proprietary rights of others, it is possible that alleged infringement of existing or future patents, trademarks or proprietary rights of others may occur. In the event that the products that we sell are alleged to infringe proprietary rights of others, these products may have to be modified or redesigned. However, there can be no assurance that any infringing products will be able to be modified or redesigned in a way that does not infringe on the proprietary rights of others, which could have a material adverse effect upon our operations. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the products we sell infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 East Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2020 and our monthly rent for the year ended November 30, 2019 is $15,515. We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

In June 2019, the Company renewed its lease to rent office space and a warehouse in Hong Kong for two years. Annual minimum rental payments for this space are approximately $68,460.

In Janaury 2019, the Company also entered into a lease to rent additional warehouse space in Hong Kong for two years. Annual minimum rental payments for this space are approximately $36,840.

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

As of the date of the filing of this report, there are 5,320,026 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 178 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2019 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders (1)	147,000	$0.99	1,572,687

Equity compensation plan not yet approved by security holders	-	-	-

Total	147,000	$0.99	1,572,687

(1)	Represents the Company’s 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $536,668 and $48,730 for the fiscal year ended November 30, 2019 and November 30, 2018 respectively.

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

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices that did not previously exist.  For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms.  These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components.  Management expects 2020 to be a year of change and challenge. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth,  including monitoring  an expanded level of operations  and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. The global economic slowdown is strongly impacted by the tariffs which are negatively impacting the growth of our customers and many of the manufacturing companies in China. However, at this time some of the Company’s products have become excluded from tariffs and so the Company has not yet experienced a material adverse effect from the tariffs.

The coronavirus is impacting all of Asia and Surge Components seriously. Factories in China that produce our products reopened after the Chinese New Year one week late at the mandate of the Chinese government. The factory work force at reopening in February 2020 was thirty five to fifty percent less than normal. We do hope that it will increase over the near term. This impacts the manufacturing productivity of the factories, and therefore the amount of inventory we receive, and can ship to customers. We are hopeful that things will return to normal as soon as possible. We are doing everything we can to keep customers production running and to keep things as smooth and stable as possible. We do expect that this could have a negative impact on our sales until production is fully running. Furthermore, our customers in china and elsewhere may reduce their future purchases from us if they are not able to complete the manufacturer of their products due to the shortage of components from other suppliers. The virus will potentially impact the Company’s sales performance in a negative way for late first quarter, the second quarter and possibly the third quarter, depending on the duration and severity of the virus’ impact on the operations of our vendors and suppliers.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $38,000.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2019 increased by $119,567 or less than 1%, to $32,491,597 as compared to net sales of $32,372,030 for the fiscal year ended November 30, 2018. We attribute the increase to an increase in business with new customers as well as additional business with existing customers. Net sales for the fiscal years ended November 30, 2019 and November 30, 2018 reflect $1,285,664 and $645,308, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the fiscal year ended November 30, 2019 increased by $964,951 to $9,248,149, or 11.6%, as compared to $8,283,198 for the fiscal year ended November 30, 2018. Gross margin as a percentage of net sales increased to 28.5% for the fiscal year ended November 30, 2019 compared to 25.6% for the fiscal year ended November 30, 2018. The increase can be attributed to a small increase in sales volume as well as certain products being sold at a higher profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2019, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2020, the Company expects the effects of the tariffs to be similar to 2019.

Selling and shipping expenses for the fiscal year ended November 30, 2019 was $2,702,742, an increase of $53,286, or 2.0%, as compared to $2,649,456 for the fiscal year ended November 30, 2018. We attribute the increase to increases in selling expenses such as salesman payroll, travel expenses, advertising and freight out expenses, offset by a decrease in commission expenses and shipping expenses.

General and administrative expenses for the fiscal year ended November 30, 2019 was $4,565,530, an increase of $495,707, or 12.2%, as compared to $4,069,823 for the fiscal year ended November 30, 2018. The increase is due primarily to increases in officer salaries, bad debt allowance, warehouse expenses, rental expenses, utilities and telephone expenses as well as increases in general and health insurance expenses, temporary help expenses and stock promotion expenses. The increase was also due to a decrease in legal fees due to the reimbursement the Company received from its insurance carrier in Fiscal 2018 for expenses incurred by the Company during the proxy contest and related settlement with certain shareholders of the Company. In October 2018, the Company received reimbursement from its insurance carrier in the amount of $603,362 for a portion of the costs the Company incurred in connection with the proxy contest and related settlement agreement. This amount is included in the Company’s consolidated statements of operations in 2018 as other income. Offsetting the increase in 2019 was decreases due to decreases in salaries and maintenance expenses as well as decreases to computer expenses, consulting expenses and bank charges.

Depreciation expense for the fiscal year ended November 30, 2019 was $39,097, a decrease of $9,875, or 20.2%, as compared to $48,972 for the fiscal year ended November 30, 2018. The decrease is due to lower depreciation from older equipment that became fully depreciated during the fiscal year ended November 30, 2019 than in earlier years.

Other income for the fiscal year ended November 30, 2019 was $730, a decrease of $602,637 compared to $603,367 for the fiscal year ended November 30, 2018. We attribute the decrease to an insurance reimbursement of $603,362 from the settlement and proxy contest, which amount was received in October 2018.

Interest expense for the fiscal year ended November 30, 2019 was $2,688, a decrease of $13,040, or 82.9% compared to $15,728 for the fiscal year ended November 30, 2018. We attribute the decrease to the Company not utilizing the line of credit during the fiscal year ended November 30, 2019.

Tax benefit for the fiscal year ended November 30, 2019 was $96,033, a decrease of $237,025 as compared to a tax expense of $140,992 for the fiscal year ended November 30, 2018. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2019 was $2,034,855, compared to a net income of $1,961,594 for the fiscal year ended November 30, 2018.

Liquidity and Capital Resources

As of November 30, 2019 we had cash of $2,739,305, and working capital of $7,509,440. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the fiscal year ended November 30, 2019, we had net cash flow provided by operating activities of $1,028,948, as compared to net cash flow provided by operating activities of $1,187,413 for the fiscal year ended November 30, 2018. The decrease in cash flow from operating activities resulted from decreases in depreciation, accounts payable, deferred rent and increases in deferred income taxes, inventory, prepaid expenses and other assets as partially offset by an increase in net income, and a decrease in accounts receivable.

We had net cash flow used in investing activities of $(43,854) for the fiscal year ended November 30, 2019, as compared to net cash flow used in investing activities of $(26,638) for the fiscal year ended November 30, 2018. We attribute the change to the Company purchasing more new equipment during the fiscal year ended November 30, 2019.

We had net cash flow used in financing activities of $(7,652) during the fiscal year ended November 30, 2019 as compared to $(485,911) used in financing activities for the fiscal year ended November 30, 2018. The majority of the change relates to repayments of $500,000 during the fiscal year ended November 30, 2018 of the line of credit.

As a result of the foregoing, the Company had a net increase in cash of $977,442 for the fiscal year ended November 30, 2019, as compared to a net increase in cash of $674,864 for the fiscal year ended November 30, 2018.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2019:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Capital Lease Obligations	$29,339	$9,779	$19,558	$2	$-
Operating leases	$297,754	260,454	37,300	-	-

Total obligations	$327,093	$270,233	$56,858	$2	$-

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

As of November 30, 2019 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2019 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2019. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors was classified into three classes, with the term of office of one class expiring each year. At the 2018 shareholders meeting the shareholders approved an amendment to the Articles of Incorporation to declassify the Board of Directors on a rolling basis. Therefore, in 2020, each director will be elected for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	63	Chief Executive Officer, Chief Financial Officer, President and Class A Director
Steven J. Lubman	64	Vice President, Secretary, Treasurer and Class A Director
Alan Plafker* (2)(3)	61	Class B Director
Martin Novick* (2)(3)	83	Class B Director
Lawrence Chariton* (2)(3)	62	Class C Director
Gary Jacobs* (1)(2)(3)	62	Class C Director
Peter Levy* (1)(2)(3)	59	Class C Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Peter A. Levy has been a director of the Company since April 2017. He is an equity shareholder at the law firm of Mandelbaum Salsburg, one of the region’s oldest and most renowned law firms. He joined Mandelbaum as a member in September of 2015. In addition to practicing law for 15 years, Mr. Levy spent 12 years as a partner at a regional accounting firm, Sobel & Company, and has served as the chief operating officer of two different public companies, The Empire Sports & Entertainment and MYOS Corporation. As the president of MYOS Corporation, he successfully positioned the company on the NASDAQ stock exchange. Mr. Levy has significant experience in mergers and acquisitions, joint venture partnering, corporate governance, business processes, and strategic planning. Community service is an important aspect of Mr. Levy’s life.  For over 20 years he has been on the Board and also served as the Corporate Liaison to Easter Seals – Camp ASCCA, America’s flagship camp for People with Disabilities, and he is the co-builder of the Roswal-Levy Tower, the world’s largest wheelchair-accessible interactive climbing tower for the disabled.  For over a decade, Mr. Levy has been on the Board of Hamp’s Camp, a charity founded by former N.Y. Giants running back Rodney Hampton, which is dedicated to providing leadership tools to underprivileged children in Atlanta, Newark, and Houston. Mr. Levy’s financial experience led to the conclusion that he should serve on our board. Mr.Levy is not related to the Company’s CEO Mr. Ira Levy.

The Board has determined that each of Messrs. Chariton, Jacobs, Plafker, Novick and Peter Levy qualify as “independent” under the Nasdaq Stock Market Rules as well as Rule 10A-3 promulgated under the Exchange Act.

Board and Committee Meetings

During the fiscal year ended November 30, 2019, the Board held 6 meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 26, 2019 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Novick, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2019, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2019, the Compensation Committee held five meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2019.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2019 and November 30, 2018:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Ira Levy	2019	275,000	137,500	-	-	55,950	468,450
President CEO and CFO	2018	275,000	174,650	55,000	-	56,038	560,688

Steven J. Lubman	2019	225,000	100,000	-	-	48,622	373,622
Vice President and Secretary	2018	225,000	133,459	33,750	-	47,143	439,352

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2019, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$29,550	$17,891	$8,509
Steven J. Lubman	$29,550	$11,400	$7,672

2019 Base Salary and Bonus

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

2019 Equity Compensation Awards

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

During the 2018 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2018 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to one hundred percent (100%) of their target award amount. The Compensation Committee used the Company’s stock price of $1.88 on May 15, 2019 to convert the resulting cash award into 29,255 stock awards for Mr. Levy, and 17,952 stock awards for Mr. Lubman. The equity awards, if any, that will be granted to the named executive officers with respect to 2019 year performance will not be granted until the 2020 year, therefore they will be included in the compensation disclosures that we file for the 2020 year.

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

Outstanding Equity Awards at November 30, 2019

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	-	-	-
Steven Lubman	-	-	-

Director Compensation for Year Ending November 30, 2019

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2019. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2019 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alan Plafker	30,000	-	30,000
Martin Novick	30,000	-	30,000
Lawrence Chariton	30,000	-	30,000
Gary Jacobs	42,000	-	42,000
Peter Levy	30,000	-	30,000

(1)	Amounts in this column reflect the grant date value of the option awards granted to each of the directors in accordance with Topic 718, disregarding any estimates of forfeitures. Further details of the methods and assumptions used for purposes of valuing these awards are included in Note H of the Notes to Consolidated Financial Statements in this Annual Report. As of November 30, 2019, Mr.Chariton held 25,000 shares of unexercised but vested stock option awards, and Mr. Jacobs held 50,000 shares of unexercised but vested stock option awards.

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

The following table sets forth as of February 21, 2020, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature		Percentage of
	of Common		Common
	Stock Beneficially		Stock Beneficially
Name and address of Beneficial Owner(1)	Owned		Owned(2)

Ira Levy	1,199,554		22.5%

Steven J. Lubman	988,060		18.6%

Lawrence Chariton	157,573	(3)	3.0%

Alan Plafker	33,197		-

Martin Novick	-		-

Gary Jacobs	112,000	(4)	2.1%

Peter Levy	-		-

All directors and executive officers as a group (7 persons)	2,490,384		46.8%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,320,025 shares of common stock outstanding as of February 26, 2020.

(3)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

(4)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $0.87, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer.  Our lease is through September 2020 and our annual rent payments were approximately $264,137 and $260,241 for Fiscal 2019 and Fiscal 2018, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2018\and 2019

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2018 and 2019 by Seligson & Giannattasio, LLP:

	2018	2019
Audit Fees(1)	$172,500	$172,500
Tax Fees(2)	$12,000	$12,000

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2019.

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

SURGE COMPONENTS, INC.

Date: February 28, 2020	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2020
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2020
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2020
Director

/s/ Martin Novick
Martin Novick	February 28, 2020
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2020
Director

/s/ Peter A. Levy
Peter A. Levy	February 28, 2020
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2020
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York

February 28, 2020

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2019	2018
ASSETS

Current assets:
Cash	$2,739,305	$1,761,863
Accounts receivable - net of allowance for doubtful accounts of $132,221 and $161,560	5,129,792	5,997,493
Inventory, net	3,593,231	3,389,065
Prepaid expenses and income taxes	486,940	19,589

Total current assets	11,949,268	11,168,010

Fixed assets – net of accumulated depreciation and amortization of $2,305,724 and $2,266,627	120,752	115,995

Deferred income taxes	1,185,740	982,624
Other assets	22,607	13,384

Total assets	$13,278,367	$12,280,013

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30,	November 30,
	2019	2018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,344,182	$4,420,013
Loan payable	-	-
Capital lease payable, current maturities	7,782	7,036
Accrued expenses and taxes	581,201	603,203
Accrued salaries	506,663	508,873

Total current liabilities	4,439,828	5,539,125
Capital lease payable, net of current maturities	17,102	25,500
Deferred rent	12,998	25,554

Total liabilities	4,469,928	5,590,179

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,320,026 and 5,262,128 shares issued and outstanding	5,319	5,262
Additional paid-in capital	16,666,465	16,577,772
Accumulated deficit	(7,863,355)	(9,893,210)

Total shareholders’ equity	8,808,439	6,689,834

Total liabilities and shareholders’ equity	$13,278,367	$12,280,013

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2019	2018
Net sales	$32,491,597	$32,372,030

Cost of goods sold	23,243,448	24,088,832

Gross profit	9,248,149	8,283,198

Operating expenses:
Selling and shipping expenses	2,702,742	2,649,456
General and administrative expenses	4,565,530	4,069,823
Depreciation and amortization	39,097	48,972

Total operating expenses	7,307,369	6,768,251

Income before other income and income taxes	1,940,780	1,514,947

Other (expense) income:
Interest expense	(2,688)	(15,728)
Other income including insurance recovery	730	603,367

Other income (expense):	(1,958)	587,639

Income before income taxes	1,938,822	2,102,586

Income (benefit) taxes	(96,033)	140,992

Net income	$2,034,855	$1,961,594
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$2,029,855	$1,956,594

Net income per share available to common shareholders:

Basic	$.38	$.37
Diluted	$.37	$.37

Weighted Shares Outstanding:
Basic	5,295,393	5,226,604
Diluted	5,472,508	5,345,061

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2019 and 2018

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – November 30, 2017	10,000	$10	5,224,431	$5,224	$16,557,310	$(11,849,804)	$4,712,740

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Stock option exercise	-	-	37,697	38	20,462	-	20,500

Net Income	-	-	-	-	-	1,961,594	1,961,594

Balance – November 30, 2018	10,000	10	5,262,128	5,262	16,577,772	(9,893,210)	6,689,834

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Stock option exercise	-	-	57,898	57	88,693	-	88,750

Net Income	-	-	-	-	-	2,034,855	2,034,855

Balance – November 30, 2019	10,000	$10	5,320,026	$5,319	$16,666,465	$(7,863,355)	$8,808,439

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,034,855	$1,961,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,097	48,972
Stock compensation expense	88,750	-
Deferred income taxes	(203,116)	256
Allowance for doubtful accounts	(29,339)	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	897,040	(64,225)
Inventory	(204,166)	(227,478)
Prepaid expenses and income taxes	(467,351)	139,280
Other assets	(9,223)	-
Accounts payable	(1,075,831)	(209,919)
Deferred rent	(12,556)	(8,964)
Accrued expenses	(29,212)	(452,103)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,028,948	1,187,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(43,854)	(26,638)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(43,854)	$(26,638)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	$-	$20,500
Net Borrowings on loans payable	(7,652)	(506,411)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(7,652)	(485,911))

NET CHANGE IN CASH	977,442	674,864

CASH AT BEGINNING OF PERIOD	1,761,863	1,086,999

CASH AT END OF PERIOD	$2,739,305	$1,761,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$205,806	$21,611

Interest paid	$2,688	$15,728

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,974,000 and $4,277,000 for the years ended November 30, 2019 and November 30, 2018 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $536,668 and $48,730 for the years ended November 30, 2019 and November 30, 2018 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $5,451,000 and $6,101,000 for the years ended November 30, 2019 and November 30, 2018 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2019 was $1,579,504. The Company, at November 30, 2019, has a reserve against slow moving and obsolete inventory of $250,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions. At November 30, 2019 and November 30, 2018, the Company’s uninsured cash balances totaled $2,174,808 and $1,197,367, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2015, and state tax examinations for years before fiscal years ending November 30, 2014 Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2019 and November 30, 2018.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $5,371 and $7,240 for the years ended November 30, 2019 and November 30, 2018 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2019 and November 30, 2018 totaled 69,886 and 156,543, respectively.

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

(15) Recently Issued Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires all lessees to be recognized on the balance sheet as right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company estimates that total assets and total liabilities will increase by approximately $282,000 upon adoption.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2019	2018

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	991,646
Computer Equipment	1,075,949	1,063,005
Less-Accumulated Depreciation	(2,305,724)	(2,266,627)
Net Fixed Assets	$120,752	$115,995

Depreciation and amortization expense for the years ended November 30, 2019 and November 30, 2018 was $39,097 and $48,972, respectively.

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

Future minimum lease payments under these capitalized lease obligations as of November 30, 2019 are as follows:

2020	$9,779
2021	$9,779
2022	$9,779

Total	$29,337
Less: interest portion	4,453
Present value of net minimum lease payments	$24,884
Less: current portion	7,782
Non-current portion	$17,102

Capital lease obligations mature as follows:

Fiscal year ending December 31:

2020	$7,782
2021	$8,541
2022	$8,561

Principal payments remaining	$24,884

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOAN PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of November 30, 2019, the balance on the Credit Line was $0. As of November 30, 2019, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2019	2018

Commissions	$233,784	$228,199
Preferred stock dividends	146,569	141,569
Other accrued expenses	200,848	233,435

	$581,201	$603,203

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,486,000 at November 30, 2019. Pension expense for the years ended November 30, 2019 and November 30, 2018 was $2,527 and $1,908, respectively.

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

Dividends aggregating $146,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2019. The Company has accrued these dividends. At November 30, 2019, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2019.

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

Activity in the 2010 Stock Plan for the year ended November 30, 2019 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding November 30, 2018	175,000	$0.99
Options issued in the year ended November 30, 2019	-	$-
Options exercised in the year ended November 30, 2019	(25,000)	$(0.87)
Options cancelled in the year ended November 30, 2019	(3,000)	$(1.15)
Options outstanding at November 30, 2019	147,000	$1.01

Options exercisable at November 30, 2019	147,000	$1.01

In October 2016, one employee director exercised options to acquire 50,000 shares of common stock at $0.82 per share and 62,500 shares of common stock at $0.80 per share. In October 2016, one employee director exercised options to acquire 25,000 shares of common stock at $0.82 per share and 45,938 shares of common stock at $0.80 per share.

In March 2019, one employee director exercised options to acquire 25,000 shares of common stock at $0.87 per share.

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

In May 2019, at total of 47,207 shares were issued to the Company’s officers as part of their 2018 bonus compensation under the 2015 Stock Plan.

The intrinsic value of the exercisable options at November 30, 2019 totaled $278,250. At November 30, 2019 the weighted average remaining life of the stock options is 0.92 years. At November 30, 2019, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

NOTE I – SETTLEMENT AGREEMENT

On December 22, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with Michael D. Tofias and Bradley P. Rexroad (collectively, the “Stockholders”). The Settlement Agreement generally provided that:

●	the Board and the Stockholders will identify a mutually acceptable independent director to join the Board as a Class C director by February 28, 2017 and the Board will include that new director among its director nominees for the 2017 annual meeting;

●	the Company will take all steps to (i) change its state of incorporation from the State of Nevada to the State of Delaware and (ii) declassify the Board on a rolling basis by June 30, 2017, and the Company will convene a special meeting of stockholders of the Company for the purpose of approving such actions, at which meeting the Stockholders and the Insiders will vote all of their shares of common stock of the Company in favor of such actions, and

●	the Company will commence an issuer tender offer to all of its stockholders to repurchase at least 5.0 million shares of its common stock at a price of $1.43 per share (the “Tender Offer”), which the Company completed in March 2017 whereby it purchased for cash 5,000,000 shares of its common stock, at a price of $1.43 per share, or $7,150,000.

●	the Stockholders will tender all of the shares of common stock of the Company that they hold beneficially or of record in the Tender Offer, subject to limited exceptions; and

●	the Company’s officers and directors will not participate in the Tender Offer and will not transfer or sell any of their shares until six months after the Tender Offer is completed.

●	Pursuant to the Settlement Agreement, the Company also agreed to reimburse the expenses of the Stockholders associated with their investment in the Company, including their proxy solicitation and litigation costs, in an amount not to exceed $300,000.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – SETTLEMENT AGREEMENT (Continued)

●	until the day after the announcement of the completion of the Tender Offer, the Board will be composed of no more than seven individuals;

●	subject to certain conditions, if the Tender Offer is not completed by March 15, 2017, the Company will (i) appoint the Stockholders to the Board as Class A directors with terms expiring at the Company’s annual meeting of stockholders for fiscal year 2018 (the “2019 Meeting”) and (ii) reduce the size of the Board to six directors, including the Stockholders;

●	the Stockholders will withdraw with prejudice their lawsuit against the Company and the Insiders pending in the State of Nevada; and

●	the Stockholders will be subject to customary standstill provisions until the termination of the Settlement Agreement.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2019	2018
Deferred Tax Assets
Net operating loss	$1,524,286	$2,008,906
Allowance for bad debts	27,121	32,658
Inventory	60,746	69,757
Deferred rent	3,282	6,679
Other	62,071	62,071
Depreciation	65,402	73,140
Total deferred tax assets	1,742,908	2,253,211
Valuation allowance	(557,168)	(1,270,587)

Deferred Tax Assets	$1,185,740	$982,624

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $713,000 during the year ended November 30, 2019. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2019	November 30, 2018

Current:
Federal	$-	$41,094
States	107,083	99,642

	107,083	140,736
Deferred:
Federal	(125,932)	184
States	(77,184)	72

	(203,116)	256

Provision for income taxes	$(96,033)	$140,992

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $5,830,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2019	2018
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	(31)%	(21)%
State income taxes	5%	7%
Other	-	-
Effective tax rate	(5)%	7%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – RENTAL COMMITMENTS

The Company leases its office and warehouse space through 2020 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $180,000 for the year ended November 30, 2019, and increase at the rate of three per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2019 are as follows:

Twelve Months Ended November 30,

2020	$260,454
2021	$37,300

$297,754

Net rental expense for the years ended November 30, 2019 and November 30, 2018 were $354,424 and $317,210 respectively, of which $264,137 and $260,241 respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had two customers who each accounted for 14% and 12% of net sales for year ended November 30, 2019 and two customers who accounted for 11% and 13% of net sales for the year ended November 30, 2018. The Company had one customer who accounted for 18% of accounts receivable at November 30, 2019 and two customers who accounted for 11% and 14% of accounts receivable at November 30, 2018.

NOTE N – MAJOR SUPPLIERS

During the years ended November 30, 2019 and November 30, 2018 there was one foreign supplier accounting for 38% and 46% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the year ended November 30, 2019, the Company purchased 44% of its products from Taiwan, 16% from Hong Kong, 25% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2019	2018
Canada	4,233,319	4,250,717
China	5,828,541	4,838,884
Other Asian Countries	2,109,843	1,690,734
South America	527,183	407,894
Europe	1,390,715	1,012,220

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the coronavirus was identified in Wuhan, China. As part of its effort to combat the virus, the government of China has placed travel restrictions throughout parts of China. This has resulted in some of the Company’s customers and suppliers being closed for an extended period or operating at significantly below their normal capacity and will also affect our suppliers that source some of their materials from China. The duration and intensity of this global health emergency and related disruptions is uncertain. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.