Form 10-Q
period 2020-02-29
SURGE COMPONENTS INC
filed 2020-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

The registrant’s common stock outstanding as of April 13, 2020, was 5,320,026 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 29,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$3,331,796	$2,739,305
Accounts receivable - net of allowance for doubtful accounts of $132,221 and $132,221	4,577,518	5,129,792
Inventory, net	3,139,255	3,593,231
Prepaid expenses and income taxes	342,546	486,940

Total current assets	11,391,115	11,949,268

Fixed assets – net of accumulated depreciation and amortization of $2,315,088 and $2,305,724	126,731	120,752
Operating Lease Right of Use Asset	214,857	-
Deferred income taxes	944,164	1,185,740
Other assets	22,607	22,607

Total assets	$12,699,474	$13,278,367

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 29,	November 30,
	2020	2019
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,991,008	$3,344,182
Operating Lease Liabilities	225,275	-
Financing lease payable, current maturities	7,965	7,782
Accrued expenses and taxes	522,632	581,201
Accrued salaries	395,416	506,663

Total current liabilities	4,142,296	4,439,828
Financing lease payable, net of current maturities	15,041	17,102
Deferred rent	-	12,998

Total liabilities	4,157,337	4,469,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,320,026 and 5,320,026 shares issued and outstanding	5,319	5,319
Additional paid-in capital	16,666,465	16,666,465
Accumulated deficit	(8,129,657)	(7,863,355)

Total shareholders’ equity	8,542,137	8,808,439

Total liabilities and shareholders’ equity	$12,699,474	$13,278,367

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019
Net sales	$6,789,138	$8,407,342

Cost of goods sold	4,903,362	6,083,782

Gross profit	1,885,776	2,323,560

Operating expenses:
Selling and shipping expenses	656,838	642,896
General and administrative expenses	1,189,240	1,087,037
Depreciation and amortization	9,364	9,578

Total operating expenses	1,855,442	1,739,511

Income before other income and income taxes	30,334	584,049

Other (expense) income:
Interest expense	(567)	(733)
Other income	518	1

Other income (expense):	(49)	(732)

Income before income taxes	30,285	583,317

Income taxes (benefit)	294,087	(110,480)

Net (Loss) income	$(263,802)	$693,797
Dividends on preferred stock	2,500	2,500

Net (Loss) income available to common shareholders	$(266,302)	$691,297

Net (Loss) income per share available to common shareholders:

Basic	$(.05)	$.13
Diluted	$(.05)	$.13

Weighted Shares Outstanding:
Basic	5,320,026	5,262,128
Diluted	5,320,026	5,362,128

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(263,802)	$693,797
Adjustments to reconcile net (Loss) income to net cash provided by operating activities:
Depreciation and amortization	9,364	9,578
Deferred income taxes	241,576	(115,861)
Allowance for doubtful accounts	-	(1,797)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	552,274	394,982
Inventory	453,976	38,696
Prepaid expenses and income taxes	144,394	(17,247)
Other assets	(2,580)	(9,223)
Accounts payable	(353,174)	(788,049)
Deferred rent	-	(2,987)
Accrued expenses	(172,316)	(138,340)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	609,712	63,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(15,343)	(5,580)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(15,343)	$(5,580)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Three Months Ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Financing Lease Obligations	$(1,878)	$(3,311)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(1,878)	(3,311)

NET CHANGE IN CASH	592,491	54,658

CASH AT BEGINNING OF PERIOD	2,739,305	1,761,863

CASH AT END OF PERIOD	$3,331,796	$1,816,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$47,355	$3,739

Interest paid	$567	$733

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The results and trends in these interim consolidated financial statements for the three months ended February 29, 2020 and February 28, 2019 may not be representative of those for the full fiscal year or any future periods.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $274,000 and $702,000 for the three months ended February 29, 2020 and February 28, 2019 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $76,675 and $22,029 for the three months ended February 29, 2020 and February 28, 2019 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $1,357,000 and $1,519,000 for the three months ended February 29, 2020 and February 28, 2019 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 29, 2020 was $449,222. The Company, at February 29, 2020 has a reserve against slow moving and obsolete inventory of $250,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions. At February 29, 2020 and November 30, 2019, the Company’s uninsured cash balances totaled $2,767,300 and $2,174,808, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 29, 2020 and February 28, 2019.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,342 and $1,220 for the three months ended February 29, 2020 and February 28, 2019 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. In the period with a profit, the difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 29, 2020 and February 28, 2019 totaled 164,370 and 172,000, respectively.

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

(15) Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("Topic 842"). Topic 842 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement.

On December 1, 2019, the Company adopted Topic 842 applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of adopting Topic 842, the Company recognized assets and liabilities for the rights and obligations created by operating leases totaling approximately $290,000.

The Company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the Company's leases are classified as operating leases. The Company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “current and noncurrent liabilities” in the consolidated balance sheets. Lease expenses are recorded within “General and administrative expenses” in the consolidated statements of operations. Operating lease payments are presented within “Operating cash flows” in the consolidated statements of cash flows.

Operating lease right-of-use assets and lease liabilities are recognized based on the net present value of future minimum lease payments over the lease term starting on the commencement date. The Company generally is not able to determine the rate implicit in its leases and, as such, applies an incremental borrowing rate based on the Company's cost of borrowing for the relevant terms of each lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include an option to extend or terminate a lease if it is reasonably certain that the Company will exercise such options. The Company has elected the practical expedient to not separate lease components from non-lease components, and also has elected not to record a right-of-use asset or lease liability for leases which, at inception, have a term of twelve months or less. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C - FIXED ASSETS

Fixed assets consist of the following:

	February 29,	November 30,
	2020	2019

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	1,091,292	1,075,949
Less-Accumulated Depreciation	(2,315,088)	(2,305,724)
Net Fixed Assets	$126,731	$120,752

Depreciation and amortization expense for the three months ended February 29, 2020 and February 28, 2019 was $9,364 and $9,578, respectively.

NOTE D – FINANCING LEASE OBLIGATIONS

The Company is obligated under financing leases for telephone equipment. The Company leases equipment under two capital lease arrangements with NEC Financial Services. Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the equipment can be purchased for one dollar for each lease. The terms of the leases are 60 months with a combined monthly payment of $815, respectively. The assumed interest rates on the leases are 9.342%. The leases terminate in 2022.

Future minimum lease payments under these financing lease obligations as of February 29, 2020 are as follows:

2020	$9,779
2021	$9,779
2022	$6,706

Total	$26,264
Less: interest portion	3,258
Present value of net minimum lease payments	$23,006
Less: current portion	7,965
Non-current portion	$15,041

Financing lease obligations mature as follows:

Twelve Months Ended February 28:

2020	$7,965
2021	$8,742
2022	$6,299

Principal payments remaining	$23,006

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOAN PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all of the assets of the Company. As of February 29, 2020, the balance on the Credit Line was $0. As of February 29, 2020, the Company was in compliance with the debt covenants under the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29,	November 30,
	2020	2019

Commissions	$219,439	$233,784
Preferred stock dividends	149,069	146,569
Other accrued expenses	154,124	200,848

	$522,632	$581,201

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,486,000 at November 30, 2019. Pension expense for the three months ended February 29, 2020 and February 28, 2019 was $387 and $1,100, respectively.

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

Between April 2001 and July 2015, 60,000 shares of the series C shares were repurchased or converted to common stock. Dividends aggregating $149,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31,2019. The Company has accrued these dividends. At February 29, 2020, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 29, 2020.

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

Activity in the 2010 Stock Plan for the year ended February 29, 2020 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2019	147,000	$1.01
Options issued in the three months ended February 29, 2020	-	$-
Options exercised in the three months ended February 29, 2020	-	$-
Options cancelled in the three months ended February 29, 2020	-	$-
Options or of electronicutstanding at February 29, 2020	147,000	$1.01

Options exercisable at February 29, 2020	147,000	$1.01

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

In May 2019, a total of 47,207 shares were issued to the Company’s officers as part of their 2018 bonus compensation under the 2015 Stock Plan.

The intrinsic value of the exercisable options at February 29, 2020 totaled $87,150. At February 29, 2020 the weighted average remaining life of the stock options is 0.67 years. At February 29, 2020 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	February 29,	November 30,
	2020	2019
Deferred Tax Assets
Net operating loss	$1,517,469	$1,524,286
Allowance for bad debts	27,121	27,121
Inventory	60,746	60,746
Other	80,130	65,353
Depreciation	65,110	65,402
Total deferred tax assets	1,750,576	1,742,908
Valuation allowance	(806,412)	(557,168)

Deferred Tax Assets	$944,164	$1,185,740

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $249,244 during the three months ended February 29, 2020. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 29, 2020	February 28, 2019

Current:
Federal	$-	$-
States	52,511	5,381

	52,511	5,381
Deferred:
Federal	190,845	(91,530)
States	50,731	(24,331)

	241,576	(115,861)

Provision for income taxes	$294,087	$(110,480)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $5,830,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months ended
	February 29,	February 28,
	2020	2019
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	945%	(47)%
State income taxes	5%	7%
Other	-	-
Effective tax rate	971%	(19)%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – OPERATING LEASE COMMITMENTS

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

The Company’s future minimum rental commitments at February 29, 2020 are as follows:

Twelve Months Ended February 29,

2021	$210,838
2022	$22,820

$233,658

Net rental expense for the three months ended February 29, 2020 and February 28, 2019 were $91,678 and $84,814 respectively, of which $66,719 and $65,806 respectively, was paid to the Related Company.

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

NOTE M – MAJOR CUSTOMERS

The Company had three customers who each accounted for 20%, 11% and 11% of net sales for the three months ended February 29, 2020 and two customers who accounted for 11% and 14% of net sales for the three months ended February 28, 2019. The Company had two customers who accounted for 20% and 11% of accounts receivable at February 29, 2020 one customer who accounted for 14% of accounts receivable at February 28, 2019.

NOTE N – MAJOR SUPPLIERS

During the three months ended February 29, 2020 and February 28, 2019 there was one foreign supplier accounting for 39% and 35% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 29, 2020, the Company purchased 42% of its products from Taiwan, 18% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE O – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 29,	February 28,
	2020	2019
Canada	636,417	1,092,398
China	1,153,406	1,513,169
Other Asian Countries	214,762	445,435
South America	115,022	81,621
Europe	283,762	326,913

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the coronavirus was identified in Wuhan, China. As part of its effort to combat the virus, the government of China has placed travel restrictions throughout parts of China. This has resulted in some of the Company’s customers and suppliers being closed for an extended period or operating at significantly below their normal capacity and will also affect our suppliers that source some of their materials from China. The duration and intensity of this global health emergency and related disruptions is uncertain. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time. As an update, the unprecedented virus has grown significantly especially in America and had significantly impacted the Company’s customers. The Company has already recorded order cancellations and order hold notices from customers and expects this to continue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Furthermore, we cannot at this time assess the affect that the global outbreak of the novel cCronavirus may have on the Company.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. We discuss many of the risks in greater detail under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of the filing of this report.

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $76,675 and $22,029 for the three months ended February 29, 2020 and February 28, 2019 respectively.

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

The Coronavirus is impacting all of Asia and Surge Components seriously. Factories in China that produce our products reopened after the Chinese New Year one week late at the mandate of the Chinese government. The factory work force at reopening in February 2020 is now up to 70% - 80% of its normal 100% capacity. We do hope that it will continue to increase over the near term as China is coming out of the virus now. This impacts the manufacturing productivity of the factories, and therefore the amount of inventory we receive, and can ship to customers. We are hopeful that things will return to normal as soon as possible. We are doing everything we can to keep customers production running and to keep things as smooth and stable as possible. We do expect that this could have a negative impact on our sales until production is fully running. Furthermore, we expect our customers in china and elsewhere will reduce their future purchases from us if they are not able to complete the manufacturer of their products due to the shortage of components from other suppliers. The virus will potentially impact the Company’s sales performance in a negative way for the balance of Fiscal 2020, depending on the duration and severity of the virus’ impact on the operations of our vendors and suppliers, and on the global economy as a whole.

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

Results of Operations

Consolidated net sales for the three months ended February 29, 2020 decreased by $1,618,204 or 19.2%, to $6,789,138 as compared to net sales of $8,407,342 for the three months ended February 28, 2019. We attribute the decrease to a decrease in business with new customers as well as additional business with existing customers. We can also attribute the decline in sales to the fact that because due to the impact of the virus in China, we did not receive enough inventory from our suppliers to cover customer orders. This has had an impact on the Company’s sales. Net sales for the three months ended February 29, 2020 and February 28, 2019 reflect $383,368 and $362,772, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 29, 2020 decreased by $437,784 to $1,885,776, or 18.8%, as compared to $2,323,560 for the three months ended February 28, 2019. Gross margin as a percentage of net sales remained flat at 27.8% for the three months ended February 29, 2020 compared to 27.6% for the three months ended February 28, 2019. The decrease in gross profit can be attributed to the decrease in sales volume. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the three months ended February 29, 2020, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2020, the Company expects the effects of the tariffs to be similar to 2019.

Selling and shipping expenses for the three months ended February 29, 2020 was $656,838, an increase of $13,942, or 2.2%, as compared to $642,896 for the three months ended February 28, 2019. We attribute the increase to increases in selling expenses such as salesman payroll, travel expenses and advertising expenses, offset by a decrease in commission expenses and entertainment expenses.

General and administrative expenses for the three months ended February 29, 2020 was $1,189,240, an increase of $102,203, or 9.4%, as compared to $1,087,037 for the three months ended February 28, 2019. The increase is due primarily to increases in salaries and related payroll tax expenses, rent expenses, general insurance, office expenses, temporary help expenses as well as professional fees and public company expenses, as partially offset by decreases in utilities and computer expenses.

Depreciation expense for the three months ended February 29, 2020 was $9,364, a decrease of $214, or 2.2%, as compared to $9,578 for the three months ended February 28, 2019. The decrease is due the company purchasing less equipment during the three months ended February 29, 2020.

Other income for the three months ended February 29, 2020 was $518, an increase of $517 compared to $1 for the three months ended February 28, 2019. We attribute the increase to the increase in the cash balances for the three months ended February 29, 2020.

Interest expense for the three months ended February 29, 2020 was $567, a decrease of $166, or 22.6% compared to $733 for the three months ended February 28, 2019. We attribute the decrease to the Company not utilizing the line of credit during the three months ended February 29, 2020.

Tax expense for the three months ended February 29, 2020 was $294,087 an increase $404,567 as compared to a tax benefit of $(110,480) for the three months ended February 28, 2019. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net loss for the three months ended February 29, 2020 was $(263,802), compared to a net income of $693,797 for the three months ended February 28, 2019.

Liquidity and Capital Resources

As of February 29, 2020 we had cash of $3,331,796, and working capital of $7,248,819. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the three months ended February 29, 2020, we had net cash flow provided by operating activities of $609,712, as compared to net cash flow provided by operating activities of $63,549 for the three months ended February 28, 2019. The increase in cash flow from operating activities resulted from increases in cash flows provided by accounts receivable, inventory, prepaid expenses and increases in deferred income taxes as partially offset by net loss, and decreases in accounts payable and accrued expenses.

We had net cash flow used in investing activities of $(15,343) for the three months ended February 29, 2020, as compared to net cash flow used in investing activities of $(5,580) for the three months ended February 28, 2019.  We attribute the change to the Company purchasing more equipment during the three months ended February 29, 2020.

We had net cash flow used in financing activities of $(1,878) during the three months ended February 29, 2020 as compared to $(3,311) used in financing activities for the three months ended February 28, 2019. The majority of the change relates to paying down the lease on telephone equipment during the three months ended February 29, 2020.

As a result of the foregoing, the Company had a net increase in cash of $592,491 for the three months ended February 29, 2020, as compared to a net increase in cash of $54,658 for the three months ended February 28, 2019.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 29, 2020:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Financing Lease Obligations	$23,006	$7,965	$15,041	$-	$-
Operating Right of Use Leases	$233,658	210,838	22,820	-	-

Total obligations	$256,664	$218,803	$37,861	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2020 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 29, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2016.

4.2	Amendment to the Rights Agreement dated as of October 6, 2019 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent filed with Form 10-Q on October 15, 2019.

31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 14, 2020	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)