Form 10-Q
period 2020-05-31
SURGE COMPONENTS INC
filed 2020-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

The registrant’s common stock outstanding as of July 13, 2020, was 5,437,526 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$4,082,753	$2,739,305
Accounts receivable - net of allowance for doubtful accounts of $132,221 and $132,221	4,606,164	5,129,792
Inventory, net	3,873,970	3,593,231
Prepaid expenses and income taxes	458,105	486,940

Total current assets	13,020,992	11,949,268

Fixed assets – net of accumulated depreciation and amortization of $2,324,629 and $2,305,724	119,843	120,752
Operating Lease Right of Use Asset	147,779	-
Deferred income taxes	907,894	1,185,740
Other assets	22,607	22,607

Total assets	$14,219,115	$13,278,367

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31,	November 30,
	2020	2019
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,821,882	$3,344,182
Operating lease liabilities	154,788	-
Financing lease payable, current maturities	7,444	7,782
Accrued expenses and taxes	503,449	581,201
Accrued salaries	431,190	506,663

Total current liabilities	4,918,753	4,439,828
Financing lease payable, net of current maturities	13,640	17,102
Note payable to bank	449,700	-
Deferred rent	-	12,998

Total liabilities	5,382,093	4,469,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,362,526 and 5,320,026 shares issued and outstanding	5,362	5,319
Additional paid-in capital	16,883,357	16,666,465
Accumulated deficit	(8,051,707)	(7,863,355)

Total shareholders’ equity	8,837,022	8,808,439

Total liabilities and shareholders’ equity	$14,219,115	$13,278,367

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2020	2019	2020	2019
Net sales	$13,436,189	$16,872,094	$6,647,051	$8,464,752

Cost of goods sold	9,507,819	12,078,746	4,604,457	5,994,964

Gross profit	3,928,370	4,793,348	2,042,594	2,469,788

Operating expenses:
Selling and shipping expenses	1,230,971	1,294,235	574,133	651,339
General and administrative expenses	2,514,873	2,371,387	1,325,633	1,284,350
Depreciation and amortization	18,905	19,252	9,541	9,674

Total operating expenses	3,764,749	3,684,874	1,909,307	1,945,363

Income before other income (expense) and income taxes	163,621	1,108,474	133,287	524,425

Other income (expense):
Other income	20,978	3	20,460	2
Interest expense	(1,089)	(1,427)	(522)	(694)

Other income (expense)	19,889	(1,424)	19,938	(692)

Income before income taxes	183,510	1,107,050	153,225	523,733

Income taxes (benefit)	369,362	(48,379)	75,275	62,101

Net (loss) income	(185,852)	1,155,429	77,950	461,632
Dividends on preferred stock	2,500	2,500	-	-

Net (loss) income available to common shareholders	$(188,352)	$1,152,929	$77,950	$461,632

Net (loss)income per share available to common shareholders:

Basic	$(.04)	$.22	$.02	$.09
Diluted	$(.04)	$.21	$.01	$.09

Weighted Shares Outstanding:

Basic	5,329,917	5,266,278	5,337,608	5,270,338
Diluted	5,329,917	5,419,892	5,484,573	5,423,952

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31,	May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(185,852)	$1,155,429
Adjustments to reconcile net (Loss) income to net cash provided by operating activities:
Depreciation and amortization	18,905	19,252
Deferred income taxes	277,846	(62,313)
Allowance for doubtful accounts	-	66,525
Stock Compensation	213,527	88,750

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	523,628	(47,409)
Inventory	(280,739)	(186,819)
Prepaid expenses and income taxes	28,835	(113,064)
Other assets	(2,581)	(9,223)
Accounts payable	477,700	44,667
Deferred rent	-	(5,974)
Accrued expenses	(155,725)	(104,262)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	915,544	845,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(17,996)	(7,222)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(17,996)	$(7,222)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended
	May 31,	May 31,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable to bank	$449,700	$-
Repayment of financing lease obligations	(3,800)	(5,273)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	445,900	(5,273)

NET CHANGE IN CASH	1,343,448	833,064

CASH AT BEGINNING OF PERIOD	2,739,305	1,761,863

CASH AT END OF PERIOD	$4,082,753	$2,594,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$125,376	$97,100

Interest paid	$1,089	$1,427

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The results and trends in these interim consolidated financial statements for the six months ended May 31, 2020 and May 31, 2019 may not be representative of those for the full fiscal year or any future periods.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $993,000 and $702,000 for the six months ended May 31, 2020 and May 31, 2019 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $199,054 and $211,167 for the six months ended May 31, 2020 and May 31, 2019 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $2,773,000 and $3,438,000 for the six months ended May 31, 2020 and May 31, 2019 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2020 was $868,206. The Company, at May 31, 2020 has a reserve against slow moving and obsolete inventory of $250,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2020 and November 30, 2019, the Company’s uninsured cash balances totaled $3,518,257 and $2,174,808, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2015, and state tax examinations for years before fiscal years ending November 30, 2014. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2020 and May 31, 2019.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,564 and $3,781 for the six months ended May 31, 2020 and May 31, 2019 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. In the period with a profit, the difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2020 and May 31, 2019 totaled 432,000 and 118,386, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2020	2019

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	1,093,945	1,075,949
Less-Accumulated Depreciation	(2,324,629)	(2,305,724)
Net Fixed Assets	$119,843	$120,752

Depreciation and amortization expense for the six months ended May 31, 2020 and May 31, 2019 was $18,905 and $19,252, respectively.

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

Future minimum lease payments under these financing lease obligations as of May 31, 2020 are as follows:

2020	$9,779
2021	$9,779
2022	$4,261

Total	$23,819
Less: interest portion	2,735
Present value of net minimum lease payments	$21,084
Less: current portion	7,444
Non-current portion	$13,640

Financing lease obligations mature as follows:

Twelve Months Ended May 31:

2020	$7,444
2021	$9,657
2022	$3,983

Principal payments remaining	$21,084

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all of the assets of the Company. As of May 31, 2020, the balance on the Credit Line was $0. As of May 31, 2020, the Company was in compliance with the debt covenants under the Credit Line.

The Company in May 2020 received loan proceeds in the amount of approximately $449,700 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2020	2019

Commissions	$218,487	$233,784
Preferred stock dividends	149,069	146,569
Other accrued expenses	135,893	200,848

	$503,449	$581,201

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,486,000 at November 30, 2019. Pension expense for the six months ended May 31, 2020 and May 31, 2019 was $558 and $1,196, respectively.

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

Between April 2001 and July 2015, 60,000 shares of the series C shares were repurchased or converted to common stock. Dividends aggregating $149,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2019. The Company has accrued these dividends. At May 31, 2020, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2020.

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

In April 2020, the Company awarded one non-employee director 15,000 shares of its common stock under the 2015 Stock Plan. The Company recorded a cost of $21,150 related to the issuance of these shares.

In April 2020, a total of 27,500 shares were issued to one of the Company’s officers as part of their 2019 bonus compensation under the 2015 Stock Plan. The Company recorded a cost of $41,250 relating to the issuance of these shares.

In April 2020, the Company granted stock options to (a) four non-employee directors to each purchase 15,000 shares of common stock, (b) one non-employee-director to purchase 25,000 shares of common stock, and (c) two Company officers to each purchase 50,000 shares of common stock at an exercise price of $1.41 per share, the market price of the common stock on the date of the grant.  These options vest immediately and expire five years from the grant date. The Company recorded a cost of $154,534 related to the granting of these options.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

Activity in the Company’s stock plans for the period ended May 31, 2020 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2019	147,000	$1.01
Options issued in the six months ended May 31, 2020	185,000	$1.41
Options exercised in the six months ended May 31, 2020	-	$-
Options cancelled in the six months ended May 31, 2020	-	$-
Options outstanding at May 31, 2020	332,000	$1.22

Options exercisable at May 31, 2020	332,000	$1.22

The intrinsic value of the exercisable options at May 31, 2020 totaled $59,220. At May 31, 2020 the weighted average remaining life of the stock options is 2.9 years. At May 31, 2020 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2020	2019
Deferred Tax Assets
Net operating loss	$1,483,462	$1,524,286
Allowance for bad debts	27,121	27,121
Inventory	60,746	60,746
Other	68,518	65,353
Depreciation	64,517	65,402
Total deferred tax assets	1,704,364	1,742,908
Valuation allowance	(796,470)	(557,168)

Deferred Tax Assets	$907,894	$1,185,740

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance increased by approximately $239,302 during the six months ended May 31, 2020. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2020	May 31, 2019

Current:
Federal	$-	$-
States	91,516	13,934

	91,516	13,934
Deferred:
Federal	219,498	(49,227)
States	58,348	(13,086)

	277,846	(62,313)

Provision for income taxes	$369,362	$(48,379)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $5,676,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six Months ended
	May 31,	May 31,
	2020	2019
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	175%	(33)%
State income taxes	5%	8%
Other	-	-
Effective tax rate	201%	(4)%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – OPERATING LEASE COMMITMENTS

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

The Company’s future minimum rental commitments at May 31, 2020 are as follows:

Twelve Months Ended May 31,

2021	$152,013
2022	$5,705

$157,718

Net rental expense for the six months ended May 31, 2020 and May 31, 2019 were $181,325 and $173,903 respectively, of which $133,437 and $131,612 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who each accounted for 16% and 12% of net sales for the six months ended May 31, 2020 and two customers who accounted for 12% and 13% of net sales for the six months ended May 31, 2019. The Company had two customers who accounted for 18% and 11% of accounts receivable at May 31, 2020 two customers who accounted for 11% and 12% of accounts receivable at May 31, 2019.

NOTE M – MAJOR SUPPLIERS

During the six months ended May 31, 2020 and May 31, 2019 there was one foreign supplier accounting for 40% and 40% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May 31, 2020, the Company purchased 45% of its products from Taiwan, 14% from Hong Kong, 34% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2020	2019
Canada	1,529,736	2,360,932
China	2,472,615	2,804,193
Other Asian Countries	448,001	1,055,605
South America	138,110	247,230
Europe	563,369	678,907

Revenues are attributed to countries based on location of customer.

NOTE O – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronavirus was identified in Wuhan, China. As part of its effort to combat the virus, the government of China has placed travel restrictions throughout parts of China. This has resulted in some of the Company’s customers and suppliers being closed for an extended period or operating at significantly below their normal capacity and will also affect our suppliers that source some of their materials from China. Conditions in China have improved. Some customers and suppliers are back to full operation but others are taking longer. The duration and intensity of this global health emergency and related disruptions is uncertain, although there has been some improvement globally, including Asia, America and Europe. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time. As an update, the unprecedented virus has grown significantly especially in America and has significantly impacted the Company’s customers. The Company has experienced order cancellations and order hold notices from customers and expects this to continue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Furthermore, we cannot at this time assess the affect that the global outbreak of the novel Coronavirus may have on the Company.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $199,054 and $211,167 for the six months ended May 31, 2020 and May 31, 2019 respectively.

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

The Coronavirus is impacting all of Asia, America and Europe and Surge Components seriously. Some of our customers and suppliers who had shut down or slowed operations are back to normal but others are taking longer. We are hopeful that things will return to normal as soon as possible. We are doing everything we can to keep customers production running and to keep things as smooth and stable as possible. We do expect that this could have a negative impact on our sales until production is fully running. Our customers in China and elsewhere have reduced their future purchases from us and will continue to reduce, if they are not able to complete the manufacturing of their products due to the shortage of components from other suppliers. The Company has also experienced order cancellations and order hold notices from customers and we expect this to continue. The duration of this crisis and its impact on both the Company’s customers and supply chain had had a negative impact on the period ending May 31, 2020. The Company showed a decline in revenue of 20% for the six months ending May 31, 2020 and 22% for the second quarter. We expect the virus to continue to have a material impact on the Company’s consolidated results for the balance of Fiscal 2020.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2020 decreased by $3,435,905 or 20.4%, to $13,436,189 as compared to net sales of $16,872,094 for the six months ended May 31, 2019. Consolidated net sales for the three months ended May 31, 2020 decreased by $1,817,701 or 21.5%, to $6,647,051 as compared to net sales of $8,464,752 for the three months ended May 31, 2019. We attribute the decrease to a decrease in business with new customers as well as a decrease in additional business with existing customers. We also attribute the decline in sales to the impact of the virus in China, This has had an impact on the Company’s sales in that we did not receive enough inventory from our suppliers to cover customer orders as well as the fact that our customers were not getting enough inventory from their other suppliers to complete their manufacturing and put some of our orders on hold. Net sales for the six months ended May 31, 2020 and May 31, 2019 reflect $595,733 and $686,000, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2020 decreased by $864,978 to $3,928,370, or 18%, as compared to $4,793,348 for the six months ended May 31, 2019. Gross margin as a percentage of net sales increased to 29.2% for the six months ended May 31, 2020 compared to 28.4% for the six months ended May 31, 2019. Gross profit for the three months ended May 31, 2020 decreased by $427,194 to $2,042,594, or 17.3%, as compared to $2,469,788 for the three months ended May 31, 2019. Gross margin as a percentage of net sales increased to 30.7% for the three months ended May 31, 2020 compared to 29.2% for the three months ended May 31, 2019. The increase in gross profit can be attributed to the Company selling products at higher margins. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the six months ended May 31, 2020, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the six months ended May 31, 2020 was $1,230,971, a decrease of $63,264, or 4.9% as compared to $1,294,235 for the six months ended May 31, 2019. Selling and shipping expenses for the three months ended May 31, 2020 was $574,133, a decrease of $77,206, or 11.9%, as compared to $651,339 for the three months ended May 31, 2019. We attribute the decrease to decreases in selling expenses such as commission expense, travel expenses and entertainment expenses, and auto expenses offset by increases in salesman payroll, due to the hiring of a new salesperson and freight out expenses.

General and administrative expenses for the six months ended May 31, 2020 was $2,514,873, an increase of $143,486, or 6.1%, as compared to $2,371,387 for the six months ended May 31, 2019. General and administrative expenses for the three months ended May 31, 2020 was $1,325,633, an increase of $41,283, or 3.2%, as compared to $1,284,350 for the three months ended May 31, 2019.The increase is due primarily to increases in salaries and related payroll tax expenses, rent expenses, general insurance, and bank charges as well as directors fees and public company expenses, as partially offset by decreases in utilities, warehouse expenses, as well as maintenance expenses, temporary help expenses, bad debt and computer expenses.

Depreciation expense for the six months ended May 31, 2020 was $18,905, a decrease of $347, or 1.8%, as compared to $19,252 for the six months ended May 31, 2019. Depreciation expense for the three months ended May 31, 2020 was $9,541, a decrease of $133, or 1.4%, as compared to $9,674 for the three months ended May 31, 2019. The decrease is due the company purchasing less equipment during the six months ended May 31, 2020.

Other income for the six months ended May 31, 2020 was $20,978, an increase of $20,975 compared to $3 for the six months ended May 31, 2019. Other income for the three months ended May 31, 2020 was $20,460, an increase of $20,458 compared to $2 for the six months ended May 31, 2019. We attribute the increase to Company receiving $20,000 for Covid-19 relief from the SBA as well as an increase in the cash balances for the six months ended May 31, 2020.

Interest expense for the six months ended May 31, 2020 was $1,089, a decrease of $338, or 23.7% compared to $1,427 for the six months ended May 31, 2019. Interest expense for the three months ended May 31, 2020 was $522, a decrease of $172, or 24.8% compared to $694 for the three months ended May 31, 2019. We attribute the decrease to the Company not utilizing the line of credit during the six months ended May 31, 2020.

Tax expense for the six months ended May 31, 2020 was $369,362 an increase $417,741 as compared to a tax benefit of $48,379 for the six months ended May 31, 2019. Tax expense for the three months ended May 31, 2020 was $75,275 an increase $13,174 as compared to a tax expense of $62,101 for the three months ended May 31, 2019. The changes result from our net (loss) income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net loss for the six months ended May 31, 2020 was $(185,852), compared to a net income of $1,155,429 for the six months ended May 31, 2019.  As a result of the foregoing, net income for the three months ended May 31, 2020 was $77,950, compared to a net income of $461,632 for the three months ended May 31, 2019.

Liquidity and Capital Resources

As of May 31, 2020 we had cash of $4,082,753, and working capital of $8,102,239. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the six months ended May 31, 2020, we had net cash flow provided by operating activities of $915,544, as compared to net cash flow provided by operating activities of $845,559 for the six months ended May 31, 2019. The increase in cash flow from operating activities resulted from increases in cash flows provided by accounts receivable, accounts payable and prepaid expenses as partially offset by net loss, and decreases in inventory and accrued expenses.

We had net cash flow used in investing activities of $(17,996) for the six months ended May 31, 2020, as compared to net cash flow used in investing activities of $(7,222) for the six months ended May 31, 2019.  We attribute the change to the Company purchasing more equipment during the six months ended May 31, 2020.

We had net cash flow provided by financing activities of $445,900 during the six months ended May 31, 2020 as compared to $(5,273) used in financing activities for the six months ended May 31, 2019. We attribute the increase to the funding received from the bank related to the Paycheck Protection Program during the six months ended May 31, 2020.

As a result of the foregoing, the Company had a net increase in cash of $1,343,448 for the six months ended May 31, 2020, as compared to a net increase in cash of $833,064 for the six months ended May 31, 2019.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2020:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Financing Lease Obligations	$21,084	$7,444	$13,640	$-	$-
Operating Right of Use Leases	$157,749	152,043	5,706	-	-

Total obligations	$178,833	$159,487	$19,346	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2020 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 15, 2020	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)