Form 10-Q
period 2020-08-31
SURGE COMPONENTS INC
filed 2020-10-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

The registrant’s common stock outstanding as of October 9, 2020, was 5,437,526 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$3,809,315	$2,739,305
Accounts receivable - net of allowance for doubtful accounts of $142,934 and $132,221	5,930,075	5,129,792
Inventory, net	3,726,531	3,593,231
Prepaid expenses and income taxes	474,694	486,940

Total current assets	13,940,615	11,949,268

Fixed assets – net of accumulated depreciation and amortization of $2,334,151 and $2,305,724	111,711	120,752
Operating Lease Right of Use Asset	1,702,391	-
Deferred income taxes	1,005,433	1,185,740
Other assets	22,607	22,607

Total assets	$16,782,757	$13,278,367

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31,	November 30,
	2020	2019
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,915,861	$3,344,182
Operating lease liabilities, current maturities	181,325	-
Financing lease payable, current maturities	8,345	7,782
Accrued expenses and taxes	557,014	581,201
Accrued salaries	535,812	506,663

Total current liabilities	5,198,357	4,439,828
Operating lease liabilities net of current maturities	1,535,292	-
Financing lease payable, net of current maturities	10,771	17,102
Note payable to bank	449,700	-
Deferred rent	-	12,998

Total liabilities	7,194,120	4,469,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,437,526 and 5,320,026 shares issued and outstanding	5,437	5,319
Additional paid-in capital	16,948,532	16,666,465
Accumulated deficit	(7,365,342)	(7,863,355)

Total shareholders’ equity	9,588,637	8,808,439

Total liabilities and shareholders’ equity	$16,782,757	$13,278,367

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2020	2019	2020	2019
Net sales	$22,103,444	$24,957,943	$8,667,255	$8,085,849

Cost of goods sold	15,913,093	17,749,039	6,405,274	5,670,293

Gross profit	6,190,351	7,208,904	2,261,981	2,415,556

Operating expenses:
Selling and shipping expenses	1,814,955	2,011,634	583,984	717,399
General and administrative expenses	3,652,093	3,458,541	1,137,220	1,087,154
Depreciation and amortization	28,428	28,878	9,523	9,626

Total operating expenses	5,495,476	5,499,053	1,730,727	1,814,179

Income before other income (expense) and income taxes	694,875	1,709,851	531,254	601,377

Other income (expense):
Other income	21,540	245	562	242
Interest expense	(1,566)	(2,079)	(477)	(652)

Other income (expense)	19,974	(1,834)	85	(410)

Income before income taxes	714,849	1,708,017	531,339	600,967

Income taxes (benefit)	211,836	(126,683)	(157,526)	(78,304)

Net income	503,013	1,834,700	688,865	679,271
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income available to common shareholders	$498,013	$1,829,700	$686,365	$676,771

Net income per share available to common shareholders:

Basic	$.09	$.35	$.13	$.13
Diluted	$.09	$.33	$.12	$.12

Weighted Shares Outstanding:

Basic	5,355,281	5,280,735	5,405,733	5,309,335
Diluted	5,512,948	5,463,928	5,563,400	5,492,527

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended August 31, 2020 and 2019

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2018	10,000	$10	5,262,128	$5,262	$16,577,772	$(9,893,210)	$6,689,834
Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	47,207	46	88,704	-	88,750
Net Income	-	-	-	-	-	1,834,700	1,834,700
Balance – August 31, 2019	10,000	$10	5,309,335	$5,308	$16,666,465	$(8,063,510)	$8,608,284

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2019	10,000	$10	5,320,026	$5,319	$16,666,465	$(7,863,355)	$8,808,439
Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	42,500	43	216,892	-	216,935
Stock option exercise	-	-	75,000	75	65,175	-	65,250
Net Income	-	-	-	-	-	503,013	503,013
Balance – August 31, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(7,365,342)	$9,588,637

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$503,013	$1,834,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,428	28,878
Deferred income taxes	180,307	(159,842)
Allowance for doubtful accounts	10,713	33,190
Stock Compensation	216,935	88,750

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(810,996)	415,358
Inventory	(133,300)	(374,137)
Prepaid expenses and income taxes	12,246	(292,140)
Other assets	1,228	(9,224)
Accounts payable	571,679	(826,209)
Deferred rent	-	(8,961)
Accrued expenses	(38)	(132,292)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	580,215	598,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(19,387)	(7,221)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(19,387)	$(7,221)

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Nine Months Ended
	August 31,	August 31,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	$65,250	$-
Proceeds from notes payable to bank	449,700	-
Repayment of financing lease obligations	(5,768)	(5,817)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	509,182	(5,817)

NET CHANGE IN CASH	1,070,010	585,033

CASH AT BEGINNING OF PERIOD	2,739,305	1,761,863

CASH AT END OF PERIOD	$3,809,315	$2,346,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$125,478	$97,389

Interest paid	$1,566	$2,079

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

(1) Principles of Consolidation and Basis of Presentation:

The consolidated financial statements include the accounts of Surge, Challenge, and Surge Limited (collectively the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2019 filed with the SEC on February 28, 2020. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,330,000 and $2,402,000 for the nine months ended August 31, 2020 and August 31, 2019 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $280,274 and $462,111 for the nine months ended August 31, 2020 and August 31, 2019 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $4,729,000 and $4,961,000 for the nine months ended August 31, 2020 and August 31, 2019 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2020 was $540,853. The Company, at August 31, 2020 has a reserve against slow moving and obsolete inventory of $250,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company believes that concentration with regards to accounts receivable is limited due to its customer base. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At August 31, 2020 and November 30, 2019, the Company’s uninsured cash balances totaled $3,244,820 and $2,174,808, respectively.

(7) Income Taxes:

The Company’s deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves, accrued payroll and depreciation expense for financial reporting and income tax purposes. A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note I.

The Company follows the provisions of the Accounting Standards Codification topic, ASC 740, “Income Taxes” (ASC 740). There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2016, and state tax examinations for years before fiscal years ending November 30, 2015. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2020 and August 31, 2019.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $2,654 and $4,573 for the nine months ended August 31, 2020 and August 31, 2019 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. In the period with a profit, the difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2020 and August 31, 2019 totaled 199,333 and 134,373, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2020	2019

Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	1,095,335	1,075,949
Less-Accumulated Depreciation	(2,334,151)	(2,305,724)
Net Fixed Assets	$111,711	$120,752

Depreciation and amortization expense for the nine months ended August 31, 2020 and August 31, 2019 was $28,428 and $28,878, respectively.

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

Future minimum lease payments under these financing lease obligations as of August 31, 2020 are as follows:

2020	$9,779
2021	$9,779
2022	$1,786

Total	$21,344
Less: interest portion	2,228
Present value of net minimum lease payments	$19,116
Less: current portion	8,345
Non-current portion	$10,771

Financing lease obligations mature as follows:

Twelve Months Ended August 31:

2020	$8,345
2021	$9,158
2022	$1,613

Principal payments remaining	$19,116

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all of the assets of the Company. As of August 31, 2020, the balance on the Credit Line was $0. As of August 31, 2020, the Company was in compliance with the debt covenants under the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2020	2019

Commissions	$238,188	$233,784
Preferred stock dividends	151,569	146,569
Other accrued expenses	167,257	200,848

	$557,014	$581,201

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,486,000 at November 30, 2019. Pension expense for the nine months ended August 31, 2020 and August 31, 2019 was $1,602 and $2,392, respectively.

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

Between April 2001 and July 2015, 60,000 shares of the series C shares were repurchased or converted to common stock. Dividends aggregating $149,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2019. The Company has accrued these dividends. At August 31, 2020, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2020.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

Activity in the Company’s stock plans for the period ended August 31, 2020 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding December 1, 2019	147,000	$1.01
Options issued in the nine months ended August 31, 2020	185,000	$1.41
Options exercised in the nine months ended August 31, 2020	(75,000)	$(0.87)
Options cancelled in the nine months ended August 31, 2020	-	$-
Options outstanding at August 31, 2020	257,000	$1.34

Options exercisable at August 31, 2020	257,000	$1.34

The intrinsic value of the exercisable options at August 31, 2020 totaled $7,200. At August 31, 2020 the weighted average remaining life of the stock options is 3.48 years. At August 31, 2020 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2020	2019
Deferred Tax Assets
Net operating loss	$1,287,289	$1,524,286
Allowance for bad debts	29,921	27,121
Inventory	60,746	60,746
Other	85,562	65,353
Depreciation	64,074	65,402
Total deferred tax assets	1,527,592	1,742,908
Valuation allowance	(522,159)	(557,168)

Deferred Tax Assets	$1,005,433	$1,185,740

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by $35,009 during the nine months ended August 31, 2020. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2020	August 31, 2019

Current:
Federal	$-	$(38,519)
States	31,529	71,678

	31,529	33,159
Deferred:
Federal	142,442	(126,275)
States	37,865	(33,567)

	180,307	(159,842)

Provision for income taxes	$211,836	$(126,683)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $5,751,000 for federal and state purposes, which expire through 2020. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine Months ended
	August 31,	August 31,
	2020	2019
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	4%	(32)%
State income taxes	5%	4%
Other	-	-
Effective tax rate	30%	(7)%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partially owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $180,000 for the year ended November 30, 2019, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at August 31, 2020 are as follows:

Twelve Months Ended August 31,

2021	$258,528
2022	193,390
2023	197,258
2024	201,203
2025	205,227
2026 and after	$1,108,281

$2,163,887

Net rental expense for the nine months ended August 31, 2020 and August 31, 2019 were $281,599 and $265,114 respectively, of which $200,156 and $197,418 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who accounted for 17% and 15% of net sales for the nine months ended August 31, 2020 and two customers who accounted for 13% and 12% of net sales for the nine months ended August 31, 2019. The Company had one customer who accounted for 16% of accounts receivable at August 31, 2020 and one customer who accounted for 11% of accounts receivable at August 31, 2019.

NOTE M – MAJOR SUPPLIERS

During the nine months ended August 31, 2020 and August 31, 2019 there was one foreign supplier accounting for 39% and 39% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the nine months ended August 31, 2020, the Company purchased 45% of its products from Taiwan, 16% from Hong Kong, 25% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2020	2019
Canada	2,945,773	3,311,535
China	3,948,811	4,240,122
Other Asian Countries	1,099,040	1,811,454
South America	143,928	394,140
Europe	843,747	931,916

Revenues are attributed to countries based on location of customer.

NOTE O – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronavirus was identified in Wuhan, China. As part of its effort to combat the virus, the government of China has placed travel restrictions throughout parts of China. This has resulted in some of the Company’s customers and suppliers being closed for an extended period or operating at significantly below their normal capacity and will also affect our suppliers that source some of their materials from China. Conditions in China have improved. Some customers and suppliers are back to full operation but others are taking longer. The duration and intensity of this global health emergency and related disruptions is uncertain, although there has been some improvement globally, including Asia, America and Europe. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time. As an update, the unprecedented virus has grown significantly especially in America and has significantly impacted the Company’s customers. The Company has experienced order cancellations and order hold notices from customers and expects this to continue. Although the coronavirus situation is still very serious on a global basis, the Company’s business has improved in the third quarter, with sales increasing and our customer’s outlook for their business stronger at this time. This increase in business cannot be guaranteed to continue as it may be impacted by the coronavirus conditions, which change on an ongoing basis.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $280,274 and $462,111 for the nine months ended August 31, 2020 and August 31, 2019 respectively.

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

The world of business is constantly changing because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia and Europe to service and further develop the business. For these reasons, we established Surge Ltd., our Asia subsidiary, and hired a European salesman based in London. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2020 to be a year of change and challenge, especially due to the coronavirus. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, and our ability to deal successfully, with new and future disruptors. The global economic slowdown is impacted by the tariffs which may negatively impact the growth of our customers and many of the manufacturing companies in China. However, at this time some of the Company’s products have become excluded from tariffs, so the Company has not yet experienced a material adverse effect from the tariffs.

The Coronavirus is impacting all of Asia, America and Europe and Surge Components seriously. Some of our customers and suppliers who had shut down or slowed operations are back to normal but others are taking longer. We are hopeful that things will return to normal as soon as possible. We are doing everything we can to keep customers production running and to keep things as smooth and stable as possible. We do expect that this could have a negative impact on our sales until production is fully running. Our customers in China and elsewhere have reduced their future purchases from us and will continue to reduce, if they are not able to complete the manufacturing of their products due to the shortage of components from other suppliers. The Company has also experienced order cancellations and order hold notices from customers and we expect this to continue. The duration of this crisis and its impact on both the Company’s customers and supply chain had a negative impact on the nine month period ended August 31, 2020. The Company showed a decline in revenue of 11% for the nine months ended August 31, 2020. We expect the virus to continue to have a material impact on the Company’s consolidated results for the balance of Fiscal 2020. Although the coronavirus situation is still serious globally, the Company’s business has improved in the third quarter and our customers’ outlook for their business is stronger than it was previously. We cannot guaranty that the increase in the third quarter will continue as the coronavirus conditions may change but management is very pleased with the third quarter results and cautiously optimistic about the remainder of Fiscal 2020.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2020 decreased by $2,854,499 or 11.4%, to $22,103,444 as compared to net sales of $24,957,943 for the nine months ended August 31, 2019. Consolidated net sales for the three months ended August 31, 2020 increased by $581,406 or 7.2%, to $8,667,255 as compared to net sales of $8,085,849 for the three months ended August 31, 2019. We attribute the decrease in the nine months to a decrease in business with new customers as well as a decrease in additional business with existing customers. We attribute the increase in sales for the three months ended August 31, 2020 to an increase in business from existing customers partially due to their rebound from the Coronavirus as well as their business increasing. We can also attribute the decline in sales for the nine months ended August 31, 2020 to the impact of the virus in China, This has had an impact on the Company’s sales in that we did not receive enough inventory from our suppliers to cover customer orders as well as the fact that our customers were not getting enough inventory from their other suppliers to complete their manufacturing and put some of our orders on hold. Net sales for the nine months ended August 31, 2020 and August 31, 2019 reflect $840,399 and $978,807, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the nine months ended August 31, 2020 decreased by $1,018,553 to $6,190,351, or 14.1%, as compared to $7,208,904 for the nine months ended August 31, 2019. Gross margin as a percentage of net sales decreased slightly to 28% for the nine months ended August 31, 2020 compared to 28.9% for the nine months ended August 31, 2019. Gross profit for the three months ended August 31, 2020 decreased by $153,575 to $2,261,981, or 6.4%, as compared to $2,415,556 for the three months ended August 31, 2019. Gross margin as a percentage of net sales decreased to 26.1% for the three months ended August 31, 2020 compared to 29.9% for the three months ended August 31, 2019. The decrease in gross profit and profit margin can be attributed to the decrease in sales year to date due to the impact of the coronavirus as well as the mix of products that the Company sold at lower margins. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the nine months ended August 31, 2020, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the nine months ended August 31, 2020 was $1,814,955, a decrease of $196,679, or 9.8% as compared to $2,011,634 for the nine months ended August 31, 2019. Selling and shipping expenses for the three months ended August 31, 2020 was $583,984, a decrease of $133,415, or 18.6%, as compared to $717,399 for the three months ended August 31, 2019. We attribute the decrease to decreases in selling expenses such as commission expense, travel expenses and entertainment expenses, and auto expenses offset by increases in salesman payroll, due to the hiring of a new salesperson and freight out expenses.

General and administrative expenses for the nine months ended August 31, 2020 was $3,652,093, an increase of $193,552, or 5.6%, as compared to $3,458,541 for the nine months ended August 31, 2019. General and administrative expenses for the three months ended August 31, 2020 was $1,137,220, an increase of $50,066, or 4.6%, as compared to $1,087,154 for the three months ended August 31, 2019.The increase is due primarily to increases in salaries and related payroll tax expenses, rent expenses, general insurance, and bank charges as well as directors fees and office expense and professional fees, as partially offset by decreases in utilities, telephone expenses, as well as maintenance expenses, temporary help expenses, bad debt and computer expenses.

Depreciation expense for the nine months ended August 31, 2020 was $28,428, a decrease of $450, or 1.6%, as compared to $28,878 for the nine months ended August 31, 2019. Depreciation expense for the three months ended August 31, 2020 was $9,522, a decrease of $103, or 1.1%, as compared to $9,626 for the three months ended August 31, 2019. The decrease is due the company purchasing less equipment during the nine months ended August 31, 2020.

Other income for the nine months ended August 31, 2020 was $21,540, an increase of $21,295 compared to $245 for the nine months ended August 31, 2019. Other income for the three months ended August 31, 2020 was $562, an increase of $320 compared to $242 for the [three] months ended August 31, 2019. We attribute the increase to Company receiving $20,000 for Covid-19 relief from the SBA as well as an increase in the cash balances for the nine months ended August 31, 2020.

Interest expense for the nine months ended August 31, 2020 was $1,566, a decrease of $513, or 24.7% compared to $2,079 for the nine months ended August 31, 2019. Interest expense for the three months ended August 31, 2020 was $477, a decrease of $175 or 26.8% compared to $652 for the three months ended August 31, 2019. We attribute the decrease to the Company not utilizing the line of credit during the nine months ended August 31, 2020.

Tax expense for the nine months ended August 31, 2020 was $211,836 an increase $338,519 as compared to a tax benefit of $126,683 for the nine months ended August 31, 2019. Tax benefit for the three months ended August 31, 2020 was $157,526 an increase of $79,222 as compared to a tax benefit of $78,304 for the three months ended August 31, 2019. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2020 was $503,013, compared to a net income of $1,834,700 for the nine months ended August 31, 2019. As a result of the foregoing, net income for the three months ended August 31, 2020 was $688,865, compared to a net income of $679,271 for the three months ended August 31, 2019.

Liquidity and Capital Resources

As of August 31, 2020 we had cash of $3,809,315, and working capital of $8,742,258. We believe that our working capital levels are adequate to meet our operating requirements during at least the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the nine months ended August 31, 2020, we had net cash flow provided by operating activities of $580,215, as compared to net cash flow provided by operating activities of $598,071 for the nine months ended August 31, 2019. The decrease in cash flow from operating activities resulted from cash flows provided by net income, accounts payable, deferred income taxes and prepaid expenses as partially offset by cash flows used in accounts receivable, inventory and accrued expenses.

We had net cash flow used in investing activities of $(19,387) for the nine months ended August 31, 2020, as compared to net cash flow used in investing activities of $(7,221) for the nine months ended August 31, 2019. We attribute the change to the Company purchasing more equipment during the nine months ended August 31, 2020.

We had net cash flow provided by financing activities of $509,182 during the nine months ended August 31, 2020 as compared to $(5,817) used in financing activities for the nine months ended August 31, 2019. We attribute the increase to proceeds from the exercising of stock options and the funding received from the bank related to the Paycheck Protection Program during the nine months ended August 31, 2020.

As a result of the foregoing, the Company had a net increase in cash of $1,070,010 for the nine months ended August 31, 2020, as compared to a net increase in cash of $585,033 for the nine months ended August 31, 2019.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2020:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months

Financing Lease Obligations	$19,116	$8,345	$10,771	$-	$-
Operating Right of Use Leases	$2,161,887	258,528	390,648	406,430	1,106,281

Total obligations	$2,181,003	$266,873	$401,419	$406,430	$1,106,281

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2020 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2016.

4.2	Amendment to the Rights Agreement dated as of October 6, 2019 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent filed with Form 10-Q on October 15, 2019.

10.1	Rental Agreement between Great American Realty and Surge Components dated July 28, 2020

10.2	Rental Agreement between Great American Realty and Challenge Electronics dated July 28, 2020

31.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: October 15, 2020	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)