Form 10-K
period 2020-11-30
SURGE COMPONENTS INC
filed 2021-02-26
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 31, 2020, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $4.1 million.

The registrant’s common stock outstanding as of February 26, 2021, was 5,437,526 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $267,019 and $536,668 for the fiscal years ended November 30, 2020 (“Fiscal 2020”) and November 30, 2019 (“Fiscal 2019”), respectively.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2020 and Fiscal 2019, capacitors accounted for approximately 30% and 31% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2020 and Fiscal 2019. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 26% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2020.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2020, we maintained inventory valued at $3,410,534.

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

Product Availability

Surge and Challenge obtain a significant amount of their products from manufacturers in Asia. In Fiscal 2020 and Fiscal 2019, Challenge purchased approximately 86% and 76%, respectively, of its products overseas as a result of Challenge’s introduction of new product lines. Of the total goods purchased by Surge and Challenge in Fiscal 2020, those foreign manufactured products were supplied from manufacturers in Taiwan (45%), Hong Kong (16%), elsewhere in Asia (34%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers. The pandemic has had an effect on the Company getting inventory from their suppliers. If this would continue, our business could be adversely affected

Most of the facilities that manufacture products for Surge have obtained International Quality Standard ISO 9002 and other certifications. We typically purchase the products that we sell in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. Surge’s relationships with many of its suppliers date back to the commencement of our import operations in 1983. We have established payment terms with our manufacturers of between 30 and 60 day open account terms.

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

For Fiscal 2020 and Fiscal 2019, one of Surge’s vendors, Lelon Electronics, accounted for approximately 39% and 38% of Surge’s consolidated purchases. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

Marketing and Sales

Surge’s sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs thirteen sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships. In addition, Surge has expanded its sales team, hiring a Europe manager based in London.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers accounted for 17% and 15% of net sales for Fiscal 2020, and 14% and 12% of net sales for Fiscal 2019. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Competition

We conduct business in the highly competitive electronic components industry. We expect this industry to remain competitive. We face intense competition in both our selling efforts and purchasing efforts from the many companies that manufacture or distribute electronic components. Our principal competitors in the sale of capacitors include Nichicon, Panasonic, Illinois Capacitor, NIC, AVX, Murata, Epcos, United Chemicon, Rubycon, Vishay and Kemet. Our principal competitors in the sale of discrete components include Vishay, General Semiconductor Division, General Instrument Corp., OnSemi, Inc., Microsemi Corp., Diodes, Inc. and Littlefuse, and Copper Bussman Division. Our principal competition in the audible business include AVX, Murata, Panasonic, Projects Unlimited, International Components Corp. and Star Micronics. Many of these companies are well established with substantial expertise, and have much greater assets and greater financial, marketing, personnel, and other resources than we do. Many larger competing suppliers also carry product lines which we do not carry. Generally, large semiconductor manufacturers and distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute many of our customers. As our customers become larger, and as the market becomes more competitive, our competitors may find it beneficial to focus direct selling efforts on those customers, which could result in our facing increased competition, the loss of customers or pressure on our profit margins. We are finding increased competition from manufacturers located in Asia due to the increased globalization nature of the business. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors. Other factors that will affect our success in these markets include our continued ability to attract additional experienced marketing, sales and management talent, and our ability to expand our support, training and field service capabilities. Additionally, since the tsunami and earthquake in Japan in 2012, our competitors have established manufacturing facilities in China enabling them to be more competitive by lowering their labor rates and manufacturing costs. Also, as the world continues to become global and customers have easier access to suppliers in Asia, our business could be adversely affected since the internet enables customers to meet and interact with suppliers through Google and other search engines which customers had not previously done.

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

Backlog

As of November 30, 2020, our backlog was approximately $9,708,000, as compared with $8,055,000 at November 30, 2019. Substantially all backlog is expected to be shipped by us within 180 days of year end. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2020, Surge and Challenge employed 38 persons, two of whom are employed in executive capacities, thirteen are engaged in sales, three in engineering, two in purchasing, five in administrative capacities, seven in customer service, two in accounting and four in warehousing. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Competitive pay and benefits. The Company’s compensation programs are designed to provide the proper incentives to attract, retain and motivate employees to achieve superior results. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. Annual increases and incentive compensation are based on merit, which is communicated to the employees at the time of hiring. Employees are eligible for paid and unpaid leaves, a retirement plan, and disability/accident coverage.

Health and safety. The health and safety of our employees is our highest priority. Our safety focus is also evident in our response to the COVID-19 pandemic.

•	Adding work from home flexibility.
•	Adjusting attendance policies to encourage those who are sick to stay home.
•	Increasing cleaning protocols across all locations.
•	Implementing temperature screenings of employees.
•	Establishing new physical distancing procedures for employees who need to be onsite.
•	Providing additional personal protective equipment and cleaning supplies.
•	Modifying work spaces with plexiglass dividers.
•	Requiring masks to be worn in all locations where allowed by local law.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 39% and 38% of the Company’s consolidated purchases in the years ending November 30, 2020 and November 30, 2019. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2020, approximately 17% and 15% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 96% of the total goods which we purchased in Fiscal 2020 were manufactured in foreign countries, with the majority purchased from Taiwan (45%), Hong Kong (16%), elsewhere in Asia (34%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause disruptions in our business. These disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, order cancellations, or order hold notices from customers could be experienced. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 East Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2030 and our monthly rent for the year ended November 30, 2020 is $15,826. We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

The Company has a lease to rent office space and a warehouse in Hong Kong Through June 2021. Annual minimum rental payments for this space are approximately $68,460.

The Company has a lease to rent additional warehouse space in Hong Kong through December 31, 2022. Annual minimum rental payments for this space are approximately $36,840.

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

As of the date of the filing of this report, there are 5,437,526 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 178 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2020 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders (1)	255,000	$1.34	1,347,187

Equity compensation plan not yet approved by security holders	-	-	-

Total	255,000	$1.34	1,347,187

(1)	Represents the Company’s 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $267,019 and $536,668 for the fiscal year ended November 30, 2020 and November 30, 2019 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2021 to be a year of change, in regards to pandemic healing, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. Our lead times have stretched, but are still shorter than most of our competitors.

The Coronavirus is still impacting all of Asia, America and Europe and Surge Components. Some of our customers and suppliers who had shut down or slowed operations are back to normal but others are taking longer. We are hopeful that things will return to normal as soon as possible. We are doing everything we can to keep customers production running and to keep things as smooth and stable as possible. We do expect that this will continue to have a negative impact on our sales until all customers production is fully running. Our customers in China and elsewhere have reduced their future purchases from us and may continue to reduce, if they are not able to complete the manufacturing of their products due to the shortage of components from other suppliers. The Company has also experienced order cancellations and order hold notices from customers and we expect this could continue. The business with customers in different regions is impacted more or less based on the Covid status in that region. The duration of this crisis and its impact on both the Company’s customers and supply chain had a negative impact on the fiscal year ended November 30, 2020. The Company showed a decline in revenue of 2% for the fiscal year ended November 30, 2020. Although the coronavirus situation is still serious globally, the Company’s business has improved in the fourth quarter and our customers’ outlook for their business is stronger than it was previously. We cannot guaranty that the increase in the second half of 2020 will continue as the coronavirus conditions may change but management is very pleased with the third and fourth quarter results and cautiously optimistic about the Fiscal 2021.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2020 decreased by $774,935 or less than 2.4%, to $31,716,662 as compared to net sales of $32,491,597 for the fiscal year ended November 30, 2019. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decline in sales for the fiscal year ended November 30, 2020 to the impact of the virus in China, This has had an impact on the Company’s sales in that we did not receive enough inventory from our suppliers to cover customer orders as well as the fact that our customers were not getting enough inventory from their other suppliers to complete their manufacturing and put some of our orders on hold. We can also attribute the decrease to a decrease in tariff sales. Net sales for the fiscal years ended November 30, 2020 and November 30, 2019 reflect $1,013,042 and $1,285,664, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the fiscal year ended November 30, 2020 decreased by $494,008 to $8,754,141, or 5.3%, as compared to $9,248,149 for the fiscal year ended November 30, 2019. Gross margin as a percentage of net sales decreased to 27.6% for the fiscal year ended November 30, 2020 compared to 28.5% for the fiscal year ended November 30, 2019. The decrease can be attributed to the decrease in sales volume as well as certain products being sold at a lower profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2020, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2021, the Company expects the effects of the tariffs to be similar to 2020.

Selling and shipping expenses for the fiscal year ended November 30, 2020 was $2,419,985, a decrease of $282,757, or 10.5%, as compared to $2,702,742 for the fiscal year ended November 30, 2019. We attribute the decrease to decreases in selling expenses such as commission expenses, travel and entertainment expenses, advertising and auto expenses, offset by an increase in sales payroll and freight out expenses.

General and administrative expenses for the fiscal year ended November 30, 2020 was $4,811,696, an increase of $246,166, or 5.4%, as compared to $4,565,530 for the fiscal year ended November 30, 2019. The increase is due primarily to increases in salaries and related payroll taxes, warehouse expenses, rental expenses, office bank charges and directors fees as well as increases in general insurance expenses, professional fees and consulting expenses, offset by decreases in utilities and maintenance expenses, temporary help expenses, dues and computer expenses as well as public company expenses and bad debt expenses.

Depreciation expense for the fiscal year ended November 30, 2020 was $37,903, a decrease of $1,194, or 3.1%, as compared to $39,097 for the fiscal year ended November 30, 2019. The decrease is due to lower depreciation from older equipment that became fully depreciated during the fiscal year ended November 30, 2020 than in earlier years.

Other income for the fiscal year ended November 30, 2020 was $22,022, an increase of $21,292 compared to $730 for the fiscal year ended November 30, 2019. We attribute the increase to Company receiving $20,000 for Covid-19 relief from the SBA as well as an increase in the cash balances for the fiscal year ended November 30, 2020.

Interest expense for the fiscal year ended November 30, 2020 was $1,997, a decrease of $691, or 25.7% compared to $2,688 for the fiscal year ended November 30, 2019. We attribute the decrease to the Company not utilizing the line of credit during the fiscal year ended November 30, 2020.

Tax benefit for the fiscal year ended November 30, 2020 was $11,718, a decrease of $84,315 as compared to a tax benefit of $96,033 for the fiscal year ended November 30, 2019. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2020 was $1,516,300, compared to a net income of $2,034,855 for the fiscal year ended November 30, 2019.

Liquidity and Capital Resources

As of November 30, 2020 we had cash of $4,387,929, and working capital of $9,421,584. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the fiscal year ended November 30, 2020, we had net cash flow provided by operating activities of $1,160,843, as compared to net cash flow provided by operating activities of $1,028,948 for the fiscal year ended November 30, 2019. The increase in cash flow from operating activities resulted from increases in stock compensation expense, accounts payable, and decreases in inventory, as partially offset by a decrease in net income, and an increase in accounts receivable.

We had net cash flow used in investing activities of $(19,387) for the fiscal year ended November 30, 2020, as compared to net cash flow used in investing activities of $(43,854) for the fiscal year ended November 30, 2019. We attribute the change to the Company purchasing more new equipment during the fiscal year ended November 30, 2019.

We had net cash flow provided by financing activities of $507,168 during the fiscal year ended November 30, 2020 as compared to $(7,652) used in financing activities for the fiscal year ended November 30, 2019. We attribute the increase to proceeds from the exercising of stock options and the funding received from the bank related to the Paycheck Protection Program during the fiscal year ended November 30, 2020.

As a result of the foregoing, the Company had a net increase in cash of $1,648,624 for the fiscal year ended November 30, 2020, as compared to a net increase in cash of $977,442 for the fiscal year ended November 30, 2019.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2020:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$17,102	$8,475	$8,627	$-	$-
Operating leases	$2,139,849	233,546	390,591	407,431	1,108,281

Total obligations	$2,156,951	$242,021	$399,218	$407,431	$1,108,281

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

As of November 30, 2020 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2020. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors was classified into three classes, with the term of office of one class expiring each year. In 2021, each director will be elected for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	64	Chief Executive Officer, Chief Financial Officer, President and Director
Steven J. Lubman	65	Vice President, Secretary, Treasurer and Director
Alan Plafker* (2)(3)	62	Director
Martin Novick* (2)(3)	84	Director
Lawrence Chariton* (2)(3)	63	Director
Gary Jacobs* (1)(2)(3)	63	Director
Peter Levy* (1)(2)(3)	60	Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Board and Committee Meetings

During the fiscal year ended November 30, 2020, the Board held 5 meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 23, 2020 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Novick, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2020, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2020, the Compensation Committee held two meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2020.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2020 and November 30, 2019:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Ira Levy	2020	275,000	137,500	-	-	52,803	465,303
President CEO and CFO	2019	275,000	136,224	41,250	-	55,950	508,424

Steven J. Lubman	2020	225,000	100,000	-	-	48,685	373,685
Vice President and Secretary	2019	225,000	100,312	25,312	-	48,622	399,246

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2020, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$29,550	$16,909	$6,344
Steven J. Lubman	$29,550	$11,400	$7,735

2020 Base Salary and Bonus

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

The bonus granted to the named executive officers for 2019 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2019 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2019 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2019 year, the Compensation Committee granted awards that were approximately one hundred percent (100%) of the executives’ target award amount.

2020 Equity Compensation Awards

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

During the 2019 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2019 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to one hundred percent (100%) of their target award amount. The Compensation Committee used the Company’s stock price of $1.50 on April 23, 2020 to convert the resulting cash award into 27,500 stock awards for Mr. Levy, The equity awards, if any, that will be granted to the named executive officers with respect to 2020 year performance will not be granted until the 2021 year, therefore they will be included in the compensation disclosures that we file for the 2021 year.

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

Outstanding Equity Awards at November 30, 2020

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	50,000	50,000	1.41	04/23/2025
Steven Lubman	50,000	50,000	1.41	04/23/2025

Director Compensation for Year Ending November 30, 2020

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2020. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2020 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Alan Plafker	30,000		21,150	51,150
Martin Novick	30,000		21,150	51,150
Lawrence Chariton	30,000		21,150	51,150
Gary Jacobs	63,150	(2)	35,250	77,250
Peter Levy	30,000		21,150	51,150

(1)	Amounts in this column reflect the grant date value of the option awards granted to each of the directors in accordance with Topic 718, disregarding any estimates of forfeitures. Further details of the methods and assumptions used for purposes of valuing these awards are included in Note H of the Notes to Consolidated Financial Statements in this Annual Report. As of November 30, 2020, Mr.Chariton, Mr. Plafker, Mr. Novick and Mr. Levy held 15,000 shares of unexercised but vested stock option awards, and Mr. Jacobs held 25,000 shares of unexercised but vested stock option awards.

(2)	Amount reflects 15,000 shares at $1.41 awarded in April 2020.

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

The following table sets forth as of February 21, 2021, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

Name and address of Beneficial Owner(1)	Amount and Nature of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(2)
Ira Levy	1,277,054	(3)	23.5%

Steven J. Lubman	1,038,060	(3)	19.0%

Lawrence Chariton	172,573	(5)	3.18%

Alan Plafker	42,085	(5)	-

Martin Novick	15,000	(5)	-

Gary Jacobs	152,000	(4)	2.80%

Peter Levy	15,000	(5)	-

All directors and executive officers as a group (7 persons)	2,692,884		49.5%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,437,526 shares of common stock outstanding as of October 15, 2020.

(3)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days.

(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days

(5)	Includes 15,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer. Our lease is through September 2030 and our annual rent payments were approximately $267,495 and $264,137 for Fiscal 2020 and Fiscal 2019, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2019and 2020

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2019 and 2020 by Seligson & Giannattasio, LLP:

	2019	2020
Audit Fees(1)	$163,500	$163,500
Tax Fees(2)	$12,000	$12,000

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2020.

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

SURGE COMPONENTS, INC.

Date: February 26, 2021	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 26, 2021
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 26, 2021
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 26, 2021
Director

/s/ Martin Novick
Martin Novick	February 26, 2021
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 26, 2021
Director

/s/ Peter A. Levy
Peter A. Levy	February 26, 2021
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 26, 2021
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York

February 26, 2021

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2020	2019
ASSETS
Current assets:
Cash	$4,387,929	$2,739,305
Accounts receivable - net of allowance for doubtful accounts of $144,818 and $132,221	6,455,263	5,129,792
Inventory, net	3,410,534	3,593,231
Prepaid expenses and income taxes	533,862	486,940

Total current assets	14,787,588	11,949,268

Fixed assets – net of accumulated depreciation and amortization of $2,343,627 and $2,305,724	102,235	120,752
Operating Lease Right of Use Asset	1,636,411	-
Deferred income taxes	1,307,558	1,185,740
Other assets	22,607	22,607

Total assets	$17,856,399	$13,278,367

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30,	November 30,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,880,805	$3,344,182
Operating lease liabilities, current maturities	233,546	-
Financing lease payable, current maturities	8,475	7,782
Accrued expenses and taxes	565,922	581,201
Accrued salaries	677,256	506,663

Total current liabilities	5,366,004	4,439,828
Operating lease liabilities net of current maturities	1,430,144	-
Financing lease payable, net of current maturities	8,627	17,102
Note payable to bank	449,700	-
Deferred rent	-	12,998

Total liabilities	7,254,475	4,469,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,437,526 and 5,320,026 shares issued and outstanding	5,437	5,319
Additional paid-in capital	16,948,532	16,666,465
Accumulated deficit	(6,352,055)	(7,863,355)

Total shareholders’ equity	10,601,924	8,808,439

Total liabilities and shareholders’ equity	$17,856,399	$13,278,367

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2020	2019
Net sales	$31,716,662	$32,491,597

Cost of goods sold	22,962,521	23,243,448

Gross profit	8,754,141	9,248,149

Operating expenses:
Selling and shipping expenses	2,419,985	2,702,742
General and administrative expenses	4,811,696	4,565,530
Depreciation and amortization	37,903	39,097

Total operating expenses	7,269,584	7,307,369

Income before other income and income taxes	1,484,557	1,940,780

Other (expense) income:
Interest expense	(1,997)	(2,688)
Other income	22,022	730

Other income (expense):	20,025	(1,958)

Income before income taxes	1,504,582	1,938,822

Income (benefit) taxes	(11,718)	(96,033)

Net income	$1,516,300	$2,034,855
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$1,511,300	$2,029,855

Net income per share available to common shareholders:

Basic	$.28	$.38
Diluted	$.27	$.37

Weighted Shares Outstanding:
Basic	5,375,730	5,295,393
Diluted	5,532,536	5,472,508

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2019 and 2020

	Series C Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2018	10,000	$10	5,262,128	$5,262	$16,577,772	$(9,893,210)	$6,689,834

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Stock based compensation	-	-	57,898	57	88,693	-	88,750

Net Income	-	-	-	-	-	2,034,855	2,034,855

Balance – November 30, 2019	10,000	10	5,320,026	5,319	16,666,465	(7,863,355)	8,808,439

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Stock option expense	-	-	-	-	154,534		154,534

Stock based compensation	-	-	42,500	43	62,358		62,401

Stock option exercise	-	-	75,000	75	65,175	-	65,250

Net Income	-	-	-	-	-	1,516,300	1,516,300

Balance – November 30, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,516,300	$2,034,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,903	39,097
Stock compensation expense	216,935	88,750
Deferred income taxes	(121,818)	(203,116)
Allowance for doubtful accounts	12,597	(29,339)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,338,068)	897,040
Inventory	182,697	(204,166)
Prepaid expenses and income taxes	(46,922)	(467,351)
Other assets	14,281	(9,223)
Accounts payable	536,623	(1,075,831)
Deferred rent	-	(12,556)
Accrued expenses	150,314	(29,212)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,160,842	1,028,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(19,386)	(43,854)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(19,386)	$(43,854)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$65,250	$-
Repayment of financing lease obligations	(7,782)	(7,652)
Net Borrowings on loans payable	449,700	-

NET CASH FLOWS PROVIDED BY(USED IN) FINANCING ACTIVITIES	507,168	(7,652)

NET CHANGE IN CASH	1,648,624	977,442

CASH AT BEGINNING OF PERIOD	2,739,305	1,761,863

CASH AT END OF PERIOD	$4,387,929	$2,739,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$201,562	$205,806

Interest paid	$1,997	$2,688

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,223,000 and $2,974,000 for the years ended November 30, 2020 and November 30, 2019 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $267,019 and $536,668 for the years ended November 30, 2020 and November 30, 2019 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $6,627,000 and $5,451,000 for the years ended November 30, 2020 and November 30, 2019 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2020 was $1,026,608. The Company, at November 30, 2020, has a reserve against slow moving and obsolete inventory of $250,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At November 30, 2020 and November 30, 2019, the Company’s uninsured cash balances totaled $3,823,433 and $2,174,808, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(7) Income Taxes: (continued):

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2016, and state tax examinations for years before fiscal years ending November 30, 2015 Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2020 and November 30, 2019.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $3,462 and $5,371 for the years ended November 30, 2020 and November 30, 2019 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2020 and November 30, 2019 totaled 197,529 and 69,886, respectively.

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

(15) Leases:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement.

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

The Company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the Company’s leases are classified as operating leases. The Company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “current and noncurrent liabilities” in the consolidated balance sheets. Lease expenses are recorded within “General and administrative expenses” in the consolidated statements of operations. Operating lease payments are presented within “Operating cash flows” in the consolidated statements of cash flows.

Operating lease right-of-use assets and lease liabilities are recognized based on the net present value of future minimum lease payments over the lease term starting on the commencement date. The Company generally is not able to determine the rate implicit in its leases and, as such, applies an incremental borrowing rate based on the Company’s cost of borrowing for the relevant terms of each lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include an option to extend or terminate a lease if it is reasonably certain that the Company will exercise such options. The Company has elected the practical expedient to not separate lease components from non-lease components, and also has elected not to record a right-of-use asset or lease liability for leases which, at inception, have a term of twelve months or less. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2020	2019
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	1,095,335	1,075,949
Less-Accumulated Depreciation	(2,343,627)	(2,305,724)
Net Fixed Assets	$102,235	$120,752

Depreciation and amortization expense for the years ended November 30, 2020 and November 30, 2019 was $37,903 and $39,097, respectively.

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

Future minimum lease payments under these financing lease obligations as of November 30, 2020 are as follows:

2021	$9,779
2022	$9,779

Total	$19,558
Less: interest portion	2,456
Present value of net minimum lease payments	$17,102
Less: current portion	8,475
Non-current portion	$8,627

Financing lease obligations mature as follows:

Twelve months ended November 30, 2020:

2021	$8,475
2022	$8,627

Principal payments remaining	$17,102

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of November 30, 2020, the balance on the Credit Line was $0. As of November 30, 2020, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. The Company is currently in the process of applying for forgiveness but can not be assured of forgiveness for all or part of the PPP borrowings.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2020	2019
Commissions	$215,052	$233,784
Preferred stock dividends	151,569	146,569
Other accrued expenses	199,301	200,848

	$565,922	$581,201

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,776,000 at November 30, 2020. Pension expense for the years ended November 30, 2020 and November 30, 2019 was $2,995 and $2,527, respectively.

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

Dividends aggregating $151,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2019. The Company has accrued these dividends. At November 30, 2020, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2020.

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

Activity in the Company’s stock plans for the year ended November 30, 2020 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding November 30, 2019	147,000	$1.01
Options issued in the year ended November 30, 2020	185,000	$1.41
Options exercised in the year ended November 30, 2020	(75,000)	$(0.87)
Options cancelled in the year ended November 30, 2020	(2,000)	$(1.15)
Options outstanding at November 30, 2020	255,000	$1.34

Options exercisable at November 30, 2020	255,000	$1.34

The intrinsic value of the exercisable options at November 30, 2020 totaled $227,300. At November 30, 2020 the weighted average remaining life of the stock options is 3.26 years. At November 30, 2020, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2020	2019
Deferred Tax Assets
Net operating loss	$1,066,794	$1,524,286
Allowance for bad debts	30,413	27,121
Inventory	60,746	60,746
Deferred rent	2,460	3,282
Other	97,673	62,071
Depreciation	63,632	65,402
Total deferred tax assets	1,321,718	1,742,908
Valuation allowance	(14,160)	(557,168)

Deferred Tax Assets	$1,307,558	$1,185,740

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $543,000 during the year ended November 30, 2020. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2020	November 30, 2019
Current:
Federal	$-	$-
States	110,100	107,083

	110,100	107,083
Deferred:
Federal	(87,149)	(125,932)
States	(34,669)	(77,184)

	(121,818)	(203,116)

Provision for income taxes	$(11,718)	$(96,033)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $4,161,000 for federal and state purposes, which expire through 2025. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2020	2019
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	(27)%	(31)%
State income taxes	5%	5%
Other	-	-
Effective tax rate	(1)%	(5)%

NOTE J – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is controlled by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $180,000 for the year ended November 30, 2020, and increase at the rate of two per cent per annum throughout the lease term.

Pursuant to the lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating to rental payments, including those attributable to scheduled rent increases, on a straight line basis, over the lease term.

The Company has a lease to rent office space and a warehouse in Hong Kong through June 2021. Annual minimum rental payments for this space are approximately $68,460.

The Company has a lease to rent warehouse space in Hong Kong through December 31, 2022. Annual minimum rental payments for this space are approximately $36,840.

The Company’s future minimum rental commitments at November 30, 2020 are as follows:

Twelve Months Ended November 30,

2021	$233,546
2022	194,352
2023	196,239
2024	202,204
2025	205,227
2021	1,108,281

$2,139,849

Net rental expense for the years ended November 30, 2020 and November 30, 2019 were $390,285 and $354,424 respectively, of which $267,495 and $264,137 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who each accounted for 17% and 15% of net sales for year ended November 30, 2020 and two customers who accounted for 14% and 12% of net sales for the year ended November 30, 2019. The Company had one customer who accounted for 28% of accounts receivable at November 30, 2020 and one customer who accounted for 18% of accounts receivable at November 30, 2019.

NOTE M – MAJOR SUPPLIERS

During the years ended November 30, 2020 and November 30, 2019 there was one foreign supplier accounting for 39% and 38% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the year ended November 30, 2020, the Company purchased 45% of its products from Taiwan, 16% from Hong Kong, 34% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2020	2019
Canada	4,214,031	4,233,319
China	5,778,321	5,828,541
Other Asian Countries	1,989,028	2,109,843
South America	180,474	527,183
Europe	1,207,560	1,390,715

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers, especially in the second and third fiscal quarters of 2020. Although business has improved in the fourth quarter of 2020, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonable estimated at this time.