Form 10-Q
period 2021-02-28
SURGE COMPONENTS INC
filed 2021-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

The registrant’s common stock outstanding as of April 14, 2021, was 5,473,556 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28, 2021	November 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$4,886,199	$4,387,929
Accounts receivable - net of allowance for doubtful accounts of $144,818	5,737,882	6,455,263
Inventory, net	3,385,108	3,410,534
Prepaid expenses and income taxes	518,071	533,862
Total current assets	14,527,260	14,787,588

Fixed assets – net of accumulated depreciation and amortization of $2,360,758 and $2,343,627	263,577	102,235
Operating Lease Right of Use Asset	1,640,814	1,636,411
Deferred income taxes	1,265,234	1,307,558
Other assets	22,607	22,607

Total assets	$17,719,492	$17,856,399

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28, 2021	November 30, 2020
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,534,964	$3,880,805
Operating lease liabilities, current maturities	175,521	233,546
Financing lease payable, current maturities	8,742	8,475
Accrued expenses and taxes	623,543	565,922
Accrued salaries	538,926	677,256
Total current liabilities	4,881,696	5,366,004
Operating lease liabilities net of current maturities	1,504,709	1,430,144
Financing lease payable, net of current maturities	6,299	8,627
Note payable to bank	449,700	449,700

Total liabilities	6,842,404	7,254,475

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,473,556 and 5,437,526 shares issued and outstanding	5,473	5,437
Additional paid-in capital	16,948,496	16,948,532
Accumulated deficit	(6,076,891)	(6,352,055)
Total shareholders’ equity	10,877,088	10,601,924

Total liabilities and shareholders’ equity	$17,719,492	$17,856,399

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Net sales	$8,156,302	$6,789,138
Cost of goods sold	5,856,022	4,903,362
Gross profit	2,300,280	1,885,776

Operating expenses:
Selling and shipping expenses	681,132	656,838
General and administrative expenses	1,245,981	1,189,240
Depreciation and amortization	17,131	9,364
Total operating expenses	1,944,244	1,855,442

Income before other income and income taxes	356,036	30,334

Other (expense) income:
Interest expense	(383)	(567)
Other income	310	518

Other income (expense):	(73)	(49)

Income before income taxes	355,963	30,285

Income taxes	78,299	294,087

Net income (loss)	$277,664	$(263,802)
Dividends on preferred stock	2,500	2,500

Net income (loss) available to common shareholders	$275,164	$(266,302)

Net income (loss) per share available to common shareholders:
Basic	$.05	$(.05)
Diluted	$.05	$(.05)

Weighted Shares Outstanding:
Basic	5,439,928	5,320,026
Diluted	5,622,433	5,320,026

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended February 28, 2021 and February 29, 2020

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2019	10,000	$10	5,320,026	$5,319	$16,666,465	$(7,863,355)	$8,808,439
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	(263,802)	(263,802)
Balance – February 29, 2020	10,000	$10	5,320,026	$5,319	$16,666,465	$(8,129,657)	$8,542,137

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-
Stock option exercise	-	-	36,030	36	(36)	-	-
Net Income	-	-	-	-	-	277,664	277,664
Balance – February 28, 2021	10,000	$10	5,473,556	$5,473	$16,948,496	$(6,076,891)	$10,877,088

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$277,664	$(263,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,131	9,364
Depreciation of operating leases	14,717	-
Deferred income taxes	42,324	241,576
Allowance for doubtful accounts	-	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	717,381	552,274
Inventory	25,426	453,976
Prepaid expenses and income taxes	15,791	144,394
Other assets	(2,580)	(2,580)
Accounts payable	(345,841)	(353,174)
Accrued expenses	(83,209)	(172,316)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	678,804	609,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(178,473)	(15,343)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(178,473)	$(15,343)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Three Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	$(2,061)	$(1,878)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(2,061)	(1,878)

NET CHANGE IN CASH	498,270	592,491

CASH AT BEGINNING OF PERIOD	4,387,929	2,739,305

CASH AT END OF PERIOD	$4,886,199	$3,331,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$55,828	$47,355

Interest paid	$383	$567

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the three months ended February 28, 2021 and February 29, 2020 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $618,000 and $274,000 for the three months ended February 28, 2021 and February 29, 2020 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $43,588 and $76,675 for the three months ended February 28, 2021 and February 29, 2020 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $1,933,000 and $1,357,000 for the three months ended February 28, 2021 and February 29, 2020 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2021 was $725,201. The Company, at February 28, 2021, has a reserve against slow moving and obsolete inventory of $252,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At February 28, 2021 and November 30, 2020, the Company’s uninsured cash balances totaled $4,321,703 and $3,823,433, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2021 and February 29, 2020.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,372 and $1,342 for the three months ended February 28, 2021 and February 29, 2020 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2021 and February 29, 2020 totaled 102,495 and 164,370, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2021	2020
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	1,273,808	1,095,335
Less-Accumulated Depreciation	(2,360,758)	(2,343,627)
Net Fixed Assets	$263,577	$102,235

Depreciation and amortization expense for the three months ended February 28, 2021 and February 29, 2020 was $17,131 and $9,364, respectively.

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

Future minimum lease payments under these financing lease obligations as of February 28, 2021 are as follows:

2021	$9,779
2022	$6,521
Total	$16,300
Less: interest portion	1,259
Present value of net minimum lease payments	$15,041
Less: current portion	8,742
Non-current portion	$6,299

Financing lease obligations mature as follows:

Three months ended February 28, 2021:

2021	$8,742
2022	$6,299
Principal payments remaining	$15,041

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of February 28, 2021, the balance on the Credit Line was $0. As of February 28, 2021, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. During April 2021, the Company was notified that the full $449,700 of the PPP loans received by the Company have been forgiven by the SBA.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2021	2020
Commissions	$238,061	$215,052
Preferred stock dividends	154,069	151,569
Other accrued expenses	231,413	199,301
	$623,543	$565,922

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,776,000 at November 30, 2020. Pension expense for the three months ended February 28, 2021 and February 29, 2020 was $1,449 and $387, respectively.

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

Dividends aggregating $154,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2020. The Company has accrued these dividends. At February 28, 2021, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2021.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[3] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended February 28, 2021 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2020	255,000	$1.34
Options issued in the three months ended February 28, 2021	-	$-
Options exercised in the three months ended February 28, 2021	(70,000)	$(1.15)
Options cancelled in the three months ended February 28, 2021	-	$-
Options outstanding at February 28, 2021	185,000	$1.41
Options exercisable at February 28, 2021	185,000	$1.41

The intrinsic value of the exercisable options at February 28, 2021 totaled $355,200. At February 28, 2021 the weighted average remaining life of the stock options is 4.15 years. At February 28, 2021, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2021	2020
Deferred Tax Assets
Net operating loss	$995,631	$1,066,794
Allowance for bad debts	30,413	30,413
Inventory	61,269	60,746
Deferred rent	10,064	2,460
Other	113,190	97,673
Depreciation	54,667	63,632
Total deferred tax assets	1,265,234	1,321,718
Valuation allowance	-	(14,160)
Deferred Tax Assets	$1,265,234	$1,307,558

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $14,000 during three months ended February 28, 2021. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2021	February 29, 2020
Current:
Federal	$-	$-
States	35,975	52,511
	35,975	52,511

Deferred:
Federal	42,324	190,845
States	-	50,731
	42,324	241,576
Provision for income taxes	$78,299	$294,087

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $3,706,000 for federal and state purposes, which expire through 2025. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three months ended
	February 28,	February 29,
	2021	2020
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	(4)%	945%
State income taxes	5%	5%
Other	-	-
Effective tax rate	22%	971%

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

The Company’s future minimum rental commitments at February 28, 2021 are as follows:

Twelve Months Ended February 28,

2022	$251,203
2023	226,064
2024	199,227
2025	203,211
2026	207,276
2027 and after	1,003,787
$2,090,768

Net rental expense for the three months ended February 28, 2021 and February 29, 2020 were $106,217 and $91,678 respectively, of which $67,650 and $66,719 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had three customers who each accounted for 15% and 14% and 11% of net sales for the three months ended February 28, 2021 and three customer who accounted for 20% and 11% and 11% of net sales for three months ended February 29, 2020. The Company had two customers who accounted for 26% and 10% of accounts receivable February 28, 2021 and two customers who accounted for 20% and 11% of accounts receivable at February 29, 2020.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the three months ended February 28, 2021 and February 29, 2020 there was one foreign supplier accounting for 34% and 39% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 28, 2021, the Company purchased 44% of its products from Taiwan, 16% from Hong Kong, 35% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 29,
	2021	2020
Canada	954,765	636,417
China	1,308,802	1,153,406
Other Asian Countries	413,640	214,762
South America	37,477	115,022
Europe	431,570	283,762

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. Although business has improved in the first quarter of 2021, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $43,588 and $76,675 for the three months ended February 28, 2021 and February 29, 2020 respectively.

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

The Coronavirus is still impacting all of Asia, America and Europe and Surge Components. Some of our customers and suppliers who had shut down or slowed operations are back to normal but others are taking longer. We are hopeful that things will return to normal as soon as possible. We are doing everything we can to keep customers production running and to keep things as smooth and stable as possible. We do expect that this will continue to have a negative impact on our sales until all customers production is fully running. Some of our customers in China and elsewhere have reduced their future purchases from us and may continue to reduce, if they are not able to complete the manufacturing of their products due to the shortage of components from other suppliers. The Company has also experienced order cancellations and order hold notices from customers and we expect this could continue. The business with customers in different regions is impacted more or less based on the Covid status in that region. The duration of this crisis and its impact on both the Company’s customers and supply chain had a negative impact on the three months ended February 28, 2021 although revenue was greater than the same period last year. Although the coronavirus situation is still serious globally, the Company’s business has improved in the first quarter and our customers’ outlook for their business is stronger than it was previously. We cannot guaranty that the increase in subsequent quarters in 2021 will continue as the coronavirus conditions may change.

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

Results of Operations

Consolidated net sales for the three months ended February 28, 2021 increased by $1,367,164 or 20.1%, to $8,156,302 as compared to net sales of $6,789,138 for the three months ended February 29, 2020. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute the increase to the impact of the coronavirus in Asia in the three months ended February 29, 2020. Net sales for the three months ended February 28, 2021 and February 29, 2020 reflect $256,837 and $383,368, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 28, 2021 increased by $414,504 to $2,300,280, or 22%, as compared to $1,885,776 for the three months ended February 29, 2020. Gross margin as a percentage of net sales increased to 28.2% for the three months ended February 28, 2021 compared to 27.8% for the three months ended February 29, 2020. We attribute the increase to an increase in sales volume as well as sales of higher profit items in the three months ended February 28, 2021. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the three months ended February 28, 2021, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2021, the Company expects the effects of the tariffs to be similar to 2020.

Selling and shipping expenses for the three months ended February 28, 2021 was $681,132, an increase of $24,294, or 3.7%, as compared to $656,838 for three months ended February 29, 2020. We attribute the increase to an increase in commissions and freight out expenses, offset by a decrease in travel and travel related costs.

General and administrative expenses for the three months ended February 28, 2021 was $1,245,981, an increase of $56,741, or 4.8%, as compared to $1,189,240 for the three months ended February 29, 2020. The increase is due primarily to increases in rent, utilities and general insurance expenses, computer expenses as well as consulting and settlement expenses, offset by decreases in salaries and related payroll taxes, health insurance expenses, temporary help expenses, professional fees and public company expenses,

Depreciation expense for the three months ended February 28, 2021 was $17,131, an increase of $7,767, or 82.9%, as compared to $9,364 for the three months ended February 29, 2020. The increase is due to the company purchasing new equipment during the three months ended February 28, 2020.

Tax expense for the three months ended February 28, 2021 was $78,299, a decrease of $215,788 as compared to a tax expense of $294,087 for the three months ended February 29, 2020. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the three months ended February 28, 2021 was $277,664, compared to a net loss of $(263,802) for the three months ended February 29, 2020.

Liquidity and Capital Resources

As of February 28, 2021 we had cash of $4,886,199, and working capital of $9,645,564. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the three months ended February 28, 2021, we had net cash flow provided by operating activities of $678,804, as compared to net cash flow provided by operating activities of $609,712 for the three months ended February 28, 2020. The increase in cash flow from operating activities resulted from increases net income, depreciation expenses, accounts receivable and accrued expenses offset by decreases in prepaid expenses and inventory.

We had net cash flow used in investing activities of $(178,473) for the three months ended February 28, 2021, as compared to net cash flow used in investing activities of $(15,343) for the three months ended February 29, 2020. We attribute the change to the Company purchasing more new equipment during the three months ended February 28, 2021.

We had net cash flow used by financing activities of $(2,061) during the three months ended February 28, 2021 as compared to $(1,878) used in financing activities for three months ended February 29, 2020.

As a result of the foregoing, the Company had a net increase in cash of $498,270 for the three months ended February 28, 2021, as compared to a net increase in cash of $592,491 for the three months ended February 29, 2020.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2021:

Contractual Obligations		Payments due
		0 – 12	13 – 36	37 – 60	More than
	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$15,041	$8,742	$6,299	$-	$-
Operating leases	$2,090,768	251,203	425,291	410,487	1,003,787
Total obligations	$2,105,809	$259,945	$431,590	$410,487	$1,003,787

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2021 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2021 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2016.

4.2	Amendment to the Rights Agreement dated as of October 6, 2019 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent filed with Form 10-Q on October 15, 2019.

31.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Rental Agreement between Great American Realty and Surge Components dated July 28, 2020 as filed with the Form 10Q on October 15, 2020.

10.2	Rental Agreement between Great American Realty and Challenge Electronics dated July 28, 2020 as filed with the Form 10Q on October 15, 2020.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 14, 2021	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)