Form 10-Q
period 2021-05-31
SURGE COMPONENTS INC
filed 2021-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

The registrant’s common stock outstanding as of July 15, 2021, was 5,515,342 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2021	November 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$5,558,010	$4,387,929
Accounts receivable - net of allowance for doubtful accounts of $145,207 and $144,818	6,561,277	6,455,263
Inventory, net	3,782,575	3,410,534
Prepaid expenses and income taxes	362,915	533,862
Total current assets	16,264,777	14,787,588

Fixed assets – net of accumulated depreciation and amortization of $2,378,676 and $2,343,627	259,583	102,235
Operating Lease Right of Use Asset	1,575,024	1,636,411
Deferred income taxes	977,106	1,307,558
Other assets	22,607	22,607

Total assets	$19,099,097	$17,856,399

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2021	November 30, 2020
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,583,267	$3,880,805
Operating lease liabilities, current maturities	134,705	233,546
Financing lease payable, current maturities	8,948	8,475
Accrued expenses and taxes	674,431	565,922
Accrued salaries	546,119	677,256
Total current liabilities	5,947,470	5,366,004
Operating lease liabilities net of current maturities	1,491,448	1,430,144
Financing lease payable, net of current maturities	3,983	8,627
Note payable to bank	-	449,700

Total liabilities	7,442,901	7,254,475

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,515,342 and 5,437,526 shares issued and outstanding	5,515	5,437
Additional paid-in capital	17,023,454	16,948,532
Accumulated deficit	(5,372,783)	(6,352,055)
Total shareholders’ equity	11,656,196	10,601,924

Total liabilities and shareholders’ equity	$19,099,097	$17,856,399

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2021	2020	2021	2020
Net sales	$17,748,762	$13,436,189	$9,592,460	$6,647,051

Cost of goods sold	12,891,474	9,507,819	7,035,452	4,604,457

Gross profit	4,857,288	3,928,370	2,557,008	2,042,594

Operating expenses:
Selling and shipping expenses	1,275,383	1,230,971	594,251	574,133
General and administrative expenses	2,574,225	2,514,873	1,328,244	1,325,633
Depreciation and amortization	35,049	18,905	17,918	9,541

Total operating expenses	3,884,657	3,764,749	1,940,413	1,909,307

Income before other income (expense) and income taxes	972,631	163,621	616,595	133,287

Other income (expense):
Other income PPP	449,700	-	449,700	-
Other income	614	20,978	304	20,460
Interest expense	(718)	(1,089)	(335)	(522)

Other income (expense)	449,596	19,889	449,669	19,938

Income before income taxes	1,422,227	183,510	1,066,264	153,225

Income taxes	440,455	369,362	362,156	75,275

Net income (loss)	981,772	(185,852)	704,108	77,950
Dividends on preferred stock	2,500	2,500	-	-

Net income (loss) available to common shareholders	$979,272	$(188,352)	$704,108	$77,950

Net (loss)income per share available to common shareholders:

Basic	$.18	$(.04)	$.13	$.02
Diluted	$.17	$(.04)	$.12	$.01

Weighted Shares Outstanding:

Basic	5,465,551	5,329,917	5,490,617	5,337,608
Diluted	5,644,805	5,329,917	5,669,871	5,484,573

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended May 31, 2020 and May 31, 2021

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2019	10,000	$10	5,320,026	$5,319	$16,666,465	$(7,863,355)	$8,808,439
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	42,500	43	62,358	-	62,401
Stock option expense					154,534		154,534
Net Income	-	-	-	-	-	(185,852)	(185,852)
Balance – May 31, 2020	10,000	$10	5,362,526	$5,362	$16,883,357	$(8,051,707)	$8,837,022

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	26,786	27	74,973	-	75,000
Stock option exercise	-	-	51,030	51	(51)	-	-
Net Income	-	-	-	-	-	981,772	981,772
Balance – May 31, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(5,372,783)	$11,656,196

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$981,772	$(185,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,049	18,905
Gain on Forgiveness of debt	(449,700)	-
Deferred income taxes	330,452	277,846
Allowance for doubtful accounts	(389)	-
Stock Compensation	75,000	213,527

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(105,625)	523,628
Inventory	(372,041)	(280,739)
Prepaid expenses and income taxes	170,947	28,835
Other assets	23,850	(2,581)
Accounts payable	702,462	477,700
Accrued expenses	(25,128)	(155,725)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,366,649	915,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(192,397)	(17,996)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(192,397)	$(17,996)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	$(4,171)	$(3,800)
Proceeds from note payable to bank		449,700

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,171)	445,900

NET CHANGE IN CASH	1,170,081	1,343,448

CASH AT BEGINNING OF PERIOD	4,387,929	2,739,305

CASH AT END OF PERIOD	$5,558,010	$4,082,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$81,930	$125,376

Interest paid	$718	$1,089

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the six months ended May 31, 2021 and May 31, 2020 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,769,000 and $993,000 for the six months ended May 31, 2021 and May 31, 2020 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $88,181 and $199,054 for the six months ended May 31, 2021 and May 31, 2020 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $3,870,000 and $2,773,000 for the six months ended May 31, 2021 and May 31, 2020 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2021 was $820,382. The Company at May 31, 2021, has a reserve against slow moving and obsolete inventory of $252,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2021 and November 30, 2020, the Company’s uninsured cash balances totaled $4,993,514 and $3,823,433, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2021 and May 31, 2020.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $2,164 and $1,564 for the six months ended May 31, 2021 and May 31, 2020 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2021 and May 31, 2020 totaled 90,746 and 432,000, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2021	2020
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	1,287,732	1,095,335
Less-Accumulated Depreciation	(2,378,676)	(2,343,627)
Net Fixed Assets	$259,583	$102,235

Depreciation and amortization expense for the six months ended May 31, 2021 and May 31, 2020 was $35,049 and $18,905, respectively.

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

Future minimum lease payments under these financing lease obligations as of May 31, 2021 are as follows:

2021	$9,779
2022	$4,077
Total	$13,856
Less: interest portion	925
Present value of net minimum lease payments	$12,931
Less: current portion	8,948
Non-current portion	$3,983

Financing lease obligations mature as follows:

Six months ended May 31, 2021:

2021	$8,948
2022	$3,983
Principal payments remaining	$12,931

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of May 31, 2021, the balance on the Credit Line was $0. As of May 31, 2021, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2021	2020
Commissions	$267,046	$215,052
Preferred stock dividends	154,069	151,569
Other accrued expenses	253,316	199,301
	$674,431	$565,922

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,776,000 at November 30, 2020. Pension expense for the six months ended May 31, 2021 and May 31, 2020 was $1,425 and $558, respectively.

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

Dividends aggregating $154,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2020. The Company has accrued these dividends. At May 31, 2021, there are 10,000 shares of Series C Preferred issued and outstanding.

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

In April 2021, a total of 26,786 shares were issued to the Company’s officers as part of their 2020 bonus compensation under the 2015 Stock Plan. The Company recorded a cost of $75,000 relating to the issuance of these shares in this quarter.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[3] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended May 31, 2021 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2020	255,000	$1.34
Options issued in the six months ended May 31, 2021	-	$-
Options exercised in the six months ended May 31, 2021	(85,000)	$(1.20)
Options cancelled in the six months ended May 31, 2021	-	$-
Options outstanding at May 31, 2021	170,000	$1.41
Options exercisable at May 31, 2021	170,000	$1.41

The intrinsic value of the exercisable options at May 31, 2021 totaled $221,000. At May 31, 2021 the weighted average remaining life of the stock options is 3.90 years. At May 31, 2021, there was no unrecognized compensation cost related to the stock options granted under the plan.

[4] Compensation of Directors

Compensation for each non-employee director is $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In Mayl of 2021, this was increased to $3,500 per month for each non-employee director (and $4,000 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors)

NOTE I – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2021	2020
Deferred Tax Assets
Net operating loss	$731,098	$1,066,794
Allowance for bad debts	30,515	30,413
Inventory	61,269	60,746
Deferred rent	-	-
Other	109,957	100,133
Depreciation	44,267	63,632
Total deferred tax assets	977,106	1,321,718
Valuation allowance	-	(14,160)
Deferred Tax Assets	$977,106	$1,307,558

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $14,000 for the six months ended May 31, 2021. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2021	May 31, 2020
Current:
Federal	$-	$-
States	110,003	91,516
	110,003	91,516

Deferred:
Federal	269,945	219,498
States	60,507	58,348
	330,452	277,846
Provision for income taxes	$440,455	$369,362

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $2,800,000 for federal and state purposes, which expire through 2025. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six months ended
	May 31,	May 31,
	2021	2020
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	5%	175%
State income taxes	5%	5%
Other	-	-
Effective tax rate	31%	201%

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

The Company’s future minimum rental commitments at May 31, 2021 are as follows:

Twelve Months Ended May 31,

2022	$235,038
2023	217,810
2024	200,215
2025	204,219
2026	208,303
2027 and after	951,369
$2,016,954

Net rental expense for the six months ended May 31, 2021 and May 31, 2020 were $211,918 and $181,325 respectively, of which $135,299 and $133,437 respectively, was paid to the Related Company.

NOTE K – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements continue until terminated by either party.  In April 2021, the base salaries for the two officers were amended to $300,000 for one officer and $250,000 for the other officer.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who each accounted for 15% and 14% of net sales for the six months ended May 31, 2021 and two customers who accounted for 16% and 12% of net sales for the six months ended May 31, 2020. The Company had two customers who accounted for 22% and 10% of accounts receivable May 31, 2021 and two customers who accounted for 18% and 11% of accounts receivable at May 31, 2020.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the six months ended May 31, 2021 and May 31, 2020 there was one foreign supplier accounting for 33% and 40% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May, 2021, the Company purchased 42% of its products from Taiwan, 15% from Hong Kong, 38% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2021	2020
Canada	2,028,979	1,529,736
China	3,004,843	2,472,615
Other Asian Countries	1,328,639	448,001
South America	59,931	138,110
Europe	831,769	563,369

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the coronavirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. Although business has improved in the first half of 2021, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have an impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $88,181 and $199,054 for the six months ended May 31, 2021 and May 31, 2020 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2021 to be a year of change, in regards to pandemic healing, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to be impacted.. The cost of raw materials have increased, and due to that fact, factories have increased our costs. While we are able to pass on some of those costs to our customers this could impact profitability for the remainder of 2021. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. Due to the radical increase of demand as the pandemic has eased, our lead times have stretched which could impact sales.

In March 2020, The World Health Organization categorized COVID-19 as a pandemic and it continues to negatively impact the global economy. During the pandemic we did everything we could do to keep customers production running and to keep things as smooth and stable as possible, and we will continue to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Although the Company’s business has improved in the first half of 2021 and our customers’ outlook for their business is stronger than it was previously, we cannot guaranty that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2021 increased by $4,312,573 or 32.1%, to $17,748,762 as compared to net sales of $13,436,189 for the six months ended May 31, 2020. Consolidated net sales for the three months ended May 31, 2021 increased by $2,945,409 or 44.3%, to $9,592,460 as compared to net sales of $6,647,051 for the six months ended May 31, 2020. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute the increase in 2021 to the impact of the coronavirus in Asia in the six months ended May 31, 2020 since factories were shut and demand was reduced during that period. Net sales for the six months ended May 31, 2021 and May 31, 2020 reflect $459,629 and $595,733, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2021 increased by $928,918 to $4,857,288, or 23.6%, as compared to $3,928,370 for the six months ended May 31, 2020. Gross margin as a percentage of net sales decreased to 27.4% for the six months ended May 31, 2021 compared to 29.2% for the six months ended May 31, 2020. Gross profit for the three months ended May 31, 2021 increased by $514,414 to $2,557,008, or 25.2%, as compared to $2,042,594 for the three months ended May 31, 2020. Gross margin as a percentage of net sales decreased to 26.7% for the three months ended May 31, 2021 compared to 30.7% for the three months ended May 31, 2020. We attribute the increase in gross margin to an increase in sales volume in the six and three months ended May 31, 2021. We attribute the decrease in gross margin as a percentage of sales to the fact that in our industry we will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. The costs of material from our suppliers have also increased which resulted in the decrease in gross margin percentages. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the six months ended May 31, 2021, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the six months ended May 31, 2021 was $1,275,383, an increase of $44,412, or 3.6%, as compared to $1,230,971 for six months ended May 31, 2020. Selling and shipping expenses for the three months ended May 31, 2021 was $594,251, an increase of $20,118, or 3.5%, as compared to $574,133 for three months ended May 31, 2020.We attribute the increase to an increase in commission expenses, entertainment and freight out expenses, offset by decreases in salesman payroll and travel expenses.

General and administrative expenses for the six months ended May 31, 2021 was $2,574,225, an increase of $59,352, or 2.4%, as compared to $2,514,873 for the six months ended May 31, 2020. General and administrative expenses for the three months ended May 31, 2021 was $1,328,244, an increase of $2,611, or less than 1% as compared to $1,325,633 for the three months ended May 31, 2020. The increase is due primarily to increases in rent, utilities, professional fees and salaries, computer expenses as well as consulting, temporary help expenses and settlement expenses, offset by decreases in health insurance, directors fees and public company expenses.

Depreciation expense for the six months ended May 31, 2021 was $35,049, an increase of $16,144, or 85.4%, as compared to $18,905 for the six months ended May 31, 2020. Depreciation expense for the three months ended May 31, 2021 was $17,918, an increase of $8,377, or 87.8%, as compared to $9,541 for the three months ended May 31, 2020. The increase is due to the company purchasing new equipment during the six months ended May 31, 2021.

Other income for the six months ended May 31, 2021 was $450,314, an increase of $429,336 compared to $20,978 for the six months ended May 31, 2020. Other income for the three months ended May 31, 2021 was $450,004, an increase of $429,544 compared to $20,460 for the three months ended May 31, 2020. We attribute the increase to Company receiving forgiveness for the Paycheck Protection Program (“PPP”)loan in the amount of $449,700 during the six months ended May 31, 2021, We can also attribute some of the increase to the increase in the cash balances for the six months ended May 31, 2021.

Tax expense for the six months ended May 31, 2021 was $440,455, an increase of $71,093 as compared to a tax expense of $369,362 for the six months ended May 31, 2020. Tax expense for the three months ended May 31, 2021 was $362,156, an increase of $286,881 as compared to a tax expense of $75,275 for the three months ended May 31, 2020. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the six months ended May 31, 2021 was $981,772, compared to a net loss of $(185,852) for the six months ended May 31, 2020. The net income for the three months ended May 31, 2021 was $704,108, compared to a net income of $77,950 for the three months ended May 31, 2020.

Liquidity and Capital Resources

As of May 31, 2021 we had cash of $5,558,010, and working capital of $10,317,307. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the six months ended May 31, 2021, we had net cash flow provided by operating activities of $1,366,649, as compared to net cash flow provided by operating activities of $915,544 for the six months ended May 31, 2020. The increase in cash flow from operating activities resulted from increases net income, depreciation expenses, deferred income taxes, accounts payable, prepaid expenses and accrued expenses offset by decreases in stock compensation, accounts receivable and inventory and the gain on forgiveness of the Paycheck Protection Plan Loan.

We had net cash flow used in investing activities of $(192,397) for the six months ended May 31, 2021, as compared to net cash flow used in investing activities of $(17,996) for the six months ended May 31, 2020. We attribute the change to the Company purchasing more new equipment during the six months ended May 31, 2021.

We had net cash flow used by financing activities of $(4,171) during the six months ended May 31, 2021 as compared to $445,900 provided by financing activities for six months ended May 31, 2020. We attribute this to the Company’s loan related to the Paycheck Protection Program loan in the amount of $449,700 in the 2020 period.

As a result of the foregoing, the Company had a net increase in cash of $1,170,081 for the six months ended May 31, 2021, as compared to a net increase in cash of $1,343,448 for the six months ended May 31, 2020.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2021:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$12,931	$8,948	$3,983	$-	$-
Operating leases	$2,016,954	235,038	418,025	412,522	951,369
Total obligations	$2,029,885	$243,986	$422,008	$412,522	$951,369

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2021 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2021 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 15, 2021	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)