Form 10-Q
period 2021-08-31
SURGE COMPONENTS INC
filed 2021-10-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

The registrant’s common stock outstanding as of October 8, 2021, was 5,515,342 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2021	November 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$5,486,467	$4,387,929
Accounts receivable - net of allowance for doubtful accounts of $150,493 and $144,818	7,766,175	6,455,263
Inventory, net	4,203,463	3,410,534
Prepaid expenses and income taxes	360,949	533,862
Total current assets	17,817,054	14,787,588

Fixed assets – net of accumulated depreciation and amortization of $1,591,602 and $2,343,627	242,059	102,235
Operating lease right of use asset	1,594,356	1,636,411
Deferred income taxes	643,524	1,307,558
Other assets	22,607	22,607

Total assets	$20,319,600	$17,856,399

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31, 2021	November 30, 2020
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,900,464	$3,880,805
Operating lease liabilities, current maturities	298,862	233,546
Financing lease payable, current maturities	9,158	8,475
Accrued expenses and taxes	637,765	565,922
Accrued salaries	577,922	677,256
Total current liabilities	6,424,171	5,366,004
Operating lease liabilities net of current maturities	1,358,880	1,430,144
Financing lease payable, net of current maturities	1,613	8,627
Note payable to bank	-	449,700

Total liabilities	7,784,664	7,254,475

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,515,342 and 5,437,526 shares issued and outstanding	5,515	5,437
Additional paid-in capital	17,023,454	16,948,532
Accumulated deficit	(4,494,043)	(6,352,055)
Total shareholders’ equity	12,534,936	10,601,924

Total liabilities and shareholders’ equity	$20,319,600	$17,856,399

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2021	2020	2021	2020
Net sales	$28,381,036	$22,103,444	$10,632,274	$8,667,255

Cost of goods sold	20,437,035	15,913,093	7,545,561	6,405,274

Gross profit	7,944,001	6,190,351	3,086,713	2,261,981

Operating expenses:
Selling and shipping expenses	1,893,729	1,814,955	618,346	583,984
General and administrative expenses	3,770,917	3,652,093	1,196,692	1,137,220
Depreciation and amortization	52,573	28,428	17,524	9,523

Total operating expenses	5,717,219	5,495,476	1,832,562	1,730,727

Income before other income (expense) and income taxes	2,226,782	694,875	1,254,151	531,254

Other income (expense):
Other income PPP	449,700	-	-	-
Other income	917	21,540	303	562
Interest expense	(1,004)	(1,566)	(286)	(477)

Other income (expense)	449,613	19,974	17	85

Income before income taxes	2,676,395	714,849	1,254,168	531,339

Income taxes (benefit)	813,383	211,836	372,928	(157,526)

Net income	1,863,012	503,013	881,240	688,865
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income available to common shareholders	$1,858,012	$498,013	$878,740	$686,365

Net income per share available to common shareholders:

Basic	$.34	$.09	$.16	$.13
Diluted	$.33	$.09	$.15	$.12

Weighted Shares Outstanding:

Basic	5,482,269	5,355,281	5,515,342	5,405,733
Diluted	5,662,729	5,512,948	5,695,801	5,563,400

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended August 31, 2020 and August 31, 2021

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2019	10,000	$10	5,320,026	$5,319	$16,666,465	$(7,863,355)	$8,808,439
Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	42,500	43	216,892	-	216,935
Stock option expense			75,000	75	65,175		65,250
Net Income	-	-	-	-	-	503,013	503,013
Balance – August 31, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(7,365,342)	$9,588,637

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924
Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	26,786	27	74,973	-	75,000
Stock option exercise	-	-	51,030	51	(51)	-	-
Net Income	-	-	-	-	-	1,863,012	1,863,012
Balance – August 31, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(4,494,043)	$12,534,936

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,863,012	$503,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,573	28,428
Gain on Forgiveness of debt	(449,700)	-
Deferred income taxes	664,034	180,307
Allowance for doubtful accounts	5,675	10,713
Stock Compensation	75,000	216,935

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,316,587)	(810,996)
Inventory	(792,929)	(133,300)
Prepaid expenses and income taxes	172,913	12,246
Other assets	36,107	1,228
Accounts payable	1,019,659	571,679
Accrued expenses	(32,491)	(38)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,297,266	580,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(192,397)	(19,387)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(192,397)	$(19,387)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Nine Months Ended
	August 31,	August 31,
	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	$-	$65,250
Proceeds from notes payable to bank	-	449,700
Repayment of financing lease obligations	(6,331)	(5,768)

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,331)	509,182

NET CHANGE IN CASH	1,098,538	1,070,010

CASH AT BEGINNING OF PERIOD	4,387,929	2,739,305

CASH AT END OF PERIOD	$5,486,467	$3,809,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$156,793	$125,478

Interest paid	$1,004	$1,566

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended November 30, 2020 filed with the SEC on February 28, 2021. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,677,000 and $1,330,000 for the nine months ended August 31, 2021 and August 31, 2020 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $169,360 and $280,274 for the nine months ended August 31, 2021 and August 31, 2020 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $5,992,000 and $4,729,000 for the nine months ended August 31, 2021 and August 31, 2020 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2021 was $1,057,094. The Company at August 31, 2021, has a reserve against slow moving and obsolete inventory of $261,565. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company believes that concentrations with regards to Accounts Receivable is limited to its customer base The Company maintains substantially all of its cash balances in a limited number of financial institutions. At August 31, 2021 and November 30, 2020, the Company’s uninsured cash balances totaled $4,921,971 and $3,244,820, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(7) Income Taxes:

The Company’s deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves, accrued payrolls and depreciation expense for financial reporting and income tax purposes. A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note I.

The Company follows the provisions of the Accounting Standards Codification topic, ASC 740, “Income Taxes” (ASC 740). There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2017, and state tax examinations for years before fiscal years ending November 30, 2016. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2021 and August 31, 2020.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $2,977 and $2,654 for the nine months ended August 31, 2021 and August 31, 2020 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2021 and August 31, 2020 totaled 89,541 and 199,333, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2021	2020
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	483,134	1,095,335
Less-Accumulated Depreciation	(1,591,602)	(2,343,627)
Net Fixed Assets	$242,059	$102,235

Depreciation and amortization expense for the nine months ended August 31, 2021 and August 31, 2020 was $52,573 and $28,428, respectively.

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

Future minimum lease payments under these financing lease obligations as of August 31, 2021 are as follows:

2021	$9,779
2022	$1,632
Total	$11,411
Less: interest portion	640
Present value of net minimum lease payments	$10,771
Less: current portion	9,158
Non-current portion	$1,613

Financing lease obligations mature as follows:

Twelve months ended August 31, 2021:

2021	$9,158
2022	$1,613
Principal payments remaining	$10,771

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of August 31, 2021, the balance on the Credit Line was $0. As of August 31, 2021, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

The Company in May 2020 received loan proceeds in the amount of approximately $449,700 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

The unforgiven portion of the PPP loan would be payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. During April 2021, the Company was notified that the full $449,700 of the PPP loans received by the Company have been forgiven by the SBA.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2021	2020
Commissions	$271,722	$215,052
Preferred stock dividends	156,569	151,569
Other accrued expenses	209,474	199,301
	$637,765	$565,922

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,776,000 at November 30, 2020. Pension expense for the nine months ended August 31, 2021 and August 31, 2020 was $4,718 and $1,602, respectively.

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

Dividends aggregating $156,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2020. The Company has accrued these dividends. At August 31, 2021, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2021.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[3] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended August 31, 2021 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2020	255,000	$1.34
Options issued in the nine months ended August 31, 2021	-	$-
Options exercised in the nine months ended August 31, 2021	(85,000)	$(1.20)
Options cancelled in the nine months ended August 31, 2021	-	$-
Options outstanding at August 31, 2021	170,000	$1.41
Options exercisable at August 31, 2021	170,000	$1.41

The intrinsic value of the exercisable options at August 31, 2021 totaled $202,300. At August 31, 2021 the weighted average remaining life of the stock options is 3.97 years. At August 31, 2021, there was no unrecognized compensation cost related to the stock options granted under the plan.

[4] Compensation of Directors

Compensation for each non-employee director is $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In May of 2021, this was increased to $3,500 per month for each non-employee director (and $4,000 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors)

NOTE I – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2021	2020
Deferred Tax Assets
Net operating loss	$419,134	$1,066,794
Allowance for bad debts	31,896	30,413
Inventory	61,792	60,746
Other	110,196	100,133
Depreciation	20,506	63,632
Total deferred tax assets	643,524	1,321,718
Valuation allowance	-	(14,160)
Deferred Tax Assets	$643,524	$1,307,558

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $14,000 for the nine months ended August 31, 2021. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2021	August 31, 2020
Current:
Federal	$-	$-
States	149,349	31,529
	149,349	31,529

Deferred:
Federal	524,587	142,442
States	139,447	37,865
	664,034	180,307
Provision for income taxes	$813,383	$211,836

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $1,604,000 for federal and state purposes, which expire through 2025. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine months ended
	August 31,	August 31,
	2021	2020
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	4%	4%
State income taxes	5%	5%
Other	-	-
Effective tax rate	30%	30%

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

The Company has a lease to rent office space and a warehouse in Hong Kong through June 2023. Annual minimum rental payments for this space are approximately $68,580.

The Company has a lease to rent warehouse space in Hong Kong through December 31, 2022. Annual minimum rental payments for this space are approximately $36,840.

The Company’s future minimum rental commitments at August 31, 2021 are as follows:

Twelve Months Ended August 31,

2022	$298,862
2023	266,705
2024	201,203
2025	205,227
2026	209,331
2027 and after	898,950
$2,080,278

Net rental expense for the nine months ended August 31, 2021 and August 31, 2020 were $318,472 and $281,599 respectively, of which $202,949 and $200,156 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who each accounted for 15% and 14% of net sales for the nine months ended August 31, 2021 and two customers who accounted for 17% and 15% of net sales for the nine months ended August 31, 2020. The Company had one customer who accounted for 22% of accounts receivable at August 31, 2021 and one customer who accounted for 16% of accounts receivable at August 31, 2020.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the nine months ended August 31, 2021 and August 31, 2020 there was one foreign supplier accounting for 34% and 39% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the nine months ended August 31, 2021, the Company purchased 43% of its products from Taiwan, 14% from Hong Kong, 37% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2021	2020
Canada	3,208,388	2,945,773
China	4,761,293	3,948,811
Other Asian Countries	2,674,402	1,099,040
South America	84,910	143,928
Europe	1,099,047	843,747

Revenues are attributed to countries based on location of customer.

NOTE O – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the coronavirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. Although business has improved in the nine months of 2021, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have an impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $169,360 and $280,274 for the nine months ended August 31, 2021 and August 31, 2020 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2021 to be a year of change, in regards to pandemic healing, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to be impacted. The cost of raw materials have increased, and due to that fact, factories have increased our costs. Our year to date sales are strong and the Company has a strong backorder with customers due to the increased demand for products and the fact the customers are placing orders further into 2022 to cover their demand. In order for the Company to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. Due to the radical increase of demand as the pandemic has eased, our lead times have stretched which could impact sales. The combination of new disruptors such as increased costs and longer lead times from factories to the Company could have negative impacts on the business in the future.

In March 2020, The World Health Organization categorized COVID-19 as a pandemic and it continues to negatively impact the global economy. During the pandemic we did everything we could do to keep customers production running and to keep things as smooth and stable as possible, and we will continue to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Although the Company’s business has improved in the nine months of 2021 and our customers’ outlook for their business is stronger than it was previously, we cannot guarantee that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $45,000.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2021 increased by $6,277,592 or 28.4%, to $28,381,036 as compared to net sales of $22,103,444 for the nine months ended August 31, 2020. Consolidated net sales for the three months ended August 31, 2021 increased by $1,965,019 or 22.7%, to $10,632,274 as compared to net sales of $8,667,255 for the three months ended August 31, 2020. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute the increase in 2021 to the impact of the coronavirus in Asia in the nine months ended August 31, 2020 since factories were shut and demand was reduced during that period. Since that period, factories in Asia have reopened and demand has increased. Customers are also ordering products further in advance due to issues with supply. Net sales for the nine months ended August 31, 2021 and August 31, 2020 reflect $611,252 and $840,399, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the nine months ended August 31, 2021 increased by $1,753,650 to $7,944,001, or 28.3%, as compared to $6,190,351 for the nine months ended August 31, 2020. Gross margin as a percentage of net sales remained flat at 28% for the nine months ended August 31, 2021 and August 31, 2020. Gross profit for the three months ended August 31, 2021 increased by $824,732 to $3,086,713, or 36.5%, as compared to $2,261,981 for the three months ended August 31, 2020. Gross margin as a percentage of net sales increased to 29.0% for the three months ended August 31, 2021 compared to 26.1% for the three months ended August 31, 2020. We attribute the increase in gross margin to an increase in sales volume in the nine and three months ended August 31, 2021. We attribute the increase in gross margin as a percentage of sales to shipping products with higher margins in the three months ended August 31, 2021. Our industry we will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%.  These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the nine months ended August 31, 2021, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the nine months ended August 31, 2021 was $1,893,729, an increase of $78,774, or 4.3%, as compared to $1,814,955 for nine months ended August 31, 2020. Selling and shipping expenses for the three months ended August 31, 2021 was $618,346, an increase of $34,362, or 5.9%, as compared to $583,984 for three months ended August 31, 2020.We attribute the increase during the nine and three months ended August 31, 2021 to an increase in commission expenses, entertainment and freight out expenses, offset by decreases in salesman payroll and travel expenses.

General and administrative expenses for the nine months ended August 31, 2021 was $3,770,917, an increase of $118,824, or 3.3%, as compared to $3,652,093 for the nine months ended August 31, 2020. General and administrative expenses for the three months ended August 31, 2021 was $1,196,692, an increase of $59,472, or 5.2% as compared to $1,137,220 for the three months ended August 31, 2020. The increase during the nine months ended August 31, 2021 is due primarily to increases in rent, utilities, professional fees, salaries, computer expenses, consulting expenses, temporary help expenses, general maintenance expenses, and settlement expenses. The increase was offset by decreases in health insurance, general insurance expenses, director fees, fewer bad debt expenses, and public company expenses. We attribute the increase during the three months ended August 31, 2021 to increases in officer payroll, salaries, director fees, rent expenses, temporary help, computer, and maintenance expenses. This increase was offset by decreases in health, general insurance expenses, and fewer bad debt expenses.

Depreciation expense for the nine months ended August 31, 2021 was $52,573, an increase of $24,145, or 84.9%, as compared to $28,428 for the nine months ended August 31, 2020. Depreciation expense for the three months ended August 31, 2021 was $17,524, an increase of $8,001, or 84%, as compared to $9,523 for the three months ended August 31, 2020. The increase is due to the company purchasing new equipment during the nine months ended August 31, 2021.

Other income for the nine months ended August 31, 2021 was $450,617, an increase of $429,077 compared to $21,540 for the nine months ended August 31, 2020. Other income for the three months ended August 31, 2021 was $303, a decrease of $259 compared to $562 for the three months ended August 31, 2020. We attribute the increase to Company receiving forgiveness for the Paycheck Protection Program (“PPP”) loan in the amount of $449,700 during the nine months ended August 31, 2021.

Tax expense for the nine months ended August 31, 2021 was $813,383, an increase of $601,547 as compared to a tax expense of $211,836 for the nine months ended August 31, 2020. Tax expense for the three months ended August 31, 2021 was $372,928, an increase of $530,454 as compared to a tax benefit of $157,526 for the three months ended August 31, 2020. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the nine months ended August 31, 2021 was $1,863,012, compared to a net income of $503,013 for nine months ended August 31, 2020. The net income for the three months ended August 31, 2021 was $881,240, compared to a net income of $688,865 for the three months ended August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021 we had cash of $5,486,467, and working capital of $11,392,883. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the nine months ended August 31, 2021, we had net cash flow provided by operating activities of $1,297,266, as compared to net cash flow provided by operating activities of $580,215 for the nine months ended August 31, 2020. The increase in cash flow from operating activities resulted from increases in net income, deferred income taxes, depreciation, accounts payable, and prepaid expenses, and was offset by decreases in stock compensation, accounts receivable, inventory, and forgiveness of debt.

We had net cash flow used in investing activities of $(192,397) for the nine months ended August 31, 2021, as compared to net cash flow used in investing activities of $(19,387) for the nine months ended August 31, 2020. We attribute the change to the Company purchasing more new equipment during the nine months ended August 31, 2021.

We had net cash flow used by financing activities of $(6,331) during the nine months ended August 31, 2021 as compared to $509,182 provided by financing activities for nine months ended August 31, 2020. We attribute this to the Company’s loan related to the Paycheck Protection Program loan in the amount of $449,700 in the 2020 period.

 `

As a result of the foregoing, the Company had a net increase in cash of $1,098,538 for the nine months ended August 31, 2021, as compared to a net increase in cash of $1,070,010 for the nine months ended August 31, 2020.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2021:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$10,771	$9,158	$1,613	$-	$-
Operating leases	$2,080,278	298,862	467,908	414,558	898,950
Total obligations	$2,091,049	$308,020	$469,521	$414,558	$898,950

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2021 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2021 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 15, 2021	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)