Form 10-K
period 2021-11-30
SURGE COMPONENTS INC
filed 2022-02-28
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

As of May 31, 2021, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $8.8 million.

The registrant’s common stock outstanding as of February 26, 2022, was 5,515,342 shares of common stock.

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

We were incorporated under the laws of the State of New York on November 24, 1981, and re-incorporated in Nevada on August 26, 2010. In February 2019, we converted into a Delaware corporation. Effective on the close of December 30, 2021, we converted into a Nevada corporation. We completed an initial public offering of our securities in 1984 and a second offering in August 1996. Our principal executive offices are located at 95 East Jefryn Boulevard, Deer Park, New York 11729 and our telephone number is (631) 595-1818.

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $186,566 and $267,019 for the fiscal years ended November 30, 2021 (“Fiscal 2021”) and November 30, 2020 (“Fiscal 2020”), respectively.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2021and Fiscal 2020, capacitors accounted for approximately 29% and 30% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2021 and Fiscal 2020. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 26% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2021.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2021, we maintained inventory valued at $5,293,085.

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

Product Availability

Surge and Challenge obtain a significant amount of their products from manufacturers in Asia. Of the total goods purchased by Surge and Challenge in Fiscal 2021, those foreign manufactured products were supplied from manufacturers in Taiwan (42%), Hong Kong (14%), elsewhere in Asia (39%) and overseas outside of Asia (less than 1%). The Company purchases its products from approximately sixteen different manufacturers. The pandemic has had an effect on the Company getting inventory from their suppliers. If this would continue, our business could be adversely affected

Most of the facilities that manufacture products for Surge have obtained International Quality Standard ISO 9002 and other certifications. We typically purchase the products that we sell in United States currency in order to minimize the risk of currency fluctuations. In most cases, Surge utilizes two or more alternative sources of supply for each of its products with one primary and one complementary supplier for each product. Surge’s relationships with many of its suppliers date back to the commencement of our import operations in 1983. We have established payment terms with our manufacturers of between 30 and 60 day open account terms.

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

For Fiscal 2021 and Fiscal 2020, one of Surge’s vendors, Lelon Electronics, accounted for approximately 34% and 39% of Surge’s consolidated purchases, respectively. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

Marketing and Sales

Surge’s sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs eight sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships. In addition, Surge has expanded its sales team, hiring a Europe manager based in London as well as one based in China.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers accounted for 14% and 16% of net sales for Fiscal 2021, and 17% and 15% of net sales for Fiscal 2020. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Backlog

As of November 30, 2021, our backlog was approximately $27,326,000, as compared with $9,708,000 at November 30, 2020. Substantially all backlog is expected to be shipped by us within 365 days of booking date. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2021, Surge and Challenge employed 43 persons, two of whom are employed in executive capacities, eight are engaged in sales, four in engineering, four in purchasing, seven in administrative capacities, eleven in customer service, two in accounting and five in warehousing. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

●	Adding work from home flexibility.

●	Adjusting attendance policies to encourage those who are sick to stay home.

●	Increasing cleaning protocols across all locations.

●	Implementing daily health screenings of employees.

●	Establishing new physical distancing procedures for employees who need to be onsite.

●	Providing additional personal protective equipment and cleaning supplies.

●	Modifying work spaces with plexiglass dividers.

●	Requiring masks to be worn in all common locations where allowed by local law.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 34% and 39% of the Company’s consolidated purchases in the years ending November 30, 2021 and November 30, 2020. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2021, approximately 16% and 14% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

In April 2021, the Company launched an investigation into a ransomware attack on the Company’s systems. Based on the review of the forensic files, it was determined that the threat actor used ransomware to access Company files. No ransom was paid to the threat actors and all parties associated with the compromised files were notified.

Our business will be adversely affected if there is a shortage of components.

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our large inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in certain discrete semiconductor components. However, future shortages may have an adverse effect upon our business especially if we were to reduce inventory to cut costs and reduce risks of obsolescence. Currently, the Company believes that its lead time is better than their competitors and we have been able to maintain the customers we have as well as in some instances acquire new customers. However, our business could be affected if the Company is unable to maintain the levels of inventory needed to keep our customers lines running.

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

Approximately 96% of the total goods which we purchased in Fiscal 2021 were manufactured in foreign countries, with the majority purchased from Taiwan (42%), Hong Kong (14%), elsewhere in Asia (39%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 East Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2030 and our monthly rent for the year ended November 30, 2021 is $16,142 We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

The Company has a lease to rent office space and a warehouse in Hong Kong Through June 2023. Annual minimum rental payments for this space are approximately $68,580.

The Company has a lease to rent additional warehouse space in Hong Kong through December 31, 2022. Annual minimum rental payments for this space are approximately $36,840.

The Company has a lease to rent additional warehouse space in Hong Kong through November 30, 2023. Annual minimum rental payments for this space are approximately $70,908.

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

As of the date of the filing of this report, there are 5,515,342 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 176 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2021 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plan approved by security holders (1)	170,000	$1.41	1,099,356

Equity compensation plan not yet approved by security holders	-	-	-

Total	170,000	$1.41	1,099,356

(1)	Represents the Company’s 2010 Incentive Stock Plan and the Company’s 2015 Incentive Stock Plan.

Recent Sales of Unregistered Securities.

None.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future for our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $186,566 and $267,019 for the fiscal year ended November 30, 2021 and November 30, 2020 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2022 to be a year of continued change, in regards to pandemic healing, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to be impacted. The cost of raw materials have increased, and due to that fact, factories have increased our costs. Our year to date sales reflect strong growth and the Company has a strong backorder with customers due to the increased demand for products and the fact that customers are placing orders further into 2022 to cover their demand. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. Due to the radical increase of demand as the pandemic has eased, our lead times have stretched which could impact sales. The general supply chain challenges present both a challenge and opportunity to the Company, now including transportation. The Company is cautiously optimistic about its ability to meet these challenges with continued growth, unless the general economic conditions deteriorate. The combination of new disruptors such as increased costs and longer lead times from factories to the Company could have negative impacts on the business in the future.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to impact the global economy. During the pandemic we did everything we could do to keep customers production running and keep operations as smooth and stable as possible, and we will continue to do our best to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Although the Company’s business has improved in the fiscal 2021 and our customers’ outlook for their business is stronger than it was previously, we cannot guarantee that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $56,000.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2021 increased by $8,111,595 or 25.6%, to $39,828,257 as compared to net sales of $31,716,662 for the fiscal year ended November 30, 2020. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute the increase in 2021 to the impact of the coronavirus in Asia in the year ended November 30, 2020 since factories were shut and demand was reduced during that period. Since then, factories in Asia have reopened and demand has increased as customers also order products further in advance due to supply issues. Net sales for the fiscal years ended November 30, 2021 and November 30, 2020 reflect $862,854 and $1,013,042, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the fiscal year ended November 30, 2021 increased by $2,131,639 to $10,885,780, or 24.4%, as compared to $8,754,141 for the fiscal year ended November 30, 2020. Gross margin as a percentage of net sales decreased to 27.3% for the fiscal year ended November 30, 2021 compared to 27.6% for the fiscal year ended November 30, 2020. The increase can be attributed to the increase in sales volume as well as offset by certain products being sold at a lower profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2021, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the fiscal year ended November 30, 2021 was $2,586,607, an increase of $166,622, or 6.9%, as compared to $2,419,985 for the fiscal year ended November 30, 2020. We attribute the increase to increases in selling expenses such as commission expenses, entertainment expenses, freight out and auto expenses, offset by decreases in sales payroll and travel expenses.

General and administrative expenses for the fiscal year ended November 30, 2021 was $5,075,806, an increase of $264,110, or 5.5%, as compared to $4,811,696 for the fiscal year ended November 30, 2020. The increase is due primarily to increases in salaries and related payroll taxes, rental expenses, professional fees and computer expenses as well as utilities and maintenance expenses and temporary help expenses and settlement expenses, offset by decreases in warehouse expense, health insurance expenses and directors fees.

Depreciation expense for the fiscal year ended November 30, 2021 was $70,098, an increase of $32,195, or 84.9%, as compared to $37,903 for the fiscal year ended November 30, 2020. The increase is due to the company purchasing new equipment during the fiscal year ended November 30, 2021.

Other income for the fiscal year ended November 30, 2021 was $450,945, an increase of $428,923 compared to $22,022 for the fiscal year ended November 30, 2020. We attribute the increase to Company receiving forgiveness for the Paycheck Protection Program (“PPP”) loan in the amount of $449,700 during the fiscal year ended November 30, 2021.

Interest expense for the fiscal year ended November 30, 2021 was $1,166, a decrease of $831, or 41.6% compared to $1,997 for the fiscal year ended November 30, 2020. We attribute the decrease to the Company not utilizing the line of credit during the fiscal year ended November 30, 2021.

Tax expense for the fiscal year ended November 30, 2021 was $1,092,287, an increase of $1,104,005 as compared to a tax benefit of $11,718 for the fiscal year ended November 30, 2020. The changes result from our net income for such periods and management’s revised estimate of future taxable income and the related impact on the reported deferred tax. The change in the valuation allowance is based on management estimates of future taxable income. The degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term. The Company reviews its estimates of future taxable income in each reporting period and adjustments to the valuation allowance are reflected in the current operations.

As a result of the foregoing, net income for the fiscal year ended November 30, 2021 was $2,510,761, compared to a net income of $1,516,300 for the fiscal year ended November 30, 2020.

Liquidity and Capital Resources

As of November 30, 2021 we had cash of $6,511,588, and working capital of $12,288,319. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the fiscal year ended November 30, 2021, we had net cash flow provided by operating activities of $2,327,043, as compared to net cash flow provided by operating activities of $1,160,842 for the fiscal year ended November 30, 2020. The increase in cash flow from operating activities resulted from increases in net income, changes in stock compensation expense, deferred taxes, accounts payable, and accrued expenses, as partially offset by an increase in inventory.

We had net cash flow used in investing activities of $(194,909) for the fiscal year ended November 30, 2021, as compared to net cash flow used in investing activities of $(19,386) for the fiscal year ended November 30, 2020. We attribute the change to the Company purchasing more new equipment during the fiscal year ended November 30, 2021.

We had net cash flow used in financing activities of $(8,475) during the fiscal year ended November 30, 2021 as compared to $507,168 provided by financing activities for the fiscal year ended November 30, 2020. We attribute the decrease to proceeds from the exercising of stock options and the funding received from the bank related to the Paycheck Protection Program during the fiscal year ended November 30, 2020.

As a result of the foregoing, the Company had a net increase in cash of $2,123,659 for the fiscal year ended November 30, 2021, as compared to a net increase in cash of $1,648,624 for the fiscal year ended November 30, 2020.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2020:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$8,561	$8,561	$-	$-	$-
Operating leases	$2,147,616	370,732	514,430	416,621	845,833

Total obligations	$2,156,177	$379,293	$514,430	$416,621	$845,833

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

As of November 30, 2021 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2021. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors have a term of office of one year and were all reelected at the 2021 annual meeting of stockholders. . In 2022, each director will be up for reelection for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	65	Chief Executive Officer, Chief Financial Officer, President and Director
Steven J. Lubman	66	Vice President, Secretary, Treasurer and Director
Alan Plafker* (2)(3)	63	Director
Martin Novick* (2)(3)	85	Director
Lawrence Chariton* (2)(3)	64	Director
Gary Jacobs* (1)(2)(3)	64	Director
Peter Levy* (1)(2)(3)	61	Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Board and Committee Meetings

During the fiscal year ended November 30, 2021, the Board held five meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on December 1, 2021 and all of our directors attended such meeting.

Board Committees

The composition and responsibilities of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. Each committee operates under a charter that has been approved by the Board, and which is available on our website at https://surgecomponents.com/about/investors/.

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Novick, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2021, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2021, the Compensation Committee held two meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2021.

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

Procedures for Nominating Directors

Effective December 30, 2021, the Company began to be governed by newly adopted bylaws (the “Bylaws”).The Bylaws provide, among other things, for advance notice of director nominations.

The exclusive means by which a stockholder may nominate a director is as follows: (1) was a stockholder of record at the time of the giving of the notice required by Section 2.4(ii) of the Bylaws and on the record date for the determination of stockholders entitled to vote at the annual meeting and (2) has complied with the notice procedures set forth in this Section 2.4(ii) of the Bylaws. In addition to any other applicable requirements, for a nomination to be made by a stockholder, the stockholder must have given timely notice thereof in proper written form to the secretary of the corporation. To comply with clause (B) of Section 2.4(ii) of the Bylaws, a nomination to be made by a stockholder must set forth all information required under Section 2.4(ii) of the Bylaws and must be received by the secretary of the corporation at the principal executive offices of the corporation at the time set forth in, and in accordance with, the final three sentences of Section 2.4(i)(a) of the Bylaws. This includes how a stockholder’s notice a stockholder’s notice must set forth all information required under this Section 2.4(i) and must be timely received by the secretary of the corporation. To be timely, a stockholder’s notice must be received by the secretary at the principal executive offices of the corporation not later than the 45th day nor earlier than the 75th day before the one-year anniversary of the date on which the corporation first mailed its proxy materials or a notice of availability of proxy materials (whichever is earlier) for the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year anniversary of the date of the previous year’s annual meeting, then, for notice by the stockholder to be timely, it must be so received by the secretary not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting, or (ii) the tenth day following the day on which Public Announcement (as defined below) of the date of such annual meeting is first made. In no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a stockholder’s notice as described in this Section 2.4(i)(a). “Public Announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the 1934 Act.

Additionally, to be in proper written form, such stockholder’s notice to the secretary must set forth: (1) as to each person (a “nominee”) whom the stockholder proposes to nominate for election or re-election as a director: (A) the name, age, business address and residence address of the nominee, (B) the principal occupation or employment of the nominee, (C) the class and number of shares of the corporation that are held of record or are beneficially owned by the nominee and any derivative positions held or beneficially held by the nominee, (D) whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of the nominee with respect to any securities of the corporation, and a description of any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares), the effect or intent of which is to mitigate loss to, or to manage the risk or benefit of share price changes for, or to increase or decrease the voting power of the nominee, (E) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, (F) a written statement executed by the nominee acknowledging that as a director of the corporation, the nominee will owe a fiduciary duty under Nevada law with respect to the corporation and its stockholders, and (G) any other information relating to the nominee that would be required to be disclosed about such nominee if proxies were being solicited for the election or re-election of the nominee as a director, or that is otherwise required, in each case pursuant to Regulation 14A under the 1934 Act (including without limitation the nominee’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected or re-elected, as the case may be); and (2) as to such stockholder giving notice, (A) the information required to be provided pursuant to clauses (2) through (5) of Section 2.4(i)(b) above, and the supplement referenced in the second sentence of Section 2.4(i)(b) above (except that the references to “business” in such clauses shall instead refer to nominations of directors for purposes of this paragraph), and (B) a statement whether either such stockholder or Stockholder Associated Person will deliver a proxy statement and form of proxy to holders of a number of the corporation’s voting shares reasonably believed by such stockholder or Stockholder Associated Person to be necessary to elect or re-elect such nominee(s) (such information provided and statements made as required by clauses (A) and (B) above, a “Nominee Solicitation Statement”).

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. A copy of the code of ethics is accessible on our website at https://surgecomponents.com/about/investors/. Additional copies of the code of ethics may be obtained without charge, from us by writing or calling: 95 East Jefryn Blvd., Deer Park, New York 11729, Attention: Corporate Secretary, Telephone: (631) 595-1818.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2021 and November 30, 2020:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Ira Levy	2021	291,827	137,500		-	57,283	486.610
President CEO and CFO	2020	275,000	145,368	41,250	-	52,803	514,421

Steven J. Lubman	2021	241,827	100,000	-	-	39,627	415,204
Vice President and Secretary	2020	225,000	125,319	33,750	-	48,622	432,691

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2020, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$31,240	$17,472	$8,571
Steven J. Lubman	$20,412	$11,400	$7,815

2021 Base Salary and Bonus

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

The bonus granted to the named executive officers for 2020 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2020 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2020 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2020 year, the Compensation Committee granted awards that were approximately one hundred percent (100%) of the executives’ target award amount.

In April 2021, the compensation committee granted increases to two officers in the amount of $25,000 annually each.

2021 Equity Compensation Awards

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

During the 2020 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2019 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to one hundred percent (100%) of their target award amount. The Compensation Committee used the Company’s stock price of $2.80 on April 22, 2021 to convert the resulting cash award into 14,732 stock awards for Mr. Levy and 12,054 stock awards for Mr. Lubman. The equity awards, if any, that will be granted to the named executive officers with respect to 2020 year performance will not be granted until the 2021 year, therefore they will be included in the compensation disclosures that we file for the 2021 year.

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

Outstanding Equity Awards at November 30, 2021

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	50,000	50,000	1.41	04/23/2025
Steven Lubman	50,000	50,000	1.41	04/23/2025

Director Compensation for Year Ending November 30, 2021

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2021. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2021 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors. In July 2021 the directors received an increase making the new monthly cash fee $3,000 per month and the amount for a non-employee director that serves as a chairman on more than two committees on the Board of Directors $4,000 per month.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Alan Plafker	33,000	33,000
Martin Novick	33,000	33,000
Lawrence Chariton	33,000	33,000
Gary Jacobs	45,000	45,000
Peter Levy	33,000	33,000

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

The following table sets forth as of February 21, 2022, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

Name and address of Beneficial Owner(1)	Amount and Nature of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(2)
Ira Levy	1,291,786	(3)	23.21%

Steven J. Lubman	1,050,114	(3)	18.87%

Lawrence Chariton	172,573	(5)	3.12%

Alan Plafker	26,334		-

Martin Novick	15,000	(5)	-

Gary Jacobs	152,000	(4)	2.74%

Peter Levy	15,000	(5)	-

All directors and executive officers as a group (7 persons)	2,728,558		47.89%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,515,342 shares of common stock outstanding as of Februay21, 2022.

(3)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days.

(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days

(5)	Includes 15,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer. Our lease is through September 2030 and our annual rent payments were approximately $271,231 and $267,495 for Fiscal 2021 and Fiscal 2020, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2020 and 2021

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2020 and 2021 by Seligson & Giannattasio, LLP:

	2020	2021
Audit Fees(1)	$163,500	$167,500
Tax Fees(2)	$12,000	$12,300

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1.	Our Consolidated Financial Statements commencing on page F-1 of this Annual Report.

2.	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Surge Components, Inc. (filed as exhibit 3.3 to Form 8-K filed on January 24, 2022 and incorporated herein by reference).

3.2	Bylaws of Surge Components, Inc. (filed as exhibit 3.4 to Form 8-K filed on January 24, 2022 and incorporated herein by reference).

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent (filed as exhibit to Form 8-K filed on October 7, 2016 and incorporated herein by reference).

10.1	Lease between Surge Components and Great American Realty of 95 Jefryn Blvd., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.2	Lease between Challenge Electronics and Great American Realty of 95 Jefryn Blvd., LLC (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.3	Employment Agreement between Surge Components, Inc. and Ira Levy (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.4	Employment Agreement between Surge Components Inc. and Steven Lubman (filed as exhibit to Form 8-K filed on February 24, 2016 and incorporated herein by reference)

10.5	Declaration of Trust (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

10.6	2010 Incentive Stock Plan (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.7	2015 Incentive Stock Plan (filed as exhibit to Form 10-K filed on February 26, 2016 and incorporated herein by reference)

10.8	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Surge Components, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.9	Lease Agreement, dated October 1, 2010, between Great American Realty of Jefryn Boulevard, LLC and Challenge Electronics, Inc. (filed as exhibit to Amendment No. 2 to Form 10 filed on November 4, 2010 and incorporated herein by reference)

10.10	Agreement, dated March 18, 1999 between Surge Components, Inc. and Future Electronics Incorporated (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.11	Addendum A, dated March 18, 1999, between Surge Components, Inc. and Future Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.12	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Cam RPC Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

Exhibit Number	Description
10.13	Agreement, dated October 21, 2009, between Challenge Electronics, Inc. and Nu-Way Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.14	Agreement, dated October 19, 2009 between Challenge Electronics, Inc. and Aesco Electronics (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.15	Agreement, dated May 5, 2009, between Challenge Electronics, Inc. and TLC Electronics, Inc. (filed as exhibit to Amendment No. 3 to Form 10 filed on January 11, 2011 and incorporated herein by reference)

10.16	Distributor Agreement, dated August 14, 2012, between Surge Components, Inc. and TTI, Inc. (filed as exhibit to Form 10-K filed on February 28, 2013 and incorporated herein by reference)

10.17	Sole Agent Agreement, dated January 1, 2007, between Surge Components, Inc. and Lelon Electronics (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.18	Master Distributor Agreement, dated February 7, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.19	First Amendment to Master Distributor Agreement, dated February 17, 2011, between Surge Components, Inc. and Avnet, Inc. (filed as exhibit to Form 10-K filed on February 28, 2012 and incorporated herein by reference)

10.20	Rental Agreement with Adcock Investment Company Limited dated May 5, 2013 (filed as exhibit to Form 10-Q filed on July 15, 2013 and incorporated herein by reference)

10.21	Settlement Agreement, dated as of December 22, 2016, by and among Surge Components, Inc., Ira Levy, Steven J. Lubman, Alan Plafker, Lawrence Chariton, Gary Jacobs and Martin Novick, and Messrs. Michael D. Tofias and Bradley P. Rexroad (filed as exhibit to Form 8-K filed on December 23, 2016 and incorporated herein by reference).

10.22	Amendment to Settlement Agreement, dated as of August 16, 2018, by and among Surge Components, Inc., Ira Levy, Steven J. Lubman, Alan Plafker, Lawrence Chariton, Gary Jacobs and Martin Novick, and Messrs. Michael D. Tofias and Bradley P. Rexroad (filed as exhibit 10.1 to Form 8-K filed on August 22, 2018 and incorporated herein by reference).

21.1	Subsidiaries (filed as exhibit to Amendment No. 1 to Form 10 filed on August 20, 2010 and incorporated herein by reference)

23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: February 28, 2022	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2022
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2022
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2022
Director

/s/ Martin Novick
Martin Novick	February 28, 2022
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2022
Director

/s/ Peter A. Levy
Peter A. Levy	February 28, 2022
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2022
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We identified the determination of the valuation of the inventory reserves as a critical audit matter because of the subjectivity in the estimates related to the creation of the inventory reserves.

The primary procedures performed to address this critical audit matter included the following: We identified inventory parts for reserve through the inspection of parts and packaging during the observation of the Company inventory counts to identify potential inventory that may be old. We performed significant testing for parts that were slow moving by obtaining schedules for inventory by part number and the number of sales for each part for the past year. Inventory parts were tested for slow moving reserves by testing all parts with inventory in excess of one year and were tested further to determine if there were sales orders for the part that would cover the excess amount.

A calculated reserve was prepared from those parts where the inventory in excess of one year and that did not have sales orders for all or any part of that excess. The calculated amount was compared with the reserve as recorded by the Company. We proposed an adjustment totaling $70,000 for this difference in the reserves.

/s/ Seligson & Giannattasio, LLP

We have served as the Company’s auditor since 2002.

White Plains, New York

February 28, 2022

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2021	2020
ASSETS
Current assets:
Cash	$6,511,588	$4,387,929
Accounts receivable - net of allowance for doubtful accounts of $150,493 and $144,818	7,498,766	6,455,263
Inventory, net	5,293,085	3,410,534
Prepaid expenses and income taxes	245,277	533,862

Total current assets	19,548,716	14,787,588

Fixed assets – net of accumulated depreciation and amortization of $1,609,127 and $2,343,627	227,046	102,235
Operating Lease Right of Use Asset	1,534,429	1,636,411
Deferred income taxes	407,250	1,307,558
Other assets	34,299	22,607

Total assets	$21,751,740	$17,856,399

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30,	November 30,
	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,448,483	$3,880,805
Operating lease liabilities, current maturities	299,824	233,546
Financing lease payable, current maturities	8,561	8,475
Accrued expenses and taxes	772,056	565,922
Accrued salaries	731,473	677,256

Total current liabilities	7,260,397	5,366,004
Operating lease liabilities net of current maturities	1,308,658	1,430,144
Financing lease payable, net of current maturities	-	8,627
Note payable to bank	-	449,700

Total liabilities	8,569,055	7,254,475

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,515,342 and 5,437,526 shares issued and outstanding	5,515	5,437
Additional paid-in capital	17,023,454	16,948,532
Accumulated deficit	(3,846,294)	(6,352,055)

Total shareholders’ equity	13,182,685	10,601,924

Total liabilities and shareholders’ equity	$21,751,740	$17,856,399

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2021	2020
Net sales	$39,828,257	$31,716,662

Cost of goods sold	28,942,477	22,962,521

Gross profit	10,885,780	8,754,141

Operating expenses:
Selling and shipping expenses	2,586,607	2,419,985
General and administrative expenses	5,075,806	4,811,696
Depreciation and amortization	70,098	37,903

Total operating expenses	7,732,511	7,269,584

Income before other income and income taxes	3,153,269	1,484,557
Other income (expense):
Other income PPP	449,700	-
Interest expense	(1,166)	(1,997)
Other income	1,245	22,022

Other income (expense):	449,779	20,025

Income before income taxes	3,603,048	1,504,582

Income (benefit) taxes	1,092,287	(11,718)

Net income	$2,510,761	$1,516,300
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$2,505,761	$1,511,300

Net income per share available to common shareholders:

Basic	$.46	$.28
Diluted	$.44	$.27

Weighted Shares Outstanding:
Basic	5,490,515	5,375,730
Diluted	5,675,282	5,532,536

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2020 and November 30, 2021

	Series C Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2019	10,000	$10	5,320,026	$5,319	$16,666,465	$(7,863,355)	$8,808,439

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Stock option expense	-	-	-	-	154,534	-	154,534

Issuance of shares as compensation	-	-	42,500	43	62,358	-	62,401

Stock option exercise	-	-	75,000	75	65,175	-	62,250

Net Income	-	-	-	-	-	1,516,300	1,516,300

Balance – November 30, 2020	10,000	10	5,437,526	5,437	16,948,532	(6,352,055)	10,601,924

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	26,786	27	74,973		75,000

Stock option exercise	-	-	51,030	51	(51)	-	-

Net Income	-	-	-	-	-	2,510,761	2,510,761

Balance – November 30, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,846,294)	$13,182,685

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,510,761	$1,516,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,098	37,903
Gain on Forgiveness of debt	(449,700)	-
Deferred income taxes	900,308	(121,818)
Allowance for doubtful accounts	5,675	12,597
Stock Compensation Expense	75,000	216,935

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,049,178)	(1,338,068)
Inventory	(1,882,551)	182,697
Prepaid expenses and income taxes	288,585	(46,922)
Other assets	35,082	14,281
Accounts payable	1,567,612	536,623
Accrued expenses	255,351	150,314

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,327,043	1,160,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(194,909)	(19,386)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(194,909)	$(19,386)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$-	$65,250
Proceeds from notes payable to bank	-	449,700
Repayment of financing lease obligations	(8,475)	(7,782)

NET CASH FLOWS PROVIDED BY(USED IN) FINANCING ACTIVITIES	(8,475)	507,168

NET CHANGE IN CASH	2,123,659	1,648,624

CASH AT BEGINNING OF PERIOD	4,387,929	2,739,305

CASH AT END OF PERIOD	$6,511,588	$4,387,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$169,948	$201,562

Interest paid	$1,166	$1,997

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

In December 2021, the Company changed its corporate domicile to a Nevada.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $5,089,000 and $3,223,000 for the years ended November 30, 2021 and November 30, 2020 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $186,566 and $267,019 for the years ended November 30, 2021 and November 30, 2020 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $8,728,000 and $6,627,000 for the years ended November 30, 2021 and November 30, 2020 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2021 was $1,796,591. The Company, at November 30, 2021, has a reserve against slow moving and obsolete inventory of $332,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At November 30, 2021 and November 30, 2020, the Company’s uninsured cash balances totaled $5,447,093 and $3,823,433, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(7) Income Taxes: (continued):

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2017, and state tax examinations for years before fiscal years ending November 30, 2016 Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2021 and November 30, 2020.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $4,829 and $3,462 for the years ended November 30, 2021 and November 30, 2020 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2021 and November 30, 2020 totaled 85,232 and 197,529, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2021	2020
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,022,556	1,022,556
Computer Equipment	485,646	1,095,335
Less-Accumulated Depreciation	(1,609,127)	(2,343,627)
Net Fixed Assets	$227,046	$102,235

Depreciation and amortization expense for the years ended November 30, 2021 and November 30, 2020 was $70,098 and $37,903, respectively.

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

Future minimum lease payments under these financing lease obligations as of November 30, 2021 are as follows:

2022	$8,966

Total	$8,966
Less: interest portion	405
Present value of net minimum lease payments	$8,561
Less: current portion	8,561
Non-current portion	$-

Financing lease obligations mature as follows:

Twelve months ended November 30, 2021:

2022	$8,561

Principal payments remaining	$8,561

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of November 30, 2021, the balance on the Credit Line was $0. As of November 30, 2021, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. In April 2021, the Company was notified that the full $449,700 of the PPP loans received by the Company has been forgiven by the SBA.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2021	2020
Commissions	$286,173	$215,052
Preferred stock dividends	156,569	151,569
Other accrued expenses	329,314	199,301

	$772,056	$565,922

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $2,030,000 at November 30, 2021. Pension expense for the years ended November 30, 2021 and November 30, 2020 was $5,329 and $2,995, respectively.

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

Dividends aggregating $156,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2021. The Company has accrued these dividends. At November 30, 2021, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2021.

[2] 2010 Incentive Stock Plan

In March 2010, the Company adopted, and in April 2010 the shareholders ratified, the 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares until March 2020.

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

Activity in the Company’s stock plans for the year ended November 30, 2021 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2020	255,000	$1.34
Options issued in the year ended November 30, 2021	-	$-
Options exercised in the year ended November 30, 2021	(85,000)	$(1.20)
Options cancelled in the year ended November 30, 2021		$-
Options outstanding at November 30, 2021	170,000	$1.41

Options exercisable at November 30, 2021	170,000	$1.41

The intrinsic value of the exercisable options at November 30, 2021 totaled $379,100. At November 30, 2021 the weighted average remaining life of the stock options is 3.40 years. At November 30, 2021, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2021	2020
Deferred Tax Assets
Net operating loss	$176,425	$1,066,794
Allowance for bad debts	31,896	30,413
Inventory	63,125	60,746
Deferred rent	17,374	2,460
Other	93,508	97,673
Depreciation	24,902	63,632
Total deferred tax assets	407,250	1,321,718
Valuation allowance	-	(14,160)

Deferred Tax Assets	$407,250	$1,307,558

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance decreased by approximately $14,000 during the year ended November 30, 2021. This valuation is based on management estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes, that the estimate is adequate. The estimated valuation allowance is continually reviewed and as adjustments to the allowance become necessary, such adjustments are reflected in the current operations.

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2021	November 30, 2020
Current:
Federal	$-	$-
States	191,979	110,100

	191,979	110,100
Deferred:
Federal	711,244	(87,149)
States	189,064	(34,669)

	900,308	(121,818)

Provision for income taxes	$1,092,287	$(11,718)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $675,000 for federal and state purposes, which expire through 2025. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2021	2020
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	-	(27)%
State income taxes	7%	5%
Other	2%	-
Effective tax rate	30%	(1)%

NOTE J – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $190,000 for the year ended November 30, 2021, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company has a lease to rent additional warehouse space in Hong Kong through November 30, 2023. Annual minimum rental payments for this space are approximately $70,908.

The Company’s future minimum rental commitments at November 30, 2021 are as follows:

Twelve Months Ended November 30,

2022	$370,732
2023	312,226
2024	202,204
2025	206,248
2026	210,373
2027 and after	845,833

$2,147,616

Net rental expense for the years ended November 30, 2021 and November 30, 2020 were $430,248 and $390,285 respectively, of which $271,231 and $267,495 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 14% and 16% of net sales for year ended November 30, 2021 and two customers who accounted for 17% and 15% of net sales for the year ended November 30, 2020. The Company had one customer who accounted for 23% of accounts receivable at November 30, 2021 and one customer who accounted for 28% of accounts receivable at November 30, 2020.

NOTE M – MAJOR SUPPLIERS

During the years ended November 30, 2021 and November 30, 2020 there was one foreign supplier accounting for 34% and 39% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the year ended November 30, 2021, the Company purchased 42% of its products from Taiwan, 14% from Hong Kong, 39% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2021	2020
Canada	5,088,022	4,214,031
China	6,738,658	5,778,321
Other Asian Countries	3,650,343	1,989,028
South America	130,507	180,474
Europe	1,667,323	1,207,560

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the coronavirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. Although business has improved during 2021, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have an impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.