Form 10-Q
period 2022-02-28
SURGE COMPONENTS INC
filed 2022-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

The registrant’s common stock outstanding as of April 14, 2022, was 5,541,342  shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28, 2022	November 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$6,250,234	$6,511,588
Accounts receivable - net of allowance for doubtful accounts of $150,493 and $150,493	6,913,249	7,498,766
Inventory, net	6,003,767	5,293,085
Prepaid expenses and income taxes	24,444	245,277
Total current assets	19,191,694	19,548,716

Fixed assets – net of accumulated depreciation and amortization of $1,627,897 and $1,609,127	229,284	227,046
Operating Lease Right of Use Asset	1,592,770	1,534,429
Deferred income taxes	267,098	407,250
Other assets	34,299	34,299

Total assets	$21,315,145	$21,751,740

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28, 2022	November 30, 2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,503,280	$5,448,483
Operating lease liabilities, current maturities	362,478	299,824
Financing lease payable, current maturities	6,299	8,561
Accrued expenses and taxes	801,735	772,056
Accrued salaries	474,323	731,473
Total current liabilities	6,148,115	7,260,397
Operating lease liabilities net of current maturities	1,315,092	1,308,658

Total liabilities	7,463,207	8,569,055

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,515,342 and 5,515,342 shares issued and outstanding	5,515	5,515
Additional paid-in capital	17,023,454	17,023,454
Accumulated deficit	(3,177,041)	(3,846,294)
Total shareholders’ equity	13,851,938	13,182,685

Total liabilities and shareholders’ equity	$21,315,145	$21,751,740

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Net sales	$10,516,625	$8,156,302
Cost of goods sold	7,552,960	5,856,022
Gross profit	2,963,665	2,300,280

Operating expenses:
Selling and shipping expenses	700,978	681,132
General and administrative expenses	1,303,777	1,245,981
Depreciation and amortization	18,770	17,131
Total operating expenses	2,023,525	1,944,244

Income before other income and income taxes	940,140	356,036

Other (expense) income:
Interest expense	(182)	(383)
Other income	711	310

Other income (expense):	529	(73)

Income before income taxes	940,669	355,963

Income taxes	268,916	78,299

Net income	$671,753	$277,664
Dividends on preferred stock	2,500	2,500

Net income available to common shareholders	$669,253	$275,164

Net income per share available to common shareholders:
Basic	$.12	$.05
Diluted	$.12	$.05

Weighted Shares Outstanding:
Basic	5,515,342	5,439,928
Diluted	5,720,295	5,622,433

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Three months ended February 28, 2021 and February 28, 2022

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-
Stock option exercise	-	-	36,030	36	(36)	-	-
Net Income	-	-	-	-	-	277,664	277,664
Balance – February 28, 2021	10,000	$10	5,473,556	$5,473	$16,948,496	$(6,076,891)	$10,877,088

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,846,294)	$13,182,685
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	671,753	671,753
Balance – February 28, 2022	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,177,041)	$13,851,938

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$671,753	$277,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,770	17,131
Deferred income taxes	140,152	42,324
Allowance for doubtful accounts	-	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	585,517	717,381
Inventory	(710,682)	25,426
Prepaid expenses and income taxes	220,833	15,791
Other assets	10,747	12,137
Accounts payable	(945,269)	(345,841)
Accrued expenses	(229,971)	(83,209)

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(238,150)	678,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(21,008)	(178,473)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(21,008)	$(178,473)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Three Months Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	$(2,196)	$(2,061)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(2,196)	(2,061)

NET CHANGE IN CASH	(261,354)	498,270

CASH AT BEGINNING OF PERIOD	6,511,588	4,387,929

CASH AT END OF PERIOD	$6,250,234	$4,886,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$55,828

Interest paid	$182	$383

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

In December 2021, the Company changed its corporate domicile to Nevada.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Principles of Consolidation:

The consolidated financial statements include the accounts of Surge, Challenge, and Surge Limited (collectively the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the three months ended February 28, 2022 and February 28, 2021 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $629,000 and $618,000 for the three months ended February 28, 2022 and February 28, 2021 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $67,452 and $43,588 for the three months ended February 28, 2022 and February 28, 2021 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $2,736,000 and $1,933,000 for the three months ended February 28, 2022 and February 28, 2021 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2022 was $1,273,308. The Company, at February 28, 2022, has a reserve against slow moving and obsolete inventory of $332,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At February 28, 2022 and November 30, 2021, the Company’s uninsured cash balances totaled $4,937,734 and $5,447,093, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2022 and February 28, 2021.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $856 and $1,372 for the three months ended February 28, 2022 and February 29, 2021 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2022 and February 28, 2021 totaled 65,047 and 102,495, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2022	2021
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,041,787	1,022,556
Computer Equipment	487,423	485,646
Less-Accumulated Depreciation	(1,627,897)	(1,609,127)
Net Fixed Assets	$229,284	$227,046

Depreciation and amortization expense for the three months ended February 28, 2022 and February 29, 2021 was $18,770 and $17,131, respectively.

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

Future minimum lease payments under these financing lease obligations as of February 28, 2022 are as follows:

2022	$6,521

Total	$6,521
Less: interest portion	222
Present value of net minimum lease payments	$6,299
Less: current portion	6,299
Non-current portion	$-

Financing lease obligations mature as follows:

Twelve months ended February 28, 2022:

2022	$6,299

Principal payments remaining	$6,299

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of February 28, 2022, the balance on the Credit Line was $0. As of February 28, 2022, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2022	2021
Commissions	$290,687	$286,173
Preferred stock dividends	159,069	156,569
Other accrued expenses	351,979	329,314
	$801,735	$772,056

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $2,030,000 at November 30, 2021. Pension expense for the three months ended February 28, 2022 and February 28, 2021 was $371 and $1,449, respectively.

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

Dividends aggregating $159,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2021. The Company has accrued these dividends. At February 28, 2022, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2022.

[2] 2015 Incentive Stock Plan

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

In April 2021, a total of 26,786 shares were issued to the Company’s officers as a part of their 2021 bonus compensation under the 2015 stock plan. The Company recorded a cost of $75,000 relating to the issuance of these shares in the second quarter of 2021.

In March 2022, a total of 26,000 shared were issued to the Company’s officers as part of their bonus compensation under the 2015 stock plan.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended February 28, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2021	170,000	$1.41
Options issued in the three months ended February 28, 2022	-	$-
Options exercised in the three months ended February 28, 2022	-	$-
Options cancelled in the three months ended February 28, 2022	-	$-
Options outstanding at February 28, 2022	170,000	$1.41
Options exercisable at February 28, 2022	170,000	$1.41

The intrinsic value of the exercisable options at February 28, 2022 totaled $423,300. At February 28, 2022 the weighted average remaining life of the stock options is 3.15 years. At February 28, 2022, there was no unrecognized compensation cost related to the stock options granted under the plan.

[3] Compensation of Directors

Compensation for each non-employee director is $2,500 per month (and $3,500 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In May of 2021, this was increased to $3,000 per month for each non-employee director (and $4,000 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors)

NOTE I – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2022	2021
Deferred Tax Assets
Net operating loss	$12,514	$176,445
Allowance for bad debts	31,896	31,896
Inventory	81,523	63,125
Deferred rent	21,524	17,374
Other	91,046	93,508
Depreciation	28,595	24,902
Total deferred tax assets	267,098	407,250
Valuation allowance	-	-
Deferred Tax Assets	$267,098	$407,250

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

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2022	February 28, 2021
Current:
Federal	$71,425	$-
States	57,339	35,975
	128,764	35,975

Deferred:
Federal	110,720	42,324
States	29,432	-
	140,152	42,324
Provision for income taxes	$268,916	$78,299

The Company files a consolidated income tax return with its wholly-owned subsidiaries and has net operating loss carryforwards of approximately $48,000 for federal and state purposes, which expire through 2025. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three months ended
	February 28,	February 28,
	2022	2021
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	-%	(4)%
State income taxes	5%	5%
Other	3%	-
Effective tax rate	29%	22%

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

The Company’s future minimum rental commitments at February 28, 2022 are as follows:

Twelve Months Ended February 28,

2023	$362,478
2024	269,553
2025	203,212
2026	207,276
2027	211,422
2028 and after	792,366
$2,046,307

Net rental expense for the three months ended February 28, 2022 and February 28, 2021 were $111,572 and $106,217 respectively, of which $68,599 and $67,650 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had one customer who accounted for 18% of net sales for the three months ended February 28, 2022 and three customer who accounted for 15% and 14% and 11% of net sales for three months ended February 28, 2021. The Company had one customer who accounted for 19% of accounts receivable February 28, 2022 and two customers who accounted for 10% and 26% of accounts receivable at February 28, 2021.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the three months ended February 28, 2022 and February 28, 2021 there was one foreign supplier accounting for 32% and 34% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 28, 2022, the Company purchased 42% of its products from Taiwan, 17% from Hong Kong, 36% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 28,
	2022	2021
Canada	1,714,380	954,765
China	1,792,412	1,308,802
Other Asian Countries	410,884	413,640
South America	30,090	37,477
Europe	1,717,937	431,570

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. China’s massive population is subject to Covid spikes in different areas at different times. When this occurs an area can be locked down for two to three weeks. The Company, so far, has not been negatively impacted by these lockdowns but continues to watch this very closely. Although business has improved in the first quarter of 2022, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $67,452 and $43,588 for the three months ended February 28, 2022 and February 28, 2021 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2022 to be a year of continued change, in regards to pandemic healing, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has increased, and due to that fact, factories have increased our costs. Our year to date sales reflect strong growth and the Company has a strong backlog with customers due to the increased demand for products and the fact that customers are placing orders further into 2022 to cover their demand. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. Due to the radical increase of demand as the pandemic has eased, our lead times have stretched which could impact sales. The general supply chain challenges presents both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth, unless the general economic conditions deteriorate. The combination of new disruptors such as increased costs and longer lead times from factories to the Company could have negative impacts on the business in the future.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to impact the global economy. During the pandemic we did everything we could do to keep customers production running and keep operations as smooth and stable as possible, and we will continue to do our best to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Although the Company’s business has improved in the three months ended February 28, 2022 and our customers’ outlook for their business is stronger than it was previously, we cannot guarantee that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $63, 000.

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

Results of Operations

Consolidated net sales for the three months ended February 28, 2022 increased by $2,360,323 or 28.9%, to $10,516, 625 as compared to net sales of $8,156,302 for the three months ended February 28, 2021. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute the increase to the impact of the coronavirus in Asia, as well as customers ordering products further in advance due to supply issues in the three months ended February 28, 2022. Net sales for the three months ended February 28, 2022 and February 28, 2021 reflect $338,076 and $256,837 respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 28, 2022 increased by $663,385 to $2,963,665, or 28.8%, as compared to $2,300,280 for the three months ended February 28, 2021. Gross margin as a percentage of net sales remained flat at 28.2% for the three months ended February 28, 2022 and the three months ended February 28, 2021. We attribute the increase to an increase in sales volume in the three months ended February 28, 2022. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the three months ended February 28, 2022, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2022, the Company expects the effects of the tariffs to be similar to 2021.

Selling and shipping expenses for the three months ended February 28, 2022 was $700,978, an increase of $19,846, or 2.9%, as compared to $681,132 for three months ended February 28, 2021. We attribute the increase to an increase in commissions, auto and entertainment expenses, and offset by a decrease in salesman payroll and freight out costs.

General and administrative expenses for the three months ended February 28, 2022 was $1,303,777, an increase of $57,796, or 4.6%, as compared to $1,245,981 for the three months ended February 28, 2021. The increase is due primarily to increases in rent, temporary help and general insurance expenses, professional fees as well as salaries and related payroll taxes, directors fees and public company expenses, offset by decreases in settlement expenses due to a settlement with a customer in the three months ended February 28, 2021.

Depreciation expense for the three months ended February 28, 2022 was $18,770, an increase of $1,639, or 9.6%, as compared to $17,131 for the three months ended February 28, 2021. The increase is due to the company purchasing new equipment during the three months ended February 28, 2022.

Tax expense for the three months ended February 28, 2022 was $268,916, an increase of $190,617 as compared to a tax expense of $78,299 for the three months ended February 28, 2021 the changes result from our net income for such periods.

As a result of the foregoing, net income for the three months ended February 28, 2022 was $671,753, compared to a net income of $277,664 for the three months ended February 28, 2021.

Liquidity and Capital Resources

As of February 28, 2022 we had cash of $6,250,234, and working capital of $13,043,579. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the three months ended February 28, 2022, we had net cash flow used in operating activities of $(238,150), as compared to net cash flow provided by operating activities of $678,804 for the three months ended February 28, 2021. The decrease in cash flow from operating activities resulted from an increase in inventory and decrease in accounts payable and accrued expenses offset by increases in net income and a decrease in accounts receivable.

We had net cash flow used in investing activities of $(21,008) for the three months ended February 28, 2022, as compared to net cash flow used in investing activities of $(178,473) for the three months ended February 28, 2021. We attribute the change to the Company purchasing more new equipment during the three months ended February 28, 2021.

We had net cash flow used by financing activities of $(2,196) during the three months ended February 28, 2022 as compared to $(2,061) used in financing activities for three months ended February 28, 2021.

As a result of the foregoing, the Company had a net decrease in cash of $261,354 for the three months ended February 28, 2022, as compared to a net increase in cash of $498,270 for the three months ended February 28, 2021.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2022:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$6,299	$6,299	$-	$-	$-
Operating leases	$2,046,307	362,478	472,765	418,698	792,366
Total obligations	$2,052,606	$368,777	$472,765	$418,698	$792,366

Inflation

In the past two fiscal years, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

Interest Rate Sensitivity

We are not subject to interest rate sensitivities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2022 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2022 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 000-27688) filed with the Securities and Exchange Commission on January 24, 2022.

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K (File No. 000-27688) filed with the Securities and Exchange Commission on January 24, 2022.

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2016.

4.2	Amendment to the Rights Agreement dated as of October 6, 2019 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent filed with Form 10-Q on October 15, 2019.

10.1	Rental Agreement between Great American Realty and Surge Components dated July 28, 2020 as filed with the Form 10Q on October 15, 2020.

10.2	Rental Agreement between Great American Realty and Challenge Electronics dated July 28, 2020 as filed with the Form 10Q on October 15, 2020.

31.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: April 14, 2022	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)