Form 10-Q
period 2022-05-31
SURGE COMPONENTS INC
filed 2022-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

The registrant’s common stock outstanding as of July 14, 2022, was 5,541,342 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2022	November 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$7,572,173	$6,511,588
Accounts receivable - net of allowance for doubtful accounts of $170,186 and $150,493	9,252,998	7,498,766
Inventory, net	7,286,386	5,293,085
Prepaid expenses and income taxes	165,684	245,277
Total current assets	24,277,241	19,548,716

Fixed assets – net of accumulated depreciation and amortization of $1,647,198 and $1,609,127	219,235	227,046
Operating Lease Right of Use Asset	1,515,948	1,534,429
Deferred income taxes	247,111	407,250
Other assets	34,299	34,299

Total assets	$26,293,834	$21,751,740

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2022	November 30, 2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,560,272	$5,448,483
Operating lease liabilities, current maturities	358,148	299,824
Financing lease payable, current maturities	3,983	8,561
Accrued expenses and taxes	1,360,844	772,056
Accrued salaries	454,045	731,473
Total current liabilities	9,737,292	7,260,397
Operating lease liabilities net of current maturities	1,252,561	1,308,658

Total liabilities	10,989,853	8,569,055

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,541,342 and 5,515,342 shares issued and outstanding	5,541	5,515
Additional paid-in capital	17,613,060	17,023,454
Accumulated deficit	(2,314,630)	(3,846,294)
Total shareholders’ equity	15,303,981	13,182,685

Total liabilities and shareholders’ equity	$26,293,834	$21,751,740

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2022	2021	2022	2021
Net sales	$26,419,495	$17,748,762	$15,902,870	$9,592,460

Cost of goods sold	19,085,337	12,891,474	11,532,377	7,035,452

Gross profit	7,334,158	4,857,288	4,370,493	2,557,008

Operating expenses:
Selling and shipping expenses	1,678,075	1,275,383	977,097	594,251
General and administrative expenses	3,372,240	2,574,225	2,068,463	1,328,244
Depreciation and amortization	38,071	35,049	19,301	17,918

Total operating expenses	5,088,386	3,884,657	3,064,8612	1,940,413

Income before other income (expense) and income taxes	2,245,772	972,631	1,305,632	616,595

Other income (expense):
Other income PPP	-	449,700	-	449,700
Other income	1,524	614	813	304
Interest expense	(312)	(718)	(130)	(335)

Other income (expense)	1,212	449,596	683	449,669

Income before income taxes	2,246,984	1,422,227	1,306,315	1,066,264

Income taxes	712,820	440,455	443,904	362,156

Net income	1,534,164	981,772	862,411	704,108
Dividends on preferred stock	2,500	2,500	-	-

Net income available to common shareholders	$1,531,664	$979,272	$862,411	$704,108

Net income per share available to common shareholders:

Basic	$.28	$.18	$.16	$.13
Diluted	$.27	$.17	$.15	$.12

Weighted Shares Outstanding:

Basic	5,527,342	5,465,551	5,539,081	5,490,617
Diluted	5,735,397	5,644,805	5,747,136	5,669,871

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Six months ended May 31, 2021 and May 31, 2022

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	26,786	27	74,973	-	75,000
Stock option exercise	-	-	51,030	51	(51)	-	-
Net Income	-	-	-	-	-	981,772	981,772
Balance – May 31, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(5,372,783)	$11,656,196

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,846,294)	$13,182,685
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	26,000	26	97,474	-	97,500
Stock option exercise	-	-	-	-	492,132	-	492,132
Net Income	-	-	-	-	-	1,534,164	1,534,164
Balance – May 31, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$(2,314,630)	$15,303,981

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,534,164	$981,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,071	35,049
Gain on Forgiveness of debt	-	(449,700)
Deferred income taxes	160,139	330,452
Allowance for doubtful accounts	19,693	(389)
Stock Compensation	589,632	75,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,773,925)	(105,625)
Inventory	(1,993,301)	(372,041)
Prepaid expenses and income taxes	79,593	170,947
Other assets	20,708	23,850
Accounts payable	2,111,783	702,462
Accrued expenses	308,860	(25,128)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,095,423	1,366,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(30,260)	(192,397)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(30,260)	$(192,397)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of financing lease obligations	$(4,578)	$(4,171)

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,578)	(4,171)

NET CHANGE IN CASH	1,060,585	1,170,081

CASH AT BEGINNING OF PERIOD	6,511,588	4,387,929

CASH AT END OF PERIOD	$7,572,173	$5,558,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$202,213	$81,930

Interest paid	$312	$718

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the six months ended May 31, 2022 and May 31, 2021 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long-term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,596,000 and $1,769,000 for the six months ended May 31, 2022 and May 31, 2021 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $135,660 and $88,181 for the six months ended May 31, 2022 and May 31, 2021 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $6,471,000 and $3,870,000 for the six months ended May 31, 2022 and May 31, 2021 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2022 was $1,743,130. The Company at May 31, 2022, has a reserve against slow moving and obsolete inventory of $332,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2022 and November 30, 2021, the Company’s uninsured cash balances totaled $6,257,677 and $5,447,093, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2022 and May 31, 2021.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,959 and $2,164 for the six months ended May 31, 2022 and May 31, 2021 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2022 and May 31, 2021 totaled 251,945 and 90,746, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2022	2021
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,049,954	1,022,556
Computer Equipment	488,508	485,646
Less-Accumulated Depreciation	(1,647,198)	(1,609,127)
Net Fixed Assets	$219,235	$227,046

Depreciation and amortization expense for the six months ended May 31, 2022 and May 31, 2021 were $38,071 and $35,049, respectively.

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

Future minimum lease payments under these financing lease obligations as of May 31, 2022 are as follows:

2022	$4,077

Total	$4,077
Less: interest portion	94
Present value of net minimum lease payments	$3,983
Less: current portion	3,983
Non-current portion	$-

Financing lease obligations mature as follows:

Twelve months ended May 31, 2022:

2022	$3,983

Principal payments remaining	$3,983

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of May 31, 2022, the balance on the Credit Line was $0. As of May 31, 2022, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2022	2021
Commissions	$481,333	$286,173
Income taxes	401,442	-
Preferred stock dividends	159,069	156,569
Other accrued expenses	319,000	329,314
	$1,360,844	$772,056

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $2,030,000 at November 30, 2021. Pension expense for the six months ended May 31, 2022 and May 31, 2021 was $956 and $1,425, respectively.

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

Dividends aggregating $159,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2021. The Company has accrued these dividends. At May 31, 2022, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2022.

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

In March 2022, a total of 26,000 shared were issued to the Company’s officers as part of their bonus compensation under the 2015 stock plan. The Company recorded a cost of $97,500 relating to the issuance of these shares in the second quarter of 2022.

In March 2022, the Company granted stock options to (a) four non-employee directors to each purchase 20,000 shares of common stock, (b) one non-employee-director to purchase 30,000 shares of common stock, and (c) two Company officers to each purchase 40,000 shares of common stock at an exercise price of $3.55 per share, the market price of the common stock on the date of the grant. These options vest immediately and expire five years from the grant date. The Company recorded a cost of $492,132 related to the granting of these options.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended May 31, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2021	170,000	$1.41
Options issued in the six months ended May 31, 2022	190,000	$3.55
Options exercised in the six months ended May 31, 2022	-	$-
Options cancelled in the six months ended May 31, 2022	-	$-
Options outstanding at May 31, 2022	360,000	$2.54
Options exercisable at May 31, 2022	360,000	$2.54

The intrinsic value of the exercisable options at May 31, 2022 totaled $338,300. At May 31, 2022 the weighted average remaining life of the stock options is 3.90 years. At May 31, 2022, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2022	2021
Deferred Tax Assets
Net operating loss	$-	$176,445
Allowance for bad debts	36,651	31,896
Inventory	81,523	63,125
Other	67,258	110,882
Depreciation	61,679	24,902

Total deferred tax assets	247,111	407,250
Valuation allowance	-	-
Deferred Tax Assets	$247,111	$407,250

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

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2022	May 31, 2021
Current:
Federal	$406,614	$-
States	146,067	110,003
	552,681	110,003

Deferred:
Federal	124,908	269,945
States	35,231	60,507
	160,139	330,452
Provision for income taxes	$712,820	$440,455

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six months ended
	May 31,	May 31,
	2022	2021
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	-%	5%
State income taxes	5%	5%
Other	6	-
Effective tax rate	32%	31%

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

The Company’s future minimum rental commitments at May 31, 2022 are as follows:

Twelve Months Ended May 31,

2023	$358,148
2024	239,674
2025	208,304
2026	212,470
2027	216,718
2028 and after	522,180
$1,757,494

Net rental expense for the six months ended May 31, 2022 and May 31, 2021 were $221,903 and $211,918 respectively, of which $137,198 and $135,299 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had one customer who accounted for 18% of net sales for the six months ended May 31, 2022 and two customers who each accounted for 15% and 14% of net sales for the six months ended May 31, 2021. The Company had one customer who accounted for 18% of accounts receivable May 31, 2022 and 22% of accounts receivable at May 31, 2021.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the six months ended May 31, 2022 and May 31, 2021 there was one foreign supplier accounting for 31% and 33% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May, 2022, the Company purchased 40% of its products from Taiwan, 13% from Hong Kong, 33% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2022	2021
Canada	4,262,536	2,028,979
China	3,714,505	3,004,843
Other Asian Countries	1,169,676	1,328,639
South America	68,975	59,931
Europe	872,540	831,769

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. China’s massive population is subject to Covid spikes in different areas at different times. When this occurs an area can be locked down for two to three weeks. The Company, so far, has not been negatively impacted by these lockdowns but continues to watch this very closely. Although business has improved in the first half of 2022, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain may have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements are based on our management’s beliefs, assumptions, and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events, or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to the timing for our planned manufacturing expansion, the benefits of our products, customer leads, product sales, financings, or the commercial viability of, and prospects for, our business model. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events (including, without limitation, those related to our planned manufacturing capacity expansion and our sales and marketing initiatives) could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially and adversely from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of significant risks and uncertainties, including without limitation those described from time to time in our reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the risk factors and other disclosures contained in our Annual Report on Form 10-K for the period ended November 30, 2021.

Surge Components, Inc., and its wholly owned subsidiaries are referred to in this discussion as the “Company”, “we”, “our”, or “us”. “Common stock” refers to the common stock of the Company.

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $135,660 and $88,181 for the six months ended May 31, 2022 and May 31, 2021 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have an engineer on our staff who works with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state. Challenge also at times handles the brokering of certain products, helping their customers find parts that that regular suppliers can’t deliver.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2022 to be a year of continued change, in regards to pandemic healing, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has increased, and due to that fact, factories have increased our costs. Our year-to-date sales reflect strong growth and the Company has a strong backlog with customers due to the increased demand for products and the fact that customers are placing orders further into 2022. The Company has also been able to handle the brokering of certain semiconductor products, helping their customers to keep product lines up and running by locating products that their regular suppliers can’t deliver. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. Due to the radical increase of demand as the pandemic has eased, our lead times have stretched which could impact sales. The general supply chain challenges presents both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth, unless the general economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand for certain consumer goods such as PC’s and smartphones and the possibility of a recession in 2023. These economic conditions could have a negative impact on sales in the second half of 2022 and in 2023. The combination of disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future.

Known Factors, Trends and Risks Impacting Our Business

Inflation

In the past two fiscal years, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

Interest Rate Sensitivity

We are not subject to interest rate sensitivities.

Impact of Covid-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to impact the global economy. During the pandemic we did everything we could do to keep customers production running and keep operations as smooth and stable as possible, and we will continue to do our best to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Spikes of Covid that may cause China lockdowns can have an adverse impact on manufacturing stability and the ability of our Asia salespeople to visit customers. Although the Company’s business has improved in the six months ended May 31, 2022 and our customers’ outlook for their business is stronger than it was previously, we cannot guarantee that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

Critical Accounting Estimates

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $76,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products. The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Consolidated net sales for the six months ended May 31, 2022 increased by $8,670,733 or 48.9%, to $26,419,495 as compared to net sales of $17,748,762 for the six months ended May 31, 2021. Consolidated net sales for the three months ended May 31, 2022 increased by $6,310,410 or 65.8%, to $15,902,870 as compared to net sales of $9,592,460 for the three months ended May 31, 2021. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute some of the increase in sales during the six and three months ended May 31, 2022 to one of the Company’s divisions brokering certain products. In Brokering, the Company helps customers find parts that their regular suppliers can not deliver. Net sales for the six months ended May 31, 2022 and May 31, 2021 reflect $686,298 and $459,629, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2022 increased by $2,476,870 to $7,334,158, or 51%, as compared to $4,857,288 for the six months ended May 31, 2021. Gross margin as a percentage of net sales increased to 27.8% for the six months ended May 31, 2022 compared to 27.4% for the six months ended May 31, 2021. Gross profit for the three months ended May 31, 2022 increased by $1,813,485 to $4,370,493, or 70.9%, as compared to $2,557,008 for the three months ended May 31, 2021. Gross margin as a percentage of net sales increased to 27.5% for the three months ended May 31, 2022 compared to 26.7% for the three months ended May 31, 2021. We attribute the increase in gross margin to an increase in sales volume in the six and three months ended May 31, 2022. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the six months ended May 31, 2022, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company also moved some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the second half of 2022, the Company expects the effects of the tariffs to be similar to 2021.

Selling and shipping expenses for the six months ended May 31, 2022 was $1,678,075, an increase of $402,692, or 31.6%, as compared to $1,275,383 for six months ended May 31, 2021. Selling and shipping expenses for the three months ended May 31, 2022 was $977,097, an increase of $382,846, or 64.4%, as compared to $594,251 for three months ended May 31, 2021. We attribute the increase to an increase in salesman payroll and commission expenses, as well as auto, travel and entertainment expenses and messenger and delivery expenses. These increases were offset by a decrease in freight out costs.

General and administrative expenses for the six months ended May 31, 2022 was $3,372,240, an increase of $798,015, or 31.0%, as compared to $2,574,225 for the six months ended May 31, 2021. General and administrative expenses for the three months ended May 31, 2022 was $2,068,463, an increase of $740.220, or 55.7% as compared to $1,328,244 for the three months ended May 31, 2021. The increase for the six months ended May 31 2022 is due primarily to increases in rent, utilities, health insurance and general insurance expenses, professional fees, office expenses as well as salaries and related payroll taxes, directors fees, bad debt expenses, option expenses and public company expenses. These increases were offset by decreases in consulting expenses as well as settlement expenses due to a settlement with a customer in the six months ended May 31, 2021. The increase for the three months ended May 31, 2022 is due primarily to increases in rent, utilities, payroll and office expenses and general insurance expenses, as well as directors fees, option expense, public company expenses, bank charges and bad debt expenses and were offset by decreases in professional fees, temporary help expenses and consulting expenses.

Depreciation expense for the six months ended May 31, 2022 was $38,071, an increase of $3,022, or 8.6%, as compared to $35,049 for the six months ended May 31, 2021. Depreciation expense for the three months ended May 31, 2022 was $19,301, an increase of $1,383, or 7.7%, as compared to $17,918 for the three months ended May 31, 2021. The increase is due to the company purchasing new equipment during the six months ended May 31, 2022.

Tax expense for the six months ended May 31, 2022 was $712,820, an increase of $272,365 as compared to a tax expense of $440,455 for the six months ended May 31, 2021. Tax expense for the three months ended May 31, 2022 was $443,904, an increase of $81,748 as compared to a tax expense of $362,156 for the three months ended May 31, 2021. The changes result from our increase in net income for such periods.

As a result of the foregoing, net income for the six months ended May 31, 2022 was $1,534,164, compared to a net income of $981,772 for the six months ended May 31, 2021. The net income for the three months ended May 31, 2022 was $862.411, compared to a net income of $704,108 for the three months ended May 31, 2021.

Liquidity and Capital Resources

As of May 31, 2022 we had cash of $7,572,173, and working capital of $14,539,949. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months [and beyond]. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the six months ended May 31, 2022, we had net cash flow provided by operating activities of $1,095,423, as compared to net cash flow provided by operating activities of $1,366,649 for the six months ended May 31, 2021. The decrease in cash flow from operating activities resulted from an increase in inventory and increase in accounts receivable, offset by increases in net income, stock based compensation and accounts payable.

We had net cash flow used in investing activities of $(30,260) for the six months ended May 31, 2022, as compared to net cash flow used in investing activities of $(192,397) for the six months ended May 31, 2021. We attribute the change to the Company purchasing more new equipment during the six months ended May 31, 2021 than in 2022.

We had net cash flow used by financing activities of $(4,578) during the six months ended May 31, 2022 as compared to $(4,171) provided by financing activities for six months ended May 31, 2021.

As a result of the foregoing, the Company had a net increase in cash of $1,060,585 for the six months ended May 31, 2022, as compared to a net increase in cash of $1,170,081 for the six months ended May 31, 2021.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2022:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$3,983	$3,983	$-	$-	$-
Operating leases	$1,757,494	358,148	447,978	429,188	522,180
Total obligations	$1,761,477	$362,131	$447,978	$429,188	$522,180

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2022 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2022 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 15, 2022	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)