Form 10-Q
period 2022-08-31
SURGE COMPONENTS INC
filed 2022-10-17
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

The registrant’s common stock outstanding as of October 14, 2022, was 5,541,342 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2022	November 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$7,694,084	$6,511,588
Accounts receivable - net of allowance for doubtful accounts of $173,565 and $150,493	8,417,565	7,498,766
Inventory, net	6,985,142	5,293,085
Prepaid expenses and income taxes	169,564	245,277
Total current assets	23,266,355	19,548,716

Fixed assets – net of accumulated depreciation and amortization of $1,667,926 and $1,609,127	216,598	227,046
Operating Lease Right of Use Asset	1,439,126	1,534,429
Deferred income taxes	205,653	407,250
Other assets	34,299	34,299

Total assets	$25,162,031	$21,751,740

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31, 2022	November 30, 2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,716,931	$5,448,483
Operating lease liabilities, current maturities	332,767	299,824
Financing lease payable, current maturities	1,613	8,561
Accrued expenses and taxes	979,213	772,056
Accrued salaries	384,320	731,473
Total current liabilities	7,414,844	7,260,397
Operating lease liabilities net of current maturities	1,210,284	1,308,658

Total liabilities	8,625,128	8,569,055

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,541,342 and 5,515,342 shares issued and outstanding	5,541	5,515
Additional paid-in capital	17,613,060	17,023,454
Accumulated deficit	(1,081,708)	(3,846,294)
Total shareholders’ equity	16,536,903	13,182,685

Total liabilities and shareholders’ equity	$25,162,031	$21,751,740

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2022	2021	2022	2021
Net sales	$40,375,448	$28,381,036	$13,955,954	$10,632,274

Cost of goods sold	29,412,362	20,437,035	10,327,025	7,545,561

Gross profit	10,963,086	7,944,001	3,628,929	3,086,713

Operating expenses:
Selling and shipping expenses	2,501,208	1,893,729	823,133	618,346
General and administrative expenses	4,767,820	3,770,917	1,395,580	1,196,692
Depreciation and amortization	58,799	52,573	20,728	17,524

Total operating expenses	7,327,827	5,717,219	2,239,441	1,832,562

Income before other income (expense) and income taxes	3,635,259	2,226,782	1,389,488	1,254,151

Other income (expense):
Other income PPP	-	449,700	-	-
Other income	28,925	917	27,401	303
Interest expense	(386)	(1,004)	(74)	(286)

Other income (expense)	28,539	449,613	27,327	17

Income before income taxes	3,663,798	2,676,395	1,416,815	1,254,168

Income taxes	894,212	813,383	181,392	372,928

Net income	2,769,586	1,863,012	1,235,423	881,240
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income available to common shareholders	$2,764,586	$1,858,012	$1,232,923	$878,740

Net income per share available to common shareholders:

Basic	$.50	$.34	$.22	$.16
Diluted	$.48	$.33	$.22	$.15

Weighted Shares Outstanding:

Basic	5,532,043	5,482,269	5,541,342	5,515,342
Diluted	5,733,616	5,662,729	5,742,915	5,695,801

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Nine months ended August 31, 2021 and August 31, 2022

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924
Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	26,786	27	74,973	-	75,000
Stock option exercise	-	-	51,030	51	(51)	-	-
Net Income	-	-	-	-	-	1,863,012	1,863,012
Balance – August 31, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(4,494,043)	$12,534,936

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,846,294)	$13,182,685
Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	26,000	26	97,474	-	97,500
Stock option issuance	-	-	-	-	492,132	-	492,132
Net Income	-	-	-	-	-	2,769,586	2,769,586
Balance – August 31, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$(1,081,708)	$16,536,903

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2022	August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,769,586	$1,863,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,799	52,573
Gain on Forgiveness of debt	-	(449,700)
Deferred income taxes	201,597	664,034
Allowance for doubtful accounts	23,072	5,675
Stock Compensation	589,632	75,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(941,871)	(1,316,587)
Inventory	(1,692,057)	(792,929)
Prepaid expenses and income taxes	75,713	172,913
Other assets	29,872	36,107
Accounts payable	268,448	1,019,659
Accrued expenses	(144,996)	(32,491)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,237,729	1,297,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(48,351)	(192,397)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(48,351)	$(192,397)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Nine Months Ended
	August 31, 2022	August 31, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of financing lease obligations	$(6,948)	$(6,331)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,948)	(6,331)

NET CHANGE IN CASH	1,182,496	1,098,538

CASH AT BEGINNING OF PERIOD	6,511,588	4,387,929

CASH AT END OF PERIOD	$7,694,084	$5,486,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$617,291	$156,793

Interest paid	$386	$1,004

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2022 and August 31, 2021 may not be representative of those for the full fiscal year or any future periods.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

Revenue is recognized for products sold by the Company when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured, and title and risk of loss have been transferred to the customer. This occurs when product is shipped from the Company’s warehouse.

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long-term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,787,000 and $3,677,000 for the nine months ended August 31, 2022 and August 31, 2021 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $159,796 and $169,360 for the nine months ended August 31, 2022 and August 31, 2021 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $10,592,000 and $5,992,000 for the nine months ended August 31, 2022 and August 31, 2021 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2022 was $1,571,261. The Company at August 31, 2022, has a reserve against slow moving and obsolete inventory of $332,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At August 31, 2022 and November 30, 2021, the Company’s uninsured cash balances totaled $6,379,588 and $5,447,093, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2018, and state tax examinations for years before fiscal years ending November 30, 2017. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2022 and August 31, 2021

(8) Cash Equivalents:

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $2,719 and $2,977 for the nine months ended August 31, 2022 and August 31, 2021 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2022 and August 31, 2021 totaled 258,427 and 89,541, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2022	2021
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,062,449	1,022,556
Computer Equipment	494,104	485,646
Less-Accumulated Depreciation	(1,667,926)	(1,609,127)
Net Fixed Assets	$216,598	$227,046

Depreciation and amortization expense for the nine months ended August 31, 2022 and August 31, 2021 were $58,799 and $52,573, respectively.

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

Future minimum lease payments under these financing lease obligations as of August 31, 2022 are as follows:

2022	$1,632

Total	$1,632
Less: interest portion	19
Present value of net minimum lease payments	$1,613
Less: current portion	1,613
Non-current portion	$-

Financing lease obligations mature as follows:

Twelve months ended August 31, 2022:

2022	$1,613

Principal payments remaining	$1,613

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of August 31, 2022, the balance on the Credit Line was $0. As of August 31, 2022, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2022	2021
Commissions	$338,834	$286,173
Income taxes	179,447	-
Preferred stock dividends	161,569	156,569
Other accrued expenses	299,363	329,314
	$979,213	$772,056

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $2,030,000 at November 30, 2021. Pension expense for the nine months ended August 31, 2022 and August 31, 2021 was $898 and $4,718, respectively.

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

Dividends aggregating $159,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2021. The Company has accrued these dividends. At August 31, 2022, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2022.

[2] 2015 Incentive Stock Plan

In November 2015, the Company adopted, and the shareholders ratified, the 2015 Incentive Stock Plan (“2015 Stock Plan”). The 2015 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,500,000 common shares.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended August 31, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2021	170,000	$1.41
Options issued in the nine months ended August 31, 2022	190,000	$3.55
Options exercised in the nine months ended August 31, 2022	-	$-
Options cancelled in the nine months ended August 31, 2022	-	$-
Options outstanding at August 31, 2022	360,000	$2.54
Options exercisable at August 31, 2022	360,000	$2.54

The intrinsic value of the exercisable options at August 31, 2022 totaled $329,800. At August 31, 2022 the weighted average remaining life of the stock options is 2.76 years. At August 31, 2022, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2022	2021
Deferred Tax Assets
Net operating loss	$-	$176,445
Allowance for bad debts	36,651	31,896
Inventory	81,523	63,125
Other	55,431	110,882
Depreciation	32,048	24,902

Total deferred tax assets	205,653	407,250
Valuation allowance	-	-
Deferred Tax Assets	$205,653	$407,250

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

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2022	August 31, 2021
Current:
Federal	$520,869	$-
States	171,746	149,349
	692,615	149,349

Deferred:
Federal	159,266	524,587
States	42,331	139,447
	201,597	664,034
Provision for income taxes	$894,212	$813,383

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine months ended
	August 31,	August 31,
	2022	2021
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	-	4%
State income taxes	5%	5%
Other	(2)%	-
Effective tax rate	24%	30%

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

The Company’s future minimum rental commitments at August 31, 2022 are as follows:

Twelve Months Ended August 31,

2023	$332,767
2024	222,953
2025	209,332
2026	213,518
2027	217,788
2028 and after	467,644
$1,664,002

Net rental expense for the nine months ended August 31, 2022 and August 31, 2021 were $334,512 and $318,472 respectively, of which $205,797 and $202,949 respectively, was paid to the Related Company.

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

The Company’s compensation committee may award these officers with periodic bonuses and will review the base salary amounts for each of the officers on an annual basis to determine if any changes to the base salary amounts need to be made. Pursuant to the employment agreements, the officers are prohibited from engaging in activities which are competitive with those of the Company during their employment with the Company and for one year following termination. If the agreement is terminated other than for cause, the officer would be entitled to all base salary earned through the date of termination, accrued but unused vacation, all vested equity, and bonus amounts payable to the officer through the date of termination. The officers would also be entitled to receive an additional thirty-six months of annual compensation equal to the average of his base salary and bonus for the three calendar years prior to the date of termination, payable in accordance with the Company’s regular payroll practice over a 52-week period.

NOTE L – MAJOR CUSTOMERS

The Company had two customers who accounted for 11% and 20% of net sales for the nine months ended August 31, 2022 and two customers who each accounted for 15% and 14% of net sales for the nine months ended August 31, 2021. The Company had one customer who accounted for 23% of accounts receivable August 31, 2022 and one customer who accounted for 22% of accounts receivable at August 31, 2021.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the nine months ended August 31, 2022 and August 31, 2021 there was one foreign supplier accounting for 33% and 34% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the nine months ended August 31, 2022, the Company purchased 42% of its products from Taiwan, 12% from Hong Kong, 36% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2022	2021
Canada	7,022,916	3,208,388
China	6,894,691	4,761,293
Other Asian Countries	1,674,555	2,674,402
South America	108,496	84,910
Europe	1,803,648	1,009,047

Revenues are attributed to countries based on location of customer.

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. China’s massive population is subject to Covid spikes in different areas at different times. When this occurs an area can be locked down for two to three weeks. The Company, so far, has not been negatively impacted by these lockdowns but continues to watch this very closely. Although business has improved in 2022, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain may have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $159,796 and $169,360 for the nine months ended August 31, 2022 and August 31, 2021 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2022 to be a year of continued change, in regards to pandemic healing, inflation and general economic conditions, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has increased, and due to that fact, factories have increased our costs. Our year-to-date sales reflect strong growth and the Company has a strong backlog with customers due to the increased demand for products and the fact that customers are placing orders further into 2023. The Company has also been able to handle the brokering of certain semiconductor products, helping their customers to keep product lines up and running by locating products that their regular suppliers can’t deliver. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. . The general supply chain challenges presents both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth, unless the general economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand for certain consumer goods such as PC’s and smartphones and the possibility of a recession in 2023. These economic conditions could have a negative impact on sales in the remainder of 2022 and in 2023. The combination of disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future.

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

Impact of Covid-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to impact the global economy. During the pandemic we did everything we could do to keep customers production running and keep operations as smooth and stable as possible, and we will continue to do our best to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Spikes of Covid that may cause China lockdowns can have an adverse impact on manufacturing stability and the ability of our Asia salespeople to visit customers. Although the Company’s business has improved in the nine months ended August 31, 2022 and our customers’ outlook for their business is stronger than it was previously, we cannot guarantee that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $73,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products. The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Results of Operations

Consolidated net sales for the nine months ended August 31, 2022 increased by $11,994,412 or 42.3%, to $40,375,448 as compared to net sales of $28,381,036 for the nine months ended August 31, 2021. Consolidated net sales for the three months ended August 31, 2022, increased by $3,323,680 or 31.3%, to $13,955,954 as compared to net sales of $10,632,274 for the three months ended August 31, 2021. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute some of the increase in sales during the nine and three months ended August 31, 2022, to one of the Company’s divisions brokering certain products. In Brokering, the Company helps customers find parts that their regular suppliers can not deliver. Net sales for the nine months ended August 31, 2022, and August 31, 2021 reflect $1,035,423 and $611,252, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the nine months ended August 31, 2022, increased by $3,019,085 to $10,963,086, or 38%, as compared to $7,944,001 for the nine months ended August 31, 2021. Gross margin as a percentage of net sales decreased to 27.2% for the nine months ended August 31, 2022, compared to 28% for the nine months ended August 31, 2021. Gross profit for the three months ended August 31, 2022, increased by $542,216 to $3,628,929, or 17.6%, as compared to $3,086,713 for the three months ended August 31, 2021. Gross margin as a percentage of net sales decreased to 26% for the three months ended August 31, 2022, compared to 29% for the three months ended August 31, 2021. We attribute the increase in gross margin to an increase in sales volume in the nine and three months ended August 31, 2022. We attribute the decreae in gross margin as a perentage of sales to the Company selling certain products at a lower profit marging. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the nine months ended August 31, 2022, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company also moved some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the remainder of 2022, the Company expects the effects of the tariffs to be similar to 2021.

Selling and shipping expenses for the nine months ended August 31, 2022 was $2,501,208, an increase of $607,479, or 32.1%, as compared to $1,893,729 for nine months ended August 31, 2021. Selling and shipping expenses for the three months ended August 31, 2022 was $823,133, an increase of $204,787, or 33.1%, as compared to $618,346 for three months ended August 31, 2021. We attribute the increase to an increase in salesman payroll and commission expenses, as well as auto, travel and entertainment expenses and messenger and delivery expenses. These increases were offset by a decrease in freight out costs.

General and administrative expenses for the nine months ended August 31, 2022 was $4,767,820, an increase of $996,903, or 26.4%, as compared to $3,770,917 for the nine months ended August 31, 2021. General and administrative expenses for the three months ended August 31, 2022 was $1,395,580, an increase of $198,888, or 16.6% as compared to $1,196,692 for the three months ended August 31, 2021. The increase for the nine and three months ended August 31, 2022 is due primarily to increases in rent, utilities, health insurance and general insurance expenses, professional fees, office expenses as well as salaries and related payroll taxes, directors fees, bad debt expenses, consulting expenses, option expenses and public company expenses. These increases were offset by decreases in computer expenses as well as settlement expenses due to a settlement with a customer in the nine months ended August 31, 2021.

Depreciation expense for the nine months ended August 31, 2022 was $58,799, an increase of $6,226, or 11.8%, as compared to $52,573 for the nine months ended August 31, 2021. Depreciation expense for the three months ended August 31, 2022 was $20,728, an increase of $3,204, or 18.3%, as compared to $17,524 for the three months ended August 31, 2021. The increase is due to the company purchasing new equipment during 2021 and 2022.

Tax expense for the nine months ended August 31, 2022 was $894,212, an increase of $80,829 as compared to a tax expense of $813,383 for the nine months ended August 31, 2021. Tax expense for the three months ended August 31, 2022 was $181,392, a decrease of $191,536 as compared to a tax expense of $372,928 for the three months ended August 31, 2021. The changes result from our increase in net income for such periods.

As a result of the foregoing, net income for the nine months ended August 31, 2022 was $2,769,586, compared to a net income of $1,863,012 for the nine months ended August 31, 2021. The net income for the three months ended August 31, 2022 was $1,235,423, compared to a net income of $881,240 for the three months ended August 31, 2021.

Liquidity and Capital Resources

As of August 31, 2022 we had cash of $7,694,084, and working capital of $15,851,511. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the nine months ended August 31, 2022, we had net cash flow provided by operating activities of $1,237,795, as compared to net cash flow provided by operating activities of $1,297,266 for the nine months ended August 31, 2021. The decrease in cash flow from operating activities resulted from an increase in inventory and a smaller increase in accounts payable, offset by increases in net income, stock based compensation and a smaller increase in accounts receivable.

We had net cash flow used in investing activities of $(48,351) for the nine months ended August 31, 2022, as compared to net cash flow used in investing activities of $(192,397) for the nine months ended August 31, 2021. We attribute the change to the Company purchasing more new equipment during the nine months ended August 31, 2021 than in 2022.

We had net cash flow used by financing activities of $(6,948) during the nine months ended August 31, 2022 as compared to $(6,331) provided by financing activities for nine months ended August 31, 2021.

As a result of the foregoing, the Company had a net increase in cash of $1,182,496 for the nine months ended August 31, 2022, as compared to a net increase in cash of $1,098,538 for the nine months ended August 31, 2021.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2022:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Capital Lease Obligations	$1,613	$1,613	$-	$-	$-
Operating leases	$1,664,002	332,767	432,285	431,306	467,644
Total obligations	$1,665,615	$334,380	$432,285	$431,306	$467,644

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2022 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2022 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 17, 2022	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)