Form 10-K
period 2022-11-30
SURGE COMPONENTS INC
filed 2023-02-28
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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

As of May 31, 2022, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $10.1 million.

The registrant’s common stock outstanding as of February 24, 2023, was 5,541,342 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $249,248 and $186,566 for the fiscal years ended November 30, 2022 (“Fiscal 2022”) and November 30, 2021 (“Fiscal 2021”), respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have engineers on our staff who work with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state Challenge also at times handles the brokering of certain products, helping their customers find parts that that regular suppliers can’t deliver.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2022 and Fiscal 2021, capacitors accounted for approximately 30% and 29% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2022 and Fiscal 2021. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 33% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2022.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2022, we maintained inventory valued at $6,408,551.

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

Product Availability

Surge and Challenge obtain a significant amount of their products from manufacturers in Asia. Of the total goods purchased by Surge and Challenge in Fiscal 2022, those foreign manufactured products were supplied from manufacturers in Taiwan (42%), Hong Kong (13%), elsewhere in Asia (37%) and overseas outside of Asia (less than 1%). The Company purchases the balance of its products from the United States. The Company purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2022 and Fiscal 2021, one of Surge’s vendors, Lelon Electronics, accounted for approximately 33% and 34% of Surge’s consolidated purchases, respectively. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

Marketing and Sales

Surge’s sales efforts are directed towards Original Equipment Manufacturer (OEM) customers in numerous industries where the products that we sell have wide application. Surge currently employs nine sales and marketing personnel, not including two of its executive officers, who are responsible for certain key customer relationships. In addition, Surge has expanded its sales team, hiring a Europe manager based in London as well as one based in China.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers accounted for 12% and 21% of net sales for Fiscal 2022, and 14% and 16% of net sales for Fiscal 2021. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Backlog

As of November 30, 2022, our backlog was approximately $18,408,000, as compared with $27,326,000 at November 30, 2021. Substantially all backlog is expected to be shipped by us within 365 days of booking date. Due to the economic downturn, some of the Company’s customers have cancelled orders while others are not placing as many new orders. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2022, Surge and Challenge employed 46 persons, two of whom are employed in executive capacities, nine are engaged in sales, five in engineering, four in purchasing, seven in administrative capacities, fourteen in customer service, two in accounting and three in warehousing. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 33% and 34% of the Company’s consolidated purchases in the years ending November 30, 2022 and November 30, 2021. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2022, approximately 12% and 21% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

Approximately 93% of the total goods which we purchased in Fiscal 2022 were manufactured in foreign countries, with the majority purchased from Taiwan (42%), Hong Kong (13%), elsewhere in Asia (37%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

Risks Related to our Common Stock

Our common stock is quoted on the OTC Market, which may limit the liquidity and price of our common stock more than if our common stock were listed on the Nasdaq Stock Market or another national exchange.

Our securities are currently quoted on the OTC Market, an inter-dealer electronic quotation and trading system or equity securities. Quotation of our securities on the OTC Market may limit the liquidity and price of our securities more than if our securities were listed on The Nasdaq Stock Market or another national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC quoted company, we do not attract the extensive analyst coverage that accompanies companies listed on national exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Market. These factors may have an adverse impact on the trading and price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 East Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2030 and our monthly rent for the year ended November 30, 2022 was $16,142 We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

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

As of the date of the filing of this report, there are 5,541,342 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 176 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2022 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a (c)
Equity compensation plan approved by security holders (1)	360,000	$2.54	1,190,615

Equity compensation plan not yet approved by security holders	-	-	-

Total	360,000	$2.54	1,190,615

(1)	Represents the Company’s 2015 Incentive Stock Plan.

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

Item 6. [Reserved]

None.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $249,248 and $186,566 for the fiscal year ended November 30, 2022 and November 30, 2021 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have engineers on our staff who work with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state. Challenge also at times handles the brokering of certain products, helping their customers find parts that that regular suppliers can’t deliver.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base. The Company has also made progress in expanding its footprint in China and Europe by hiring key sales managers in thise areas.

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2023 to be a year of continued change, in regards to pandemic healing, inflation and general economic conditions, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has continued to increase, and due to that fact, our costs have increased. Our 2023 year-to-date sales reflect strong growth and the Company has a strong backlog with customers due to the increased demand for products and the fact that customers are placing orders further into 2023. The Company has also been able to handle the brokering of certain semiconductor products, helping their customers to keep product lines up and running by locating products that their regular suppliers can’t deliver. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth, unless the general economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand for certain consumer goods such as PC’s and smartphones and the possibility of a recession in 2023. These economic conditions could have a negative impact on sales in 2023. The combination of disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. As economic conditions have deteriorated, it has impacted the Company’s business. Customers have pushed back delivery dates and in some cases required cancellations. We are watching closely as customers adjust their inventory levels to reflect this new business demand, and the Company will respond accordingly.

Impact of Covid-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to impact the global economy. During the pandemic we did everything we could do to keep customers production running and keep operations as smooth and stable as possible, and we will continue to do our best to do so. The Company has experienced order cancellations and order hold notices from customers and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted more or less based on the Covid status in that region. Spikes of Covid that may cause China lockdowns can have an adverse impact on manufacturing stability and the ability of our Asia salespeople to visit customers. Although the Company’s business has improved in the Fiscal year ended November 30, 2022 and our customers’ outlook for their business is stronger than it was previously, we cannot guarantee that the increase in subsequent quarters will continue as the coronavirus conditions may change. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $67,000.

The Company does not have price protection agreements with any of its vendors and assumes the risk of changes in the prices of its products. The Company does not believe there to be a significant risk with regards to the lack of price protection agreements as many of its inventory items are purchased to fulfill purchase orders received.

Income Taxes

We have made a number of estimates and assumptions relating to the reporting of a deferred income tax asset to prepare our financial statements in accordance with generally accepted accounting principles. These estimates may have a significant impact on our valuation allowance relating to deferred income taxes. Our estimates could materially impact the financial statements.

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2022 increased by $12,082,533 or 30.3%, to $51,910,790 as compared to net sales of $39,828,257 for the fiscal year ended November 30, 2021. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute some of the increase in sales during the fiscal year ended November 30, 2022, to one of the Company’s divisions brokering certain products. In Brokering, the Company helps customers find parts that their regular suppliers can not deliver. Net sales for the fiscal years ended November 30, 2022 and November 30, 2021 reflect $1,477,031 and $862,854, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the fiscal year ended November 30, 2022 increased by $3,431,641 to $14,317,421, or 31.5%, as compared to $10,885,780 for the fiscal year ended November 30, 2021. Gross margin as a percentage of net sales increased to 27.6% for the fiscal year ended November 30, 2022 compared to 27.3% for the fiscal year ended November 30, 2021. The increase can be attributed to the increase in sales volume as well as offset by certain products being sold at a higher profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2022, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the fiscal year ended November 30, 2022 was $3,305,714, an increase of $719,107, or 27.8%, as compared to $2,586,607 for the fiscal year ended November 30, 2021. We attribute the increase to increases in sales and the resulting selling expenses such as commission expenses, travel and entertainment expenses, sales payroll and auto expenses, offset by decreases in freight out expenses.

General and administrative expenses for the fiscal year ended November 30, 2022 was $6,210,892, an increase of $1,135,086, or 22.4%, as compared to $5,075,806 for the fiscal year ended November 30, 2021. The increase is due primarily to increases in salaries and related payroll taxes, rental expenses, professional fees and office expenses as well as health and general insurance expenses and temporary help expenses and consulting and directors fees, public company expenses and warehouse expenses offset by decreases in computer expenses, bad debt expenses and settlement expenses.

Depreciation expense for the fiscal year ended November 30, 2022 was $78,398, an increase of $8,300, or 11.8%, as compared to $70,098 for the fiscal year ended November 30, 2021. The increase is due to the company purchasing new equipment during the fiscal year ended November 30, 2022.

Tax expense for the fiscal year ended November 30, 2022 was $1,171,562, an increase of $79,275 as compared to a tax expense of $1,092,287 for the fiscal year ended November 30, 2021. The changes result from our increase in net income for such periods.

As a result of the foregoing, net income for the fiscal year ended November 30, 2022 was $3,736,146, compared to a net income of $2,510,761 for the fiscal year ended November 30, 2021.

Liquidity and Capital Resources

As of November 30, 2022 we had cash of $8,690,040, and working capital of $16,845,484. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the fiscal year ended November 30, 2022, we had net cash flow provided by operating activities of $2,235,298, as compared to net cash flow provided by operating activities of $2,327,043 for the fiscal year ended November 30, 2021. The increase in cash flow from operating activities resulted from increases in net income, changes in stock compensation expense, accounts receivable and a smaller increase in inventory, and a decrease in the gain on forgiveness of the Payroll Protection Plan loan, as partially offset by a decrease in accounts payable and accrued expenses and deferred taxes.

We had net cash flow used in investing activities of $(48,351) for the fiscal year ended November 30, 2022, as compared to net cash flow used in investing activities of $(194,909) for the fiscal year ended November 30, 2021. We attribute the change to the Company purchasing more new equipment during the fiscal year ended November 30, 2021.

We had net cash flow used in financing activities of $(8,495) during the fiscal year ended November 30, 2022 as compared to $(8,475) provided by financing activities for the fiscal year ended November 30, 2021.

As a result of the foregoing, the Company had a net increase in cash of $2,178,452 for the fiscal year ended November 30, 2022, as compared to a net increase in cash of $2,123,659 for the fiscal year ended November 30, 2021.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2022:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,773,872	309,216	408,452	424,952	631,252
Total obligations	$1,773,872	$309,216	$408,452	$424,952	$631,252

Inflation

In the past two fiscal years, inflation has not had a significant impact on our business. The Company has been able to pass along increases in purchasing costs to their Customers. However, some logistics costs such as ocean and air freight are not passed along to customers. Any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

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

As of November 30, 2022 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2022 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2022. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors have a term of office of one year and were all reelected at the 2022 annual meeting of stockholders. In 2023, each director will be up for reelection for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	66	Chief Executive Officer, Chief Financial Officer, President and Director
Steven J. Lubman	67	Vice President, Secretary, Treasurer and Director
Alan Plafker* (2)(3)	64	Director
Martin Novick* (2)(3)	86	Director
Lawrence Chariton* (2)(3)	65	Director
Gary Jacobs* (1)(2)(3)	65	Director
Peter Levy* (1)(2)(3)	62	Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Alan Plafker has served as a director since June 2001. Since November 2016, he has served as Vice President of Garber Atlas Fries & Associates, Inc., an insurance agency providing commercial and personal insurance coverage. From July 2000 to November 2016, Mr. Plafker served as President and Chief Executive Officer of Member Brokerage Service LLC, a credit union service organization owned by Melrose Credit Union, and also served as director of business services for the credit union. From January 1993 to July 2000, he served as a member of the credit union’s board of directors and supervisory committee. Mr. Plafker has more than 35 years of executive and management experience in the insurance and credit union industries. He is a New York State licensed insurance agent and broker. Mr. Plafker has earned certification as a Certified Professional Insurance Agent from the AIMS Society and earned the CIC designation from the Society of Certified Insurance Counsellors. He has also earned the CUBLP (Credit Union Business Lending Professional) designation from the CUNA Business Lending Certification Institute. In addition, he is a past President and currently serves on the Board of Directors of the Professional Insurance Agents Association of New York State, and currently serves as Treasurer and as a member of the Board of Directors for the New York Independent Livery Drivers Benefit Fund, a New York State benefit fund providing injury benefits for livery drivers, to comply with the Workers’ Compensation Board regulations. Mr. Plafker received a Bachelor’s degree in business administration from Adelphi University. Mr. Plafker’s experience in the insurance industry and knowledge of financial matters led to the conclusion that he should serve on our board.

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

Lawrence Chariton has served as a director since 2001. He worked for 50 years in the retail jewelry industry at Linda Shop Jewelry and Great American Jewelry as Chief Operating Officer. Since February 2018 Mr. Chariton has served as a member of the Board of Trustees of the State University of Old Westbury in New York.  Mr. Chariton has served previously from 1998 as a member of the Board of Directors of New Island Hospital in Bethpage, N.Y. Subsequently he remained after the merger as a member of the Board of Directors with St. Joseph’s Hospital until December 2010. Mr. Chariton served as a member of The Board of Directors of the Jewish National Fund of Long Island. Mr. Chariton has a Bachelor’s Degree in Accounting from Hofstra University. He is a graduate of The Gemological Institute of America in Diamonds and Color Stones. Mr. Chariton’s experience on several Boards of Directors as well as running a small business led to the conclusion that he should serve on our board.

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

Peter A. Levy has been a director of the Company since April 2017. He is an equity shareholder at the law firm of Mandelbaum Barrett, one of the region’s oldest and most renowned law firms. He joined Mandelbaum as a member in September of 2015, and now serves on the firm’s Executive Committee with the responsibility for all department practices within the firm. In addition to practicing law for 15 years, Mr. Levy spent 12 years as a partner at a regional accounting firm, Sobel & Company, and has served as the chief operating officer of two different public companies, The Empire Sports & Entertainment and MYOS Corporation. As the president of MYOS Corporation, he successfully positioned the company on the NASDAQ stock exchange. Mr. Levy has significant experience in mergers and acquisitions, joint venture partnering, corporate governance, business processes, and strategic planning. Community service is an important aspect of Mr. Levy’s life.  For over 20 years he has been on the Board and also served as the Corporate Liaison to Easter Seals – Camp ASCCA, America’s flagship camp for People with Disabilities, and he is the co-builder of the Roswal-Levy Tower, the world’s largest wheelchair-accessible interactive climbing tower for the disabled.  For over a decade, Mr. Levy has been on the Board of Hamp’s Camp, a charity founded by former N.Y. Giants running back Rodney Hampton, which is dedicated to providing leadership tools to underprivileged children in Atlanta, Newark, and Houston. Mr. Levy’s financial experience led to the conclusion that he should serve on our board.

The Board has determined that each of Messrs. Chariton, Jacobs, Plafker, Novick and Peter Levy qualify as “independent” under the Nasdaq Stock Market Rules as well as Rule 10A-3 promulgated under the Exchange Act.

Board and Committee Meetings

During the fiscal year ended November 30, 2022, the Board held five meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 30, 2022 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Novick, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2022, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2022, the Compensation Committee held two meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker Novick, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2022.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2022 and November 30, 2021:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Ira Levy	2022	300,000	271,575		-	61,473	633,048
President CEO and CFO	2021	291,827	240,000	60,000	-	57,283	649,110

Steven J. Lubman	2022	250,000	183,261	-	-	48,308	481,569
Vice President and Secretary	2021	241,827	170,889	37,500	-	39,627	489,843

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2022, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$33,240	$18,756	$9,477
Steven J. Lubman	$29,093	$11,400	$7,815

2022 Base Salary and Bonus

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for Ira Levy is $275,000 and the base salary for Steven Lubman is $225,000. The agreements continue until terminated by either party.  In April 2021, the employment agreements for Ira Levy and Steven Lubman were amended to increase the base salary to $300,000 and $250,000, respectively.

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

The bonus granted to the named executive officers for 2021 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2021 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2021 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2021 year, the Compensation Committee granted awards that were approximately one hundred percent (100%) of the executives’ target award amount.

2022 Equity Compensation Awards

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

During the 2021 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2021 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to one hundred percent (100%) of their target award amount. The Compensation Committee used the Company’s stock price of $3.75 on March 7, 2022 to convert the resulting cash award into 16,000 stock awards for Mr. Levy and 10,000 stock awards for Mr. Lubman. The equity awards, if any, that will be granted to the named executive officers with respect to 2022 year performance will not be granted until the 2023 year, therefore they will be included in the compensation disclosures that we file for the 2023 year.

Employment Agreements

In February 2016, the Company entered into revised employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman, respectively, which provides the executives with a base salary of $275,000 and $225,000, respectively (“Base Salary”). In April 2021, the employment agreements for Ira Levy and Steven Lubman were amended to increase their base salaries to $300,000 and $250,000, respectively.

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

Outstanding Equity Awards at November 30, 2022

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	50,000	50,000	1.41	04/23/2025
Steven Lubman	50,000	50,000	1.41	04/23/2025
Ira Levy	40,000	40,000	3.55	03/15/2027
Steven Lubman	40,000	40,000	3.55	03/15/2027

Director Compensation for Year Ending November 30, 2022

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2022. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2022 fiscal year, the director compensation program consisted of a monthly cash fee of $2,500 per month, with the amount increased to $3,500 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors. In July 2021 the directors received an increase making the new monthly cash fee $3,000 per month and the amount for a non-employee director that serves as a chairman on more than two committees on the Board of Directors $4,000 per month.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Alan Plafker	36,000	36,000
Martin Novick	36,000	36,000
Lawrence Chariton	36,000	36,000
Gary Jacobs	48,000	48,000
Peter Levy	36,000	36,000

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

The following table sets forth as of February 21, 2023, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name and address of Beneficial Owner(1)	Owned		Owned(2)
Ira Levy	1,347,786	(3)	24.4%
Steven J. Lubman	1,100,114	(3)	19.9%
Lawrence Chariton	192,573	(5)	3.5%
Alan Plafker	46,334	(6)	-
Martin Novick	35,000	(5)	-
Gary Jacobs	182,000	(4)	3.29%
Peter Levy	35,000	(5)	-
All directors and executive officers as a group (7 persons)	2,938,807		53.0%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,541,342 shares of common stock outstanding as of February 21, 2023.

(3)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days. Also includes 40,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days. Also includes 30,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(5)	Includes 15,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days. Also includes 20,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(6)	Includes 20,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer. Our lease is through September 2030 and our annual rent payments were approximately $275,042 and $271,231 for Fiscal 2022 and Fiscal 2021, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2021 and 2022

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2021 and 2022 by Seligson & Giannattasio, LLP (PCAOB ID 759)

	2021	2022
Audit Fees(1)	$167,500	$171,650
Tax Fees(2)	$12,300	$12,600

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2022.

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

SURGE COMPONENTS, INC.

Date: February 28, 2023	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2023
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2023
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2023
Director

/s/ Martin Novick
Martin Novick	February 28, 2023
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2023
Director

/s/ Peter A. Levy
Peter A. Levy	February 28, 2023
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2023
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

A calculated reserve was prepared from those parts where the inventory in excess of one year and that did not have sales orders for all or any part of that excess. The calculated amount was compared with the reserve as recorded by the Company. We proposed an adjustment totaling $14,000 for this difference in the reserves.

/s/ Seligson & Giannattasio, LLP

We have served as the Company’s auditor since 2002.

White Plains, New York

February 28, 2023

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30,	November 30,
	2022	2021
ASSETS
Current assets:
Cash	$8,690,040	$6,511,588
Accounts receivable - net of allowance for doubtful accounts of $173,565 and $150,493	7,230,635	7,498,766
Inventory, net	6,408,551	5,293,085
Prepaid expenses and income taxes	470,847	245,277

Total current assets	22,800,073	19,548,716

Fixed assets – net of accumulated depreciation and amortization of $1,687,525 and $1,609,127	196,999	227,046
Operating Lease Right of Use Asset	1,362,305	1,534,429
Deferred income taxes	229,098	407,250
Other assets	34,299	34,299

Total assets	$24,622,774	$21,751,740

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30,	November 30,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,147,595	$5,448,483
Operating lease liabilities, current maturities	309,216	299,824
Financing lease payable, current maturities	-	8,561
Accrued expenses and taxes	899,259	772,056
Accrued salaries	598,519	731,473
Total current liabilities	5,954,589	7,260,397
Operating lease liabilities net of current maturities	1,164,722	1,308,658

Total liabilities	7,119,311	8,569,055

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,541,342 and 5,515,342 shares issued and outstanding	5,541	5,515
Additional paid-in capital	17,613,060	17,023,454
Accumulated deficit	(115,148)	(3,846,294)
Total shareholders’ equity	17,503,463	13,182,685

Total liabilities and shareholders’ equity	$24,622,774	$21,751,740

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2022	2021
Net sales	$51,910,790	$39,828,257

Cost of goods sold	37,593,369	28,942,477

Gross profit	14,317,421	10,885,780

Operating expenses:
Selling and shipping expenses	3,305,714	2,586,607
General and administrative expenses	6,210,892	5,075,806
Depreciation and amortization	78,398	70,098

Total operating expenses	9,595,004	7,732,511

Income before other income and income taxes	4,722,417	3,153,269
Other income (expense):
Other income PPP	-	449,700
Interest expense	(405)	(1,166)
Other income	185,696	1,245

Other income (expense):	185,291	449,779

Income before income taxes	4,907,708	3,603,048

Income taxes	1,171,562	1,092,287

Net income	$3,736,146	$2,510,761
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$3,731,146	$2,505,761

Net income per share available to common shareholders:

Basic	$.67	$.46
Diluted	$.65	$.44

Weighted Shares Outstanding:
Basic	5,534,361	5,490,515
Diluted	5,734,852	5,675,282

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2021 and November 30, 2022

	Series C Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2020	10,000	$10	5,437,526	$5,437	$16,948,532	$(6,352,055)	$10,601,924

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	26,786	27	74,973	-	75,000

Stock option exercise	-	-	51,030	51	(51)	-	-

Net Income	-	-	-	-	-	2,510,761	2,510,761

Balance – November 30, 2021	10,000	10	5,515,342	5,515	17,023,454	(3,846,294)	13,182,685

Preferred stock dividends	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	26,000	26	97,474		97,500

Stock option exercise	-	-	-	-	492,132	-	492,132

Net Income	-	-	-	-	-	3,736,146	3,736,146

Balance – November 30, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$(115,148)	$17,503,463

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,736,146	$2,510,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,398	70,098
Gain on Forgiveness of debt	-	(449,700)
Deferred income taxes	178,152	900,308
Allowance for doubtful accounts	23,072	5,675
Stock Compensation Expense	589,632	75,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	245,059	(1,049,178)
Inventory	(1,115,466)	(1,882,551)
Prepaid expenses and income taxes	(225,570)	288,585
Other assets	37,580	35,082
Accounts payable	(1,300,954)	1,567,612
Accrued expenses	(10,751)	255,351

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,235,298	2,327,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(48,351)	(194,909)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(48,351)	$(194,909)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	(8,495)	(8,475)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(8,495)	(8,475)

NET CHANGE IN CASH	2,178,452	2,123,659

CASH AT BEGINNING OF PERIOD	6,511,588	4,387,929

CASH AT END OF PERIOD	$8,690,040	$6,511,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$992,563	$169,948

Interest paid	$405	$1,166

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $3,198,000 and $5,089,000 for the years ended November 30, 2022 and November 30, 2021 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition (continued):

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $249,248 and $186,566 for the years ended November 30, 2022 and November 30, 2021 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $13,858,000 and $8,728,000 for the years ended November 30, 2022 and November 30, 2021 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2022 was $1,847,360. The Company, at November 30, 2022, has a reserve against slow moving and obsolete inventory of $332,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At November 30, 2022 and November 30, 2021, the Company’s uninsured cash balances totaled $7,375,544 and $5,447,093, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2022 and November 30, 2021.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $4,206 and $4,829 for the years ended November 30, 2022 and November 30, 2021 respectively.

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2022 and November 30, 2021 totaled 259,509 and 85,232, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2022	2021
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,062,449	1,022,556
Computer Equipment	494,104	485,646
Less-Accumulated Depreciation	(1,687,525)	(1,609,127)
Net Fixed Assets	$196,999	$227,046

Depreciation and amortization expense for the years ended November 30, 2022 and November 30, 2021 was $78,398 and $70,098, respectively.

NOTE D – FINANCING LEASE OBLIGATIONS

The Company is obligated under financing leases for telephone equipment. The Company leases equipment under two capital lease arrangements with NEC Financial Services. Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the equipment can be purchased for one dollar for each lease. The terms of the leases are 60 months with a combined monthly payment of $815, respectively. The assumed interest rates on the leases are 9.342%. The leases terminated in 2022.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of November 30, 2022, the balance on the Credit Line was $0. As of November 30, 2022, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2022	2021
Commissions	$366,766	$286,173
Preferred stock dividends	161,569	156,569
Other accrued expenses	370,924	329,314
	$899,259	$772,056

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Union Central, Inc., which maintains the plan’s records, were approximately $1,752,000 at November 30, 2022. Pension expense for the years ended November 30, 2022 and November 30, 2021 was $2,491 and $5,329, respectively.

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

Dividends aggregating $161,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2022. The Company has accrued these dividends. At November 30, 2022, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2022.

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

In March 2022, a total of 26,000 shares were issued to the Company’s officers as part of their bonus compensation under the 2015 stock plan. The Company recorded a cost of $97,500 relating to the issuance of these shares in the second quarter of 2022.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended November 30, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2021	170,000	$1.41
Options issued in the fiscal year ended November 30, 2022	190,000	$3.55
Options exercised in the fiscal year ended November 30, 2022	-	$-
Options cancelled in the fiscal year ended November 30, 2022	-	$-
Options outstanding at November 30, 2022	360,000	$2.54
Options exercisable at November 30, 2022	360,000	$2.54

The intrinsic value of the exercisable options at November 30, 2022 totaled $302,600. At November 30, 2022 the weighted average remaining life of the stock options is 3.50 years. At November 30, 2022, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2022	2021
Deferred Tax Assets
Net operating loss	$-	$176,425
Allowance for bad debts	36,651	31,896
Inventory	81,523	63,125
Deferred rent	28,523	17,374
Other	46,630	93,528
Depreciation	35,771	24,902
Total deferred tax assets	229,098	407,250
Valuation allowance	-	-

Deferred Tax Assets	$229,098	$407,250

The valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2022	November 30, 2021
Current:
Federal	$723,992	$-
States	269,418	191,979

	993,410	191,979
Deferred:
Federal	138,959	711,244
States	39,193	189,064

	178,152	900,308

Provision for income taxes	$1,171,562	$1,092,287

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

The Company files a consolidated income tax return with its wholly-owned subsidiaries A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2022	2021
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	-%	-%
State income taxes	7%	7%
Other	(4)%	2%
Effective tax rate	24%	30%

NOTE J – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the year ended November 30, 2022 and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2022 are as follows:

Twelve Months Ended November 30,

2023	$309,216
2024	202,204
2025	206,248
2026	210,372
2027	214,580
2028 and after	631,252

$1,773,872

Net rental expense for the years ended November 30, 2022 and November 30, 2021 were $446,474 and $430,248 respectively, of which $275,042 and $271,231 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 12% and 21% of net sales for year ended November 30, 2022 and two customers who accounted for 14% and 16% of net sales for the year ended November 30, 2021. The Company had one customer who accounted for 26% of accounts receivable at November 30, 2022 and one customer who accounted for 23% of accounts receivable at November 30, 2021.

NOTE M – MAJOR SUPPLIERS

During the years ended November 30, 2022 and November 30, 2021 there was one foreign supplier accounting for 33% and 34% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the year ended November 30, 2022, the Company purchased 42% of its products from Taiwan, 13% from Hong Kong, 37% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Year Ended
	November 30,	November 30,
	2022	2021
Canada	9,211,350	5,088,022
China	8,302,001	6,738,658
Other Asian Countries	2,674,309	3,650,343
South America	149,225	130,507
Europe	2,120,165	1,667,323

Revenues are attributed to countries based on location of customer.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE P – SUBSEQUENT EVENTS

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. China’s massive population is subject to Covid spikes in different areas at different times. When this occurs, an area can be locked down for two to three weeks. The Company, so far, has not been negatively impacted by these lockdowns but continues to watch this very closely. Although business has improved in 2022, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain may have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.