Form 10-Q
period 2023-02-28
SURGE COMPONENTS INC
filed 2023-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

The registrant’s common stock outstanding as of April 14, 2023, was 5,541,342 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28, 2023	November 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$10,193,074	$8,690,040
Accounts receivable - net of allowance for doubtful accounts of $173,565 and $173,565	6,340,005	7,230,635
Inventory, net	5,953,443	6,408,551
Prepaid expenses and income taxes	305,866	470,847
Total current assets	22,792,388	22,800,073

Fixed assets – net of accumulated depreciation and amortization of $1,704,732 and $1,687,525	202,491	196,999
Operating Lease Right of Use Asset	1,291,338	1,362,305
Deferred income taxes	222,708	229,098
Other assets	34,299	34,299

Total assets	$24,543,224	$24,622,774

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28, 2023	November 30, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,049,647	$4,147,595
Operating lease liabilities, current maturities	275,303	309,216
Accrued expenses and taxes	601,063	899,259
Accrued salaries	586,553	598,519
Total current liabilities	5,512,566	5,954,589
Operating lease liabilities net of current maturities	1,134,535	1,164,722

Total liabilities	6,647,101	7,119,311

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,541,342 and 5,541,342 shares issued and outstanding	5,541	5,541
Additional paid-in capital	17,613,060	17,613,060
Accumulated equity (deficit)	277,512	(115,148)
Total shareholders’ equity	17,896,123	17,503,463

Total liabilities and shareholders’ equity	$24,543,224	$24,622,774

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Net sales	$9,191,773	$10,516,625
Cost of goods sold	6,542,705	7,552,960
Gross profit	2,649,068	2,963,665

Operating expenses:
Selling and shipping expenses	771,539	700,978
General and administrative expenses	1,300,463	1,303,777
Depreciation and amortization	17,207	18,770
Total operating expenses	2,089,209	2,023,525

Income before other income and income taxes	559,859	940,140

Other (expense) income:
Interest expense	-	(182)
Other income	12,456	711

Other income (expense):	12,456	529

Income before income taxes	572,315	940,669

Income taxes	177,155	268,916

Net income	$395,160	$671,753
Dividends on preferred stock	2,500	2,500

Net income available to common shareholders	$392,660	$669,253

Net income per share available to common shareholders:
Basic	$.07	$.12
Diluted	$.07	$.12

Weighted Shares Outstanding:
Basic	5,541,342	5,515,342
Diluted	5,736,901	5,720,295

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Three months ended February 28, 2022 and February 28, 2023

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,846,294)	$13,182,685
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	671,753	671,753
Balance – February 28, 2022	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,177,041)	$13,851,938

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Equity(Deficit)	Total
Balance – December 1, 2022	10,000	$10	5,541,342	$5,541,	$17,613,060	$(115,148)	$17,503,463
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	395,160	395,160
Balance – February 28, 2023	10,000	$10	5,541,342	$5,541	$17,613,060	$277,512	$17,896,123

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$395,160	$671,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,207	18,770
Deferred income taxes	6,390	140,152
Allowance for doubtful accounts	-	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	890,630	585,517
Inventory	455,108	(710,682)
Prepaid expenses and income taxes	164,981	220,833
Other assets	6,867	10,747
Accounts payable	(97,948)	(945,269)
Accrued expenses	(312,662)	(229,971)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,525,733	(238,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(22,699)	(21,008)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(22,699)	$(21,008)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited) (Continued)

	Three Months Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	$-	$(2,196)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	(2,196)

NET CHANGE IN CASH	1,503,034	(261,354)

CASH AT BEGINNING OF PERIOD	8,690,040	6,511,588

CASH AT END OF PERIOD	$10,193,074	$6,250,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$235	$-

Interest paid	$-	$182

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the three months ended February 28, 2023 and February 28, 2022 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $407,000 and $629,000 for the three months ended February 28, 2023 and February 28, 2022 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $83,982 and $67,452 for the three months ended February 28, 2023 and February 28, 2022 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $2,857,000 and $2,736,000 for the three months ended February 28, 2023 and February 28, 2022 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2023 was $942,031. The Company, at February 28, 2023, has a reserve against slow moving and obsolete inventory of $332,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. On February 28, 2023 and November 30, 2022, the Company’s uninsured cash balances totaled $8,878,578 and $7,375,544, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2023 and February 28, 2022.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $119 and $856 for the three months ended February 28, 2023 and February 28, 2022 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2023 and February 28, 2022 totaled 264,441 and 65,047, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2022	2022
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,062,449	1,062,449
Computer Equipment	516,803	494,104
Less-Accumulated Depreciation	(1,704,732)	(1,687,525)
Net Fixed Assets	$202,491	$196,999

Depreciation and amortization expense for the three months ended February 28, 2023 and February 28, 2022 was $17,207 and $18,770, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of February 28, 2023, the balance on the Credit Line was $0. As of February 28, 2023, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

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

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2023	2022
Commissions	$334,090	$366,766
Preferred stock dividends	164,069	161,569
Other accrued expenses	102,904	370,924
	$601,063	$899,259

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $1,752,000 at November 30, 2022. Pension expense for the three months ended February 28, 2023 and February 28, 2022 was $7,827 and $371, respectively.

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

Dividends aggregating $164,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2022. The Company has accrued these dividends. At February 28, 2023, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2023.

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

In March 2022, the Company granted stock options to (a) four non-employee directors to each purchase 20,000 shares of common stock, (b) one non-employee director to purchase 30,000 shares of common stock and (c) two Company officers to each purchase 40,000 shares of common stock at a price of $3.55 per share on the date of the grant. These options vested immediately and expire five years from the grant date. The Company recorded a cost of $492,132 relating to the granting of these options.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended February 28, 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2022	360,000	$2.54
Options issued in the three months ended February 28, 2023	-	$-
Options exercised in the three months ended February 28, 2023	-	$-
Options cancelled in the three months ended February 28, 2023	-	$-
Options outstanding at February 28, 2023	360,000	$2.54
Options exercisable at February 28, 2023	360,000	$2.54

The intrinsic value of the exercisable options at February 28, 2023 totaled $345,100. At February 28, 2023 the weighted average remaining life of the stock options is 3.24 years. At February 28, 2023, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2023	2022
Deferred Tax Assets
Depreciation	$27,370	$35,771
Allowance for bad debts	36,651	36,651
Inventory	81,523	81,523
Deferred rent	30,460	28,523
Other	46,704	46,630

Total deferred tax assets	222,708	229,098
Valuation allowance	-	-
Deferred Tax Assets	$222,708	$229,098

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

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2023	February 28, 2022
Current:
Federal	$133,776	$71,425
States	36,989	57,339
	170,765	128,764

Deferred:
Federal	5,048	110,720
States	1,342	29,432
	6,390	140,152
Provision for income taxes	$177,155	$268,916

	Three months ended
	February 28,	February 28,
	2023	2022
U.S Federal Income tax statutory rate	21%	21%
Valuation allowance	-%	-%
State income taxes	5%	5%
Other	5%	3%
Effective tax rate	31%	29%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE J – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the year ended November 30, 2022, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at February 28, 2023 are as follows:

Twelve Months Ended February 28,

2024	$275,303
2025	203,212
2026	207,276
2027	211,422
2028	215,650
2029 and after	576,716
$1,689,579

Net rental expense for the three months ended February 28, 2023 and February 28, 2022 were $111,280 and $111,572 respectively, of which $69,566 and $68,599 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who accounted for 14% and 19% of net sales for the three months ended February 28, 2023 and one customer who accounted for 18% of net sales for three months ended February 28, 2022. The Company had one customer who accounted for 25% of accounts receivable February 28, 2023 and one customer who accounted for 19% of accounts receivable at February 28, 2022.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the three months ended February 28, 2023 and February 28, 2022 there was one foreign supplier accounting for 38% and 32% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 28, 2023, the Company purchased 44% of its products from Taiwan, 13% from Hong Kong, 36% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 28,
	2023	2022
Canada	1,936,612	1,714,380
China	1,172,946	1,792,412
Other Asian Countries	297,711	410,884
South America	43,149	30,090
Europe	292,139	459,963

Revenues are attributed to countries based on location of customer.

NOTE P – COVID-19

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. China’s massive population is subject to Covid spikes in different areas at different times. When this occurs an area can be locked down for two to three weeks. The Company, so far, has not been negatively impacted by these lockdowns but continues to watch this very closely. Although business had improved in 2022, the effects of the pandemic will have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale-by-sale basis depending on the profit margin of the product. Commission revenue totaled $83,982 and $67,452 for the three months ended February 28, 2023 and February 28, 2022 respectively.

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

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base. The Company has also made progress in expanding its footprint in China and Europe by hiring key sales managers in these areas.

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components have decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2023 to be a year of continued change, in regard to pandemic healing, inflation and general economic conditions, challenge, in regards to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has continued to increase, and due to that fact, our costs have increased. The Company has been able to handle the brokering of certain semiconductor products, helping their customers to keep product lines up and running by locating products that their regular suppliers can’t deliver. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. At this time there is a shortage of electronics components which could impact the Company’s growth. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand for certain consumer goods such as PC’s and smartphones and the possibility of a recession in 2023. These economic conditions could have a negative impact on sales in 2023. The combination of disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. As economic conditions have deteriorated, it has impacted the Company’s business. Customers have pushed back delivery dates, and in some cases required cancellations. We are watching closely as customers adjust their inventory levels to reflect this new business demand, and the Company will respond accordingly.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to impact the global economy. During the pandemic we did everything we could do to keep customers production running and keep operations as smooth and stable as possible, and we will continue to do our best to do so. The Company has experienced order cancellations and order hold notices from customers, and we expect this could continue. While the worst effects of the pandemic may be behind us in the United States, the virus situation is still serious globally, and business with customers in different regions is impacted based on the Covid status in that region. Additionally, the spread of COVID-19 and the related actions implemented by governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the pandemic may have an impact on the Company’s operations, the future effect of which will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $63,000.

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

Results of Operations

Consolidated net sales for the three months ended February 28, 2023 decreased by $1,324,852 or 12.6%, to $9,191,773 as compared to net sales of $10,516,625 for the three months ended February 28, 2022. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decrease to customers pushing out orders due to them over ordering in 2022. Net sales for the three months ended February 28, 2023 and February 28, 2022 reflect $394,793 and $338,076 respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 28, 2023 decreased by $314,597 to $2,649,068, or 10.6% as compared to $2,963,665 for the three months ended February 28, 2022. Gross margin as a percentage of net sales increased to 28.8% for the three months ended February 28, 2023 compared to 28.2% in the three months ended February 28, 2022. We attribute the decrease in gross profit to a decrease in sales volume in the three months ended February 28, 2023. We attribute the increase in gross margin as a percentage of net sales to the Company shipping out orders with a higher profit margin during the three months ended February 28, 2023. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the three months ended February 28, 2023, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the first half of 2023, the Company expects the effects of the tariffs to be similar to 2022.

Selling and shipping expenses for the three months ended February 28, 2023 was $771,539, an increase of $70,561, or 10.1%, as compared to $700,978 for three months ended February 28, 2022. We attribute the increase to an increase in salesman payroll, travel and entertainment expenses and freight out and offset by a decrease in salesman commission expenses and automobile expenses.

General and administrative expenses for the three months ended February 28, 2023 was $1,300,463, a decrease of $3,314, or less than 1%, as compared to $1,303,777 for the three months ended February 28, 2022. The decrease is due primarily to decreases in professional fees, office expenses as well as public company expenses, offset by increases in utilities, other salaries, computer expenses as well as pension and maintenance expenses in the three months ended February 28, 2022.

Depreciation expense for the three months ended February 28, 2023 was $17,207, a decrease of $1,563, or 8.3%, as compared to $18,770 for the three months ended February 28, 2022. The decrease is due to the company purchasing less new equipment during the three months ended February 28, 2023.

Tax expense for the three months ended February 28, 2023 was $177,155, a decrease of $91,761 as compared to a tax expense of $268,916 for the three months ended February 28, 2022. The changes result from changes in our net income for such periods.

As a result of the foregoing, net income for the three months ended February 28, 2023 was $395,160, compared to a net income of $671,753 for the three months ended February 28, 2022.

Liquidity and Capital Resources

As of February 28, 2023 we had cash of $10,193,074, and working capital of $17,279,822. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources. The Company has historically held its cash in a limited number of financial institutions. In light of the collapse of the Silicon Valley Bank and Signature Bank, the Company is in the process of reevaluating alternative cash management strategies.

During the three months ended February 28, 2023, we had net cash flow provided by operating activities of $1,525,733, as compared to net cash flow used in operating activities of $(238,150) for the three months ended February 28, 2022. The increase in cash flow from operating activities resulted from a decrease in inventory, accounts receivable and less accounts payable offset by decreases in net income and deferred taxes and an increase in accrued expenses.

We had net cash flow used in investing activities of $(22,699) for the three months ended February 28, 2023, as compared to net cash flow used in investing activities of $(21,008) for the three months ended February 28, 2022. We attribute the change to the Company purchasing new equipment during the three months ended February 28, 2022.

We had net cash flow used by financing activities of $0 during the three months ended February 28, 2023 as compared to $(2,196) used in financing activities for three months ended February 28, 2022.

As a result of the foregoing, the Company had a net increase in cash of $1,503,034 for the three months ended February 28, 2023, as compared to a net decrease in cash of $261,354 for the three months ended February 28, 2022.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2023:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,689,579	275,303	410,488	427,072	576,716
Total obligations	$1,689,579	$275,303	$410,488	$427,072	$576,716

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2023 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 14, 2023	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)