Form 10-Q
period 2023-05-31
SURGE COMPONENTS INC
filed 2023-07-17
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

The registrant’s common stock outstanding as of July 17, 2023, was 5,569,521 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2023	November 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$8,796,418	$8,690,040
Accounts receivable - net of allowance for doubtful accounts of $173,565 and $173,565	7,574,984	7,230,635
Inventory, net	5,751,108	6,408,551
Prepaid expenses and income taxes	756,947	470,847
Total current assets	22,879,457	22,800,073

Fixed assets – net of accumulated depreciation and amortization of $1,722,536 and $1,687,525	193,839	196,999
Operating Lease Right of Use Asset	1,353,275	1,362,305
Deferred income taxes	233,926	229,098
Other assets	34,299	34,299

Total assets	$24,694,796	$24,622,774

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2023	November 30, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,410,153	$4,147,595
Operating lease liabilities, current maturities	309,248	309,216
Accrued expenses and taxes	864,818	899,259
Accrued salaries	423,475	598,519
Total current liabilities	5,007,694	5,954,589
Operating lease liabilities net of current maturities	1,169,218	1,164,722

Total liabilities	6,176,912	7,119,311

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,569,521 and 5,541,342 shares issued and outstanding	5,568	5,541
Additional paid-in capital	17,710,533	17,613,060
Accumulated equity (deficit)	801,773	(115,148)
Total shareholders’ equity	18,517,884	17,503,463

Total liabilities and shareholders’ equity	$24,694,796	$24,622,774

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2023	2022	2022	2022
Net sales	$19,390,994	$26,419,495	$10,199,221	$15,902,870

Cost of goods sold	13,820,234	19,085,337	7,277,529	11,532,377

Gross profit	5,570,760	7,334,158	2,921,692	4,370,493

Operating expenses:
Selling and shipping expenses	1,510,825	1,678,075	739,286	977,097
General and administrative expenses	2,789,683	3,372,240	1,489,220	2,068,463
Depreciation and amortization	35,011	38,071	17,804	19,301

Total operating expenses	4,335,519	5,088,386	2,246,310	3,064,86 1

Income before other income (expense) and income taxes	1,235,241	2,245,772	675,382	1,305,632

Other income (expense):

Other income	29,266	1,524	16,810	813
Interest expense	-	(312)	-	(130)

Other income (expense)	29,266	1,212	16,810	683

Income before income taxes	1,264,507	2,246,984	692,192	1,306,315

Income taxes	345,086	712,820	167,931	443,904

Net income	919,421	1,534,164	524,261	862,411
Dividends on preferred stock	2,500	2,500	-	-

Net income available to common shareholders	$916,921	$1,531,664	$524,261	$862,411

Net income per share available to common shareholders:

Basic	$.17	$.28	$.09	$.16
Diluted	$.16	$.27	$.09	$.15

Weighted Shares Outstanding:

Basic	5,549,238	5,527,342	5,556,963	5,539,081
Diluted	5,746,413	5,735,397	5,754,137	5,754,137

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Six months ended May 31, 2022 and May 31, 2023

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2021	10,000	$10	5,515,342	$5,515	$17,023,454	$(3,846,294)	$13,182,685
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	26,000	26	97,474	-	97,500
Stock option exercise	-	-			492,132	-	492,132
Net Income	-	-	-	-	-	1,534,164	1,534,164
Balance – May 31, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$(2,314,630)	$15,303,981

					Additional
	Series C Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 1, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$(115,148)	$17,503,463
Preferred stock dividends	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	28,179	27	97,473	-	97,500

Net Income	-	-	-	-	-	919,421	919,421
Balance – May 31, 2023	10,000	$10	5,569,521	$5,568	$17,710,533	$801,773	$18,517,884

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$919,421	$1,534,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,011	38,071

Deferred income taxes	(4,828)	160,139
Allowance for doubtful accounts	-	19,693
Stock Compensation	97,500	589,632

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(344,349)	(1,773,925)
Inventory	657,443	(1,993,301)
Prepaid expenses and income taxes	(286,100)	79,593
Other assets	13,558	20,708
Accounts payable	(737,442)	2,111,789
Accrued expenses	(211,985)	308,860

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	138,229	1,095,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(31,851)	(30,260)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(31,851)	$(30,260)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of financing lease obligations	$-	$(4,578)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	(4,578)

NET CHANGE IN CASH	106,378	1,060,585

CASH AT BEGINNING OF PERIOD	8,690,040	6,511,588

CASH AT END OF PERIOD	$8,796,418	$7,572,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$345,086	$202,213

Interest paid	$-	$312

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the six months ended May 31, 2023 and May 31, 2022 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long-term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,268,000 and $1,596,000 for the six months ended May 31, 2023 and May 31, 2022 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $157,221 and $135,660 for the six months ended May 31, 2023 and May 31, 2022 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $5,121,000 and $6,471,000 for the six months ended May 31, 2023 and May 31, 2022 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2023 was $617,564. The Company at May 31, 2023, has a reserve against slow moving and obsolete inventory of $339,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2023 and November 30, 2022, the Company’s uninsured cash balances totaled $7,980,197 and $7,375,544, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2023 and May 31, 2022.

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

(12) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $798 and $1,959 for the six months ended May 31, 2023 and May 31, 2022 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2023 and May 31, 2022 totaled 262,826 and 251,945, respectively.

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

(15) Leases (continued):

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2023	2022
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,070,044	1,062,449
Computer Equipment	518,360	494,104
Less-Accumulated Depreciation	(1,722,536)	(1,687,525)
Net Fixed Assets	$193,839	$196,999

Depreciation and amortization expense for the six months ended May 31, 2023 and May 31, 2022 were $35,011 and $38,071, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of May 31, 2023, the balance on the Credit Line was $0. As of May 31, 2023, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

As of May 31, 2023, the balance on the Credit Line was $0. As of May 31, 2023, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2023	2022
Commissions	$364,023	$366,766
Preferred stock dividends	164,069	161,569
Other accrued expenses	336,726	370,924

	$864,818	$899,259

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $1,752,000 at November 30, 2022. Pension expense for the six months ended May 31, 2023 and May 31, 2022 was $18,340 and $956, respectively.

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

Dividends aggregating $164,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2022. The Company has accrued these dividends. At May 31, 2023, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2023.

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

In April 2023, a total of 28,179 shares were issued to the Company’s officers as part of their bonus compensation under the 2015 stock plan. The Company recorded a cost of $97,500 relating to the issuance of these shares in the second quarter of 2023.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended May 31, 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2022	360,000	$2.54
Options issued in the six months ended May 31, 2023	-	$-
Options exercised in the six months ended May 31, 2023	-	$-
Options cancelled in the six months ended May 31, 2023	-	$-
Options outstanding at May 31, 2023	360,000	$2.54
Options exercisable at May 31, 2023	360,000	$2.54

The intrinsic value of the exercisable options at May 31, 2023 totaled $346,800. At May 31, 2023 the weighted average remaining life of the stock options is 2.98 years. At May 31, 2023, there was no unrecognized compensation cost related to the stock options granted under the plan.

[3] Compensation of Directors

Compensation for each non-employee director is $3,000 per month (and $4,000 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors).

NOTE I – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2023	2022
Deferred Tax Assets
Depreciation	$29,334	$35,771
Allowance for bad debts	36,651	36,651
Inventory	83,353	81,523
Deferred rent	32,293	28,523
Other	52,295	46,630

Total deferred tax assets	233,926	229,098
Valuation allowance	-	-
Deferred Tax Assets	$233,926	$229,098

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – INCOME TAXES (Continued)

A valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2023	May 31, 2022
Current:
Federal	$265,461	$406,614
States	74,857	146,067
	340,258	552,681

Deferred:
Federal	3,814	124,908
States	1,014	35,231
	4,828	160,139
Provision for income taxes	$345,086	$712,820

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six months ended
	May 31,	May 31,
	2023	2022
U.S Federal Income tax statutory rate	21%	21%
State income taxes	5%	5%
Other	1%	6%

Effective tax rate	27%	32%

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

The Company has a lease to rent office space and a warehouse in Hong Kong through June 2025. Annual minimum rental payments for this space are approximately $73,580.

The Company has a lease to rent additional warehouse space in Hong Kong through November 30, 2023. Annual minimum rental payments for this space are approximately $70,908.

The Company’s future minimum rental commitments at May 31, 2023 are as follows:

Twelve Months Ended May 31,

2024	$309,248
2025	277,800
2026	208,304
2027	212,470
2028	216,718
2029 and after	522,180
$1,746,720

Net rental expense for the six months ended May 31, 2023 and May 31, 2022 were $223,283 and $221,903 respectively, of which $139,135 and $137,198 respectively, was paid to the Related Company.

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

NOTE L – MAJOR CUSTOMERS

The Company had two customers who accounted for 20% and 21% of net sales for the six months ended May 31, 2023 and one customer who accounted for 18% of net sales for the six months ended May 31, 2022. The Company had one customer who accounted for 37% of accounts receivable May 31, 2023 and 18% of accounts receivable at May 31, 2022.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE M – MAJOR SUPPLIERS

During the six months ended May 31, 2023 and May 31, 2022 there was one foreign supplier accounting for 27% and 31% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May, 2023, the Company purchased 37% of its products from Taiwan, 20% from Hong Kong, 29% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2023	2022
Canada	3,700,851	4,262,536
China	2,792,528	3,714,505
Other Asian Countries	613,280	1,169,676
South America	112,781	68,975
Europe	600,952	872,540

Revenues are attributed to countries based on location of customer.

NOTE P – COVID-19

In early January 2020, an outbreak of a respiratory illness caused by the Coronovirus was identified in Wuhan, China. In response to the resulting pandemic, governments around the world took various preventative steps up to and including full or partial shutdowns. As a result of the drop in production in our suppliers and customers, the Company experienced order cancellations and order hold notices from customers. China’s massive population is subject to Covid spikes in different areas at different times. When this occurs an area can be locked down for two to three weeks. The Company, so far, has not been negatively impacted by these lockdowns but continues to watch this very closely. Although current Covid conditions are very low compared to previously, Covid is still present and the effects of the pandemic could have an ongoing impact on the Company’s business. The duration of this crisis and its impact on both the Company’s customers and supply chain may have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $157,221 and $135,660 for the six months ended May 31, 2023 and May 31, 2022 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have an engineer on our staff who works with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state. Challenge also at times handles the brokering of certain products, helping their customers find parts that regular suppliers can’t deliver.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. Management expects 2023 to be a year of continued change, in regard to pandemic healing, inflation and general economic conditions, challenge, in regard to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has continued to increase, and due to that fact, our costs have increased. The Company has been able to handle the brokering of certain semiconductor products, helping their customers to keep product lines up and running by locating products that their regular suppliers can’t deliver. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand for certain consumer goods such as PC’s and smartphones and the possibility of a recession in 2023. These economic conditions could have a negative impact on sales in 2023. The combination of disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. As economic conditions have deteriorated, it has impacted the Company’s business. Customers have pushed back delivery dates, and in some cases required cancellations. We are watching closely as customers adjust their inventory levels to reflect this new business demand, and the Company will respond accordingly. We expect that this will start to slowly improve beginning in 2024.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $61,000.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2023 decreased by $7,028,501 or 26.6%, to $19,390,994 as compared to net sales of $26,419,495 for the six months ended May 31, 2022. Consolidated net sales for the three months ended May 31, 2023 decreased by $5,703,649 or 35.9%, to $10,199,221 as compared to net sales of $15,902,870 for the three months ended May 31, 2022. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decrease to customers pushing out orders due to them over ordering in 2022. We can also attribute some of the decrease in sales to the decrease in revenue derived from brokering certain products in the three months ended May 31, 2022 in the amount of approximately $3.1 million in the six months ended May 31, 2022 but only $217,000 in the six months ended May 31, 2023. In Brokering, the Company helps customers find parts that their regular suppliers can not deliver. This was the result of shortages of certain products in 2022. Net sales for the six months ended May 31, 2023 and May 31, 2022 reflect $731,024 and $686,298, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2023 decreased by $1,763,398 to $5,570,760, or 24%, as compared to $7,334,158 for the six months ended May 31, 2022. Gross margin as a percentage of net sales increased to 28.7% for the six months ended May 31, 2023 compared to 27.8% for the six months ended May 31, 2022. Gross profit for the three months ended May 31, 2023 decreased by $1,448,801 to $2,921,692, or 33.1%, as compared to $4,370,493 for the three months ended May 31, 2022. Gross margin as a percentage of net sales increased to 28.6% for the three months ended May 31, 2023 compared to 27.5% for the three months ended May 31, 2022. We attribute the decrease in gross profit to a decrease in sales volume in the six and three months ended May 31, 2023. We attribute the increase in gross margin as a percentage of net sales to the Company shipping out orders with a higher profit margin during the six and three months ended May 31, 2023. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commission we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the six months ended May 31, 2023, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company also moved some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the second half of 2023, the Company expects the effects of the tariffs to be similar to 2022.

Selling and shipping expenses for the six months ended May 31, 2023 was $1,510,825, a decrease of $167,250, or 10%, as compared to $1,678,075 for six months ended May 31, 2022. Selling and shipping expenses for the three months ended May 31, 2023 was $739,286, a decrease of $237,811, or 24.3%, as compared to $977,097 for three months ended May 31, 2022. We attribute the decrease for the six and three months ended May 32, 2023 to a decrease commission expenses, as well as freight out and messenger and delivery expenses. These decreases were offset by increases in salesman payroll due to the hiring of new regional sales managers, travel and auto expenses and trade show expenses.

General and administrative expenses for the six months ended May 31, 2023 was $2,789,683, a decrease of $582,557, or 17.3%, as compared to $3,372,240 for the six months ended May 31, 2022. General and administrative expenses for the three months ended May 31, 2023 was $1,489,220, a decrease of $579,243, or 28% as compared to $2,068,463 for the three months ended May 31, 2022. The decrease for the six and three months ended May 31 2023 is due primarily to decreases in health insurance and office expenses as well as officer salary and directors fees due to stock option grants in 2022, bad debt expenses, temporary help expenses and public company expenses. These decreases were offset by increases in consulting expenses as well as salaries and general insurance expenses, professional fees and pension expenses.

Depreciation expense for the six months ended May 31, 2023 was $35,011, a decrease of $3,060, or 8.0%, as compared to $38,071 for the six months ended May 31, 2022. Depreciation expense for the three months ended May 31, 2023 was $17,804, a decrease of $1,497, or 7.8%, as compared to $19,301 for the three months ended May 31, 2022. The decrease is due to lower company purchasing of new equipment during the six months ended May 31, 2023.

Tax expense for the six months ended May 31, 2023 was $345,086, a decrease of $367,734 as compared to a tax expense of $712,820 for the six months ended May 31, 2022. Tax expense for the three months ended May 31, 2023 was $167,931, a decrease of $275,973 as compared to a tax expense of $443,904 for the three months ended May 31, 2022. The changes result from our decrease in net income for such periods.

As a result of the foregoing, net income for the six months ended May 31, 2023 was $919,421, compared to a net income of $1,534,164 for the six months ended May 31, 2022. The net income for the three months ended May 31, 2023 was $524,261, compared to a net income of $862,411 for the three months ended May 31, 2022.

Liquidity and Capital Resources

As of May 31, 2023 we had cash of $8,796,418, and working capital of $17,871,763. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months and beyond. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources. The Company has historically held its cash in a limited number of financial institutions. In light of the collapse of the Silicon Valley Bank and Signature Bank, the Company is in the process of reevaluating alternative cash management strategies. In June 2023, the Company moved some of its cash to Treasury Bills.

During the six months ended May 31, 2023, we had net cash flow provided by operating activities of $138,229, as compared to net cash flow provided by operating activities of $1,095,423 for the six months ended May 31, 2022. The decrease in cash flow from operating activities resulted from a decrease in net income, lower stock based compensation, an increase in accounts payable and accrued expenses and a decrease in prepaid expenses as partially offset by a smaller increase in accounts receivable and a decrease in inventory.

We had net cash flow used in investing activities of $(31,851) for the six months ended May 31, 2023, as compared to net cash flow used in investing activities of $(30,260) for the six months ended May 31, 2022. We attribute the change to the Company purchasing more new equipment during the six months ended May 31, 2023 than in 2022.

We had net cash flow used by financing activities of $0 during the six months ended May 31, 2023 as compared to $(4,578) provided by financing activities for six months ended May 31, 2022.

As a result of the foregoing, the Company had a net increase in cash of $106,378 for the six months ended May 31, 2023, as compared to a net increase in cash of $1,060,585 for the six months ended May 31, 2022.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2023:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,746,720	309,248	486,104	429,188	522,180
Total obligations	$1,746,720	$309,248	$486,104	$429,188	$522,180

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2023 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company or any of its property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 000-27688) filed with the Securities and Exchange Commission on January 24, 2022).

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K (File No. 000-27688) filed with the Securities and Exchange Commission on January 24, 2022).

4.1	Rights Agreement dated as of October 7, 2016 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2016.

4.2	Amendment to the Rights Agreement dated as of October 6, 2019 between Surge Components, Inc., as the Company, and Continental Stock Transfer & Trust Company, as Rights Agent filed with Form 10-Q on October 15, 2019.

10.1	Rental Agreement between Great American Realty and Surge Components dated July 28, 2020 as filed with the Form 10Q on October 15, 2020.

10.2	Rental Agreement between Great American Realty and Challenge Electronics dated July 28, 2020 as filed with the Form 10Q on October 15, 2020.

31.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by principal executive officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGE COMPONENTS, INC.

Date: July 17, 2023	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)