Form 10-Q
period 2023-08-31
SURGE COMPONENTS INC
filed 2023-10-16
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

The registrant’s common stock outstanding as of October 16, 2023, was 5,569,521 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2023	November 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$5,957,085	$8,690,040
Marketable Securities	3,974,283	-
Accounts receivable - net of allowance for doubtful accounts of $173,565 and $173,565	7,288,225	7,230,635
Inventory, net	5,642,745	6,408,551
Prepaid expenses and income taxes	335,038	470,847
Total current assets	23,197,376	22,800,073

Fixed assets – net of accumulated depreciation and amortization of $1,740,041 and $1,687,525	176,334	196,999
Operating Lease Right of Use Asset	1,284,526	1,362,305
Deferred income taxes	238,289	229,098
Other assets	34,299	34,299
Total assets	$24,930,824	$24,622,774

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31, 2023	November 30, 2022
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,636,254	$4,147,595
Operating lease liabilities, current maturities	292,509	309,216
Accrued expenses and taxes	699,811	899,259
Accrued salaries	525,930	598,519
Total current liabilities	5,154,504	5,954,589
Operating lease liabilities net of current maturities	1,124,060	1,164,722

Total liabilities	6,278,564	7,119,311

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,569,521 and 5,541,342 shares issued and outstanding	5,569	5,541
Additional paid-in capital	17,710,532	17,613,060
Accumulated other comprehensive income – unrealized gain on marketable debt securities	3,596	-
Accumulated equity (deficit)	932,553	(115,148)
Total shareholders’ equity	18,652,260	17,503,463

Total liabilities and shareholders’ equity	$24,930,824	$24,622,774

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2023	2022	2023	2022
Net sales	$28,248,853	$40,375,448	$8,857,859	$13,955,954

Cost of goods sold	20,382,092	29,412,362	6,561,858	10,327,025

Gross profit	7,866,761	10,963,086	2,296,001	3,628,929

Operating expenses:
Selling and shipping expenses	2,259,745	2,501,208	748,920	823,133
General and administrative expenses	4,106,287	4,767,820	1,316,604	1,395,580
Depreciation and amortization	52,516	58,799	17,505	20,728

Total operating expenses	6,418,548	7,327,827	2,083,029	2,239,441

Income before other income (expense) and income taxes	1,448,213	3,635,259	212,972	1,389,488

Other income (expense):

Other income	62,144	28,925	32,878	27,401
Interest expense	-	(386)	-	(74)

Other income (expense)	62,144	28,539	32,878	27,327

Income before income taxes	1,510,357	3,663,798	245,850	1,416,815

Income taxes	457,656	894,212	112,570	181,392

Net income	1,052,701	2,769,586	133,280	1,235,423
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income available to common shareholders	$1,047,701	$2,764,586	$130,780	$1,232,923

Net income per share available to common shareholders:

Basic	$.19	$.50	$.02	$.22
Diluted	$.18	$.48	$.02	$.21

Weighted Shares Outstanding:

Basic	5,556,049	5,532,043	5,569,521	5,541,342
Diluted	5,752,611	5,733,616	5,766,084	5,742,915

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2023	2022	2023	2022
Net income	$1,052,701	$2,769,586	$133,280	$1,235,423

Other comprehensive income:

Unrealized gain on marketable debt securities	3,596	-	3,596	-

Net comprehensive income	$1,056,297	$2,769,586	$136,876	$1,235,423

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Nine months ended August 31, 2022 and August 31, 2023

	Shares C Shares	Preferred Amount	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income		Accumulated Deficit	Total
Balance – December 1,2021	10,000	$10	5,515,342	$5,515	$17,023,454		$-	$(3,846,294)	$13,182,685
Preferred Stock Dividends	-	-	-	-	-		-	(5,000)	(5,000)
Issuance of shares as Compensation	-	-	26,000	26	97,474		-	-	97,500
Stock Option Exercise	-	-	-	-	492,132		-	-	492,132
Net Income	-	-	-	-	-		-	2,769,586	2,769,586
Balance – August 31, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$		$(1,081,708)	$16,536,903

	Shares C Shares	Preferred Amount	Common Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance – December 1, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$-	$(115,148)	$17,503,463
Preferred Stock Dividends	-	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as Compensation	-	-	28,179	28	97,472	-	-	97,500
Stock Option Issuance	-	-	-	-	-	3,596	-	3,596
Net Income	-	-	-	-	-	-	1 052 701	1,052 701
Balance – August 31, 2023	10,000	$10	5,541,342	$5,569	$17,710,532	$3,596	$932,553	$18,652,260

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2023	August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,052,701	$2,769,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,516	58,799
Deferred income taxes	(9,191)	201,597
Allowance for doubtful accounts	-	23,072
Stock Compensation	97,500	589,632

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(57,590)	(941,871)
Inventory	765,806	(1,692,057)
Prepaid expenses and income taxes	135,809	75,713
Other assets	20,410	29,872
Accounts payable	(511,341)	268,448
Accrued expenses	(277,037)	(144,996)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,269,583	1,237,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(31,851)	(48,351)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(31,851)	$(48,351)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Nine Months Ended
	August 31, 2023	August 31, 2022
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of marketable securities	$(3,970,687)	$-

Repayment of financing lease obligations	-	(6,948)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(3,970,687)	(6,948)

NET CHANGE IN CASH	(2,732,955)	1,182,496

CASH AT BEGINNING OF PERIOD	8,690,040	6,511,588

CASH AT END OF PERIOD	$5,957,085	$7,694,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$672,248	$617,291

Interest paid	$-	$386

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2023 and August 31, 2022 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long-term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,972,000 and $2,787,000 for the nine months ended August 31, 2023 and August 31, 2022 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $135,130 and $159,796 for the nine months ended August 31, 2023 and August 31, 2022 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $6,358,000 and $10,592,000 for the nine months ended August 31, 2023 and August 31, 2022 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2023 was $781,564. The Company at August 31, 2023, has a reserve against slow moving and obsolete inventory of $341,063. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At August 31, 2023 and November 30, 2022, the Company’s uninsured cash balances totaled $5,343,944 and $7,375,544, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2019, and state tax examinations for years before fiscal years ending November 30, 2018. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2023 and August 31, 2022.

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

(12) Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC Topic 321, Investments- Equity Securities. Any changes in the fair value of the Company’s marketable debt securities are included in the statement of other comprehensive income. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominately in Treasury bills treasury notes which are being invested until such time the funds are needed for operations and reflected as available for sale debt securities.

The value of these marketable securities at August 31, 2023 and November 30, 2022 is as follows:

	August 31,	November 30,
	2023	2022
Cost	$3,970,687	$-
Gross unrealized gain	3,596	-
Gross unrealized loss	-	-
Fair value	$3,974,283	$-

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,572 and $2,719 for the nine months ended August 31, 2023 and August 31, 2022 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2023 and August 31, 2022 totaled 263,438 and 258,427, respectively.

(15) Stock Based Compensation

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

(16) Leases:

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

(16) Leases (continued):

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2023	2022
Furniture and Fixtures	$327,971	$327,971
Leasehold Improvements	1,070,044	1,062,449
Computer Equipment	518,360	494,104
Less-Accumulated Depreciation	(1,740,041)	(1,687,525)
Net Fixed Assets	$176,334	$196,999

Depreciation and amortization expense for the nine months ended August 31, 2023 and August 31, 2022 were $52,516 and $58,799, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE E – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of August 31, 2023, the balance on the Credit Line was $0. As of August 31, 2023, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2023	2022
Commissions	$265,976	$366,766
Preferred stock dividends	166,569	161,569
Other accrued expenses	267,266	370,924

	$699,811	$899,259

NOTE G – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $1,752,000 at November 30, 2022. Pension expense for the nine months ended August 31, 2023 and August 31, 2022 was $26,751 and $898, respectively.

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

Dividends aggregating $166,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2022. The Company has accrued these dividends. At August 31, 2023, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of August 31, 2023.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended August 31, 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2022	360,000	$2.54
Options issued in the nine months ended August 31, 2023	-	$-
Options exercised in the nine months ended August 31, 2023	-	$-
Options cancelled in the nine months ended August 31, 2023	-	$-
Options outstanding at August 31, 2023	360,000	$2.54
Options exercisable at August 31, 2023	360,000	$2.54

The intrinsic value of the exercisable options at August 31, 2023 totaled $304,300. At August 31, 2023 the weighted average remaining life of the stock options is 2.71 years. At August 31, 2023, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2023	2022
Deferred Tax Assets
Depreciation	$31,317	$35,771
Allowance for bad debts	36,651	36,651
Inventory	83,875	81,523
Deferred rent	34,022	28,523
Other	52,424	46,630

Total deferred tax assets	238,289	229,098
Valuation allowance	-	-
Deferred Tax Assets	$238,289	$229,098

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

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2023	August 31, 2022
Current:
Federal	$322,894	$520,869
States	125,571	171,746
	448,465	692,615

Deferred:
Federal	6,618	159,266
States	2,573	42,331
	9,191	201,597
Provision for income taxes	$457,656	$894,212

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine months ended
	August 31,	August 31,
	2023	2022
U.S Federal Income tax statutory rate	21%	21%
State income taxes	5%	5%
Other	4%	(2)%

Effective tax rate	30%	24%

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

The Company’s future minimum rental commitments at August 31, 2023 are as follows:

Twelve Months Ended August 31,

2024	$292,509
2025	266,543
2026	209,332
2027	213,518
2028	217,788
2029 and after	467,644
$1,667,334

Net rental expense for the nine months ended August 31, 2023 and August 31, 2022 were $342,702 and $334,512 respectively, of which $208,703 and $205,797 respectively, was paid to the Related Company.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE L – MAJOR CUSTOMERS

The Company had two customers who accounted for 20% and 17% of net sales for the nine months ended August 31, 2023 and two customers who accounted for 11% and 20% of net sales for the nine months ended August 31, 2022. The Company had one customer who accounted for 30% of accounts receivable August 31, 2023 and 23% of accounts receivable at August 31, 2022.

NOTE M – MAJOR SUPPLIERS

During the nine months ended August 31, 2023 and August 31, 2022 there was one foreign supplier accounting for 31% and 33% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the nine months ended August 31, 2023, the Company purchased 34% of its products from Taiwan, 20% from Hong Kong, 28% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE N – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2023	2022
Canada	4,566,475	7,022,916
China	4,368,805	6,894,691
Other Asian Countries	1,088,886	1,674,555
South America	145,240	108,496
Europe	843,719	1,803,648

Revenues are attributed to countries based on location of customer.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $135,130 and $159,796 for the nine months ended August 31, 2023 and August 31, 2022 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to help these customers products have better performance capabilities. This proactive approach separates the Company from selling commodity products to more customized products Management expects the remainder of 2023, continuing into 2024, to be a period of continued change, in regard to pandemic healing, inflation and general economic conditions, challenge, in regard to maintaining consistent flow of products during shortages of certain products, and growth as we see our customers return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of raw materials has continued to increase, and due to that fact, our costs have increased. The Company in the first half of the year has been able to handle the brokering of certain semiconductor products, helping their customers to keep product lines up and running by locating products that their regular suppliers can’t deliver. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate financing, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times due to the backup at the ports and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company, although less now then previously. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand which impacts negatively the demand for The Company’s products, as the customers are producing less of their products. These economic conditions could have a negative impact on sales into 2024. The combination of disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, most of the Company’s factory partners have opened production facilities outside of China. As economic conditions have deteriorated, it has impacted the Company’s business. Customers have pushed back delivery dates, and in some cases required cancellations because they over ordered in 2022 creating a significant excess inventory. We are watching closely as customers adjust their inventory levels to reflect this new business demand, and the Company will respond accordingly. We expect that it could take four to six quarters for these customers to consume this excess inventory and start ordering products again which will reflect in the Company’s sales.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $60,000.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2023 decreased by $12,126,595 or 30.0%, to $28,248,853 as compared to net sales of $40,375,448 for the nine months ended August 31, 2022. Consolidated net sales for the three months ended August 31, 2023 decreased by $5,098,095 or 36.5%, to $8,857,859 as compared to net sales of $13,955,954 for the three months ended August 31, 2022. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decrease to customers pushing out orders due to them over ordering in 2022. The customers have excess inventory that they need to consume before ordering those products. Additionally, many customers because of having this excess inventory have not launched new product development as their cash is tied up in the inventory. We can also attribute some of the decrease in sales to the decrease in revenue derived from brokering certain products in the nine months ended August 31, 2022 in the amount of approximately $3.6 million in the nine months ended August 31, 2022 but only $217,000 in the nine months ended August 31, 2023. In Brokering, the Company helps customers find parts that their regular suppliers can not deliver. This was the result of shortages of certain products in 2022. Net sales for the nine months ended August 31, 2023 and August 31, 2022 reflect $872,224 and $1,035,423, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the nine months ended August 31, 2023 decreased by $3,096,325 to $7,866,761, or 28.2%, as compared to $10,963,086 for the nine months ended August 31, 2022. Gross margin as a percentage of net sales increased to 27.8% for the nine months ended August 31, 2023 compared to 27.2% for the nine months ended August 31, 2022. Gross profit for the three months ended August 31, 2023 decreased by $1,332,928 to $2,296,001, or 36.7%, as compared to $3,628,929 for the three months ended August 31, 2022. Gross margin as a percentage of net sales decreased slightly to 25.9% for the three months ended August 31, 2023 compared to 26% for the three months ended August 31, 2022. We attribute the decrease in gross profit to a decrease in sales volume in the nine and three months ended August 31, 2023. We attribute the increase in gross margin as a percentage of net sales to the Company shipping out orders with a higher profit margin during the nine months ended August 31, 2023.We attribute the decrease in gross profit as a percentage of sales for the three months ended August 31, 2023 to the Company’s decrease in sales volume for some of its customers with higher profit margins and increase in sales volume for customers with a lower gross profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commission we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the nine months ended August 31, 2023, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company also moved some customer deliveries directly to Hong Kong in order to mitigate some of these costs. In the balance of 2023, the Company expects the effects of the tariffs to be similar to 2022.

Selling and shipping expenses for the nine months ended August 31, 2023 was $2,259,745, a decrease of $241,463 or 9.7%, as compared to $2,501,208 for nine months ended August 31, 2022. Selling and shipping expenses for the three months ended August 31, 2023 was $748,920, a decrease of $74,213, or 9.0%, as compared to $823,133 for three months ended August 31, 2022. We attribute the decrease for the nine months ended August 31, 2023 to a decrease in commission expenses, as well as freight out and messenger and delivery expenses. These decreases were offset by increases in salesman payroll due to the hiring of new regional sales managers, trade show expenses and travel expenses. We attribute the decrease for the three months ended August 31, 2023 to decreases in commission expense offset by increases in Salesman payroll, travel and trade show expenses as well as freight out expenses.

General and administrative expenses for the nine months ended August 31, 2023 was $4,106,287, a decrease of $661,533, or 13.9%, as compared to $4,767,820 for the nine months ended August 31, 2022. General and administrative expenses for the three months ended August 31, 2023 was $1,316,604, a decrease of $78,976 or 5.7% as compared to $1,395,580 for the three months ended August 31, 2022. The decrease for the nine months ended August 31 2023 is due primarily to decreases in health insurance and office expenses as well as officer salary and directors fees due to stock option grants in 2022, professional fees and temporary help expenses. These decreases were offset by increases in salaries, rent expenses as well as computer expenses and pension expenses, as well as general insurance and consulting expenses. The decreases for the three months ended August 31, 2023 can be attributed to decreases in officers salary, health insurance and general insurance as well as decreases in temporary help expenses, office expenses and bad debt expenses as partially offset by increases in salaries, rent expenses, computer expenses as well as professional fees and consulting expenses.

Depreciation expense for the nine months ended August 31, 2023 was $52,516, a decrease of $6,283, or 10.7%, as compared to $58,799 for the nine months ended August 31, 2022. Depreciation expense for the three months ended August 31, 2023 was $17,505, a decrease of $3,223, or 15.5%, as compared to $20,728 for the three months ended August 31, 2022. The decrease is due to lower company purchasing of new equipment during the nine months ended August 31, 2023.

Tax expense for the nine months ended August 31, 2023 was $457,656, a decrease of $436,556 as compared to a tax expense of $894,212 for the nine months ended August 31, 2022. Tax expense for the three months ended August 31, 2023 was $112,570, a decrease of $68,822 as compared to a tax expense of $181,392 for the three months ended August 31, 2022. The changes result from our decrease in net income for such periods.

As a result of the foregoing, net income for the nine months ended August 31, 2023 was $1,052,701, compared to a net income of $2,769,586 for the nine months ended August 31, 2022. The net income for the three months ended August 31, 2023 was $133,280, compared to a net income of $1,235,423 for the three months ended August 31, 2022.

Liquidity and Capital Resources

As of August 31, 2023 we had cash of $5,957,085, and working capital of $18,042,872. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months and beyond. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources. The Company has historically held its cash in a limited number of financial institutions. In light of the collapse of the Silicon Valley Bank and Signature Bank, the Company is in the process of reevaluating alternative cash management strategies. In June 2023, the Company moved approximately $4,000,000 of its cash to Treasury Bills.

During the nine months ended August 31, 2023, we had net cash flow provided by operating activities of $1,269,583, as compared to net cash flow provided by operating activities of $1,237,795 for the nine months ended August 31, 2022. The increase in cash flow from operating activities totalling approximately $32,000 was primarily the result of lower net income and accounts payable and accrued expenses as offset by lower inventory levels.

We had net cash flow used in investing activities of $(31,851) for the nine months ended August 31, 2023, as compared to net cash flow used in investing activities of $(48,351) for the nine months ended August 31, 2022. We attribute the change to the Company purchasing less new equipment during the nine months ended August 31, 2023 than in 2022.

We had net cash flow used by financing activities of $(3,970,687) during the nine months ended August 31, 2023 as compared to $(6,948) provided by financing activities for nine months ended August 31, 2022. The increase in cash used for financing activities in the nine months ended August 31, 2023 was the result of the acquisition of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

As a result of the foregoing, the Company had a net decrease in cash of $2,732,955 for the nine months ended August 31, 2023, as compared to a net increase in cash of $1,182,496 for the nine months ended August 31, 2022.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2023:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,667,334	292,509	475,875	431,306	467,644
Total obligations	$1,667,334	$292,509	$475,875	$431,306	$467,644

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2023 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 16, 2023	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)