Form 10-Q
period 2024-02-29
SURGE COMPONENTS INC
filed 2024-04-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

The registrant’s common stock outstanding as of April 11, 2024, was 5,577,698 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 29, 2024	November 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$9,091,787	$7,634,799
Marketable securities	2,928,008	3,204,772
Accounts receivable - net of allowance for doubtful accounts of $79,341 and $79,341	5,295,778	6,097,411
Inventory, net	3,869,738	5,422,824
Prepaid expenses and income taxes	170,877	520,104
Total current assets	21,356,188	22,879,910

Fixed assets – net of accumulated depreciation and amortization of $1,775,156 and $1,757,772	152,736	170,120
Operating lease right of use asset	1,275,785	1,350,998
Deferred income taxes	259,974	241,328
Other assets	34,299	34,299
Total assets	$23,078,982	$24,676,655

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 29, 2024	November 30, 2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,058,179	$3,216,590
Operating lease liabilities, current maturities	307,976	351,957
Accrued expenses and taxes	601,595	735,383
Accrued salaries	460,013	667,058
Total current liabilities	3,427,763	4,970,988
Operating lease liabilities net of current maturities	1,112,109	1,136,766
Total liabilities	4,539,872	6,107,754

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,577,698 and 5,577,698 shares issued and outstanding	5,576	5,576
Additional paid-in capital	17,710,525	17,710,525
Accumulated other comprehensive income – unrealized gain on marketable debt securities	45,538	828
Accumulated equity	777,461	851,962
Total shareholders’ equity	18,539,110	18,568,901

Total liabilities and shareholders’ equity	$23,078,982	$24,676,655

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Net sales	$7,053,706	$9,191,773

Cost of goods sold	5,011,578	6,542,705

Gross profit	2,042,128	2,649,068

Operating expenses:
Selling and shipping expenses	672,403	771,539
General and administrative expenses	1,436,904	1,300,463
Depreciation and amortization	17,384	17,207
Total operating expenses	2,126,691	2,089,209

(Loss) income before other income and income taxes	(84,563)	559,859

Other income (expense):
Interest expense	-	-
Interest and dividend income	24,473	12,456

Other income (expense):	24,473	12,456

(Loss) income before income taxes	(60,090)	572,315

Income taxes	11,911	177,155

Net (loss) income	$(72,001)	$395,160
Dividends on preferred stock	2,500	2,500

Net (loss) income available to common shareholders	$(74,501)	$392,660

Net (loss) income per share available to common shareholders:

Basic	$(.01)	$.07
Diluted	$(.01)	$.07

Weighted Shares Outstanding:
Basic	5,577,698	5,541,342
Diluted	5,577,698	5,736,901

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Net (loss) income	$(72,001)	$395,160

Other comprehensive income:

Unrealized gain on marketable debt securities,net of tax	44,710	-

Net comprehensive (loss) income	$(27,291)	$395,160

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Three months ended February 28, 2023 and February 29, 2024

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated Equity
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total
Balance – December 1, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$-	$(115,148)	$17,503,463
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	395,160	395,160
Balance – February 28, 2023	10,000	$10	5,515,342	$5,541	$17,613,060	$-	$277,512	$17,896,123

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2023	10,000	$10	5,577,698	$5,576	$17,710,525	$828	$851,962	$18,568,901
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-	-
Change in unrealized gain on marketable securities						44,710		44,710
Stock option exercise	-	-	-	-	-	-	-	-
Net Loss (income)	-	-	-	-	-	-	(72,001)	(72,001)
Balance – February 29, 2024	10,000	$10	5,577,698	$5,576	$17,710,525	$45,538	$777,461	$18,539,110

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(72,001)	$395,160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,384	17,207

Deferred income taxes	(18,646)	6,390
Allowance for doubtful accounts	-	-
Stock Compensation Expense	-	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	801,633	890,630
Inventory	1,553,086	455,108
Prepaid expenses and income taxes	349,227	164,981
Other assets	6,575	6,867
Accounts payable	(1,158,411)	(97,948)
Accrued expenses	(343,333)	(312,662)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,135,514	1,525,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$-	$(22,699)
Proceeds from marketable securities	321,474	-
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$321,474	$(22,699)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM FINANCING ACTIVITIES:
	$-	$-

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	1,456,988	1,503,034

CASH AT BEGINNING OF PERIOD	7,634,799	8,690,040

CASH AT END OF PERIOD	$9,091,787	$10,193,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$46,863	$235

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the three months ended February 29, 2024 and February 28, 2023 may not be representative of those for the full fiscal year or any future periods.

(2) Accounts Receivable:

Trade accounts receivable are recorded at the net invoice value net of the allowance for credit losses in the consolidated balance sheet and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Based on the Company’s operating history and customer base, bad debts to date have not been material. Repayment terms vary from customer to customer and range from 15 days to 120 days.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $912,000 and $407,000 for the three months ended February 29, 2024 and February 28, 2023 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $19,190 and $83,982 for the three months ended February 29, 2024 and February 28, 2023 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $1,082,000 and $2,857,000 for the three months ended February 29, 2024 and February 28, 2023 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 29, 2024 was $330,863. The Company, at November 30, 2023 has a reserve against slow moving and obsolete inventory of $440,646. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At February 29, 2024 and November 30, 2023, the Company’s uninsured cash balances totaled $8,027,273 and $6,569,806, respectively. The increase in cash balances is due to an increase in cash from the Company’s operations.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(7) Income Taxes:

The Company’s deferred income taxes arise primarily from the differences in the recording of allowances for bad debts, inventory reserves, depreciation and other expenses for financial reporting and income tax purposes. A valuation allowance is provided when it has been determined to be more likely than not that the likelihood of the realization of deferred tax assets will not be realized. See Note H.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 29, 2024 and February 28, 2023.

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

The value of these marketable securities at February 29, 2024 and November 30, 2023 is as follows:

	February 29,	November 30,
	2024	2023
Cost	$2,882,470	$3,203,944
Gross unrealized gain	45,538	828
Gross unrealized loss	-	-
Fair value	$2,928,008	$3,204,772

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $40 and $119 for three months ended February 29, 2024 and February 28, 2023 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 29, 2024 and February 28, 2023 totaled 445,000 and 264,441, respectively.

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 29,	November 30,
	2024	2023
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,070,044	1,070,044
Computer Equipment	528,662	528,662
Less-Accumulated Depreciation	(1,775,156)	(1,757,772)
Net Fixed Assets	$152,736	$170,120

Depreciation and amortization expense for the three months ended February 29, 2024 and February 28, 2023 was $17,384 and $17,207, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of February 29, 2024, the balance on the Credit Line was $0. As of February 29, 2024, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29,	November 30,
	2024	2023
Commissions	$231,850	$229,882
Preferred stock dividends	169,069	166,569
Other accrued expenses	200,676	338,932
	$601,595	$735,383

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,069,000 at November 30, 2023. Pension expense for the three months ended February 29, 2024 and February 28, 2023 was $9,443 and $7,827, respectively.

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

Dividends aggregating $169,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2023. The Company has accrued these dividends. At February 29, 2024 there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 29, 2024.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended February 29, 2024 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2023	345,000	$2.59
Options issued in the three months ended February 29, 2024	-	$-
Options exercised in the three months ended February 29, 2024	-	$-
Options cancelled in the three months ended February 29, 2024	-	$-
Options outstanding at February 29, 2024	345,000	$2.59
Options exercisable at February 29, 2024	345,000	$2.59

The intrinsic value of the exercisable options at February 29, 2024 totaled $215,450. At February 29, 2024 the weighted average remaining life of the stock options is 2.24 years. At February 29, 2024 there was no unrecognized compensation cost related to the stock options granted under the plan.

[3] Compensation of Directors

Compensation for each non-employee director is $3,000 per month (and $4,000 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors).

NOTE H – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s deferred income taxes are comprised of the following:

	February 29,	November 30,
	2024	2023
Deferred Tax Assets
Depreciation	$35,843	$35,684
Allowance for bad debts	17,309	17,309
Inventory	84,450	84,450
Facilities rental	36,780	35,473
Other	85,592	68,412

Total deferred tax assets	259,974	241,328
Valuation allowance	-	-
Deferred Tax Assets	$259,974	$241,328

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H – INCOME TAXES (Continued)

A valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 29, 2024	February 28, 2023
Current:
Federal	$6,544	$133,776
States	24,013	36,989
	30,557	170,765

Deferred:
Federal	(13,425)	5,048
States	(5,221)	1,342
	(18,646)	6,390
Provision for income taxes	$11,911	$177,155

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months Ended
	February 29,	February 28,
	2024	2023
U.S Federal Income tax statutory rate	(21)%	21%
State income taxes	(5)%	5%
Other-primarily state franchise taxes	46%	5%
Effective tax rate	20%	31%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

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

The Company’s future minimum rental commitments at February 29, 2024 are as follows:

Twelve Months Ended February 29,

2025	$353,025
2026	276,695
2027	211,421
2028	215,650
2029	219,965
2030 and after	356,751
$1,633,507

Net rental expense for the three months ended February 29, 2024 and February 28, 2023 were $114,669 and $111,280 respectively, of which $70,556 and $69,566 respectively, was paid to the Related Company.

The remaining weighted average lease term is 5.75 years at February 29, 2024. The weighted average discount rate is 5.25 % at February 29, 2024.

NOTE J – EMPLOYMENT AND OTHER AGREEMENTS

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 22% and 16% of net sales for the three months ended February 29, 2024 and two customers who accounted for 14% and 19% of net sales for the three months ended February 28, 2023. The Company had one customer who accounted for 34% of accounts receivable at February 29, 2024 and one customer who accounted for 25% of accounts receivable at February 28, 2023.

NOTE L – MAJOR SUPPLIERS

During the three months ended February 29, 2024 and February 28, 2023 there was one foreign supplier accounting for 32% and 38% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 29, 2024, the Company purchased 34% of its products from Taiwan, 22% from Hong Kong, 27% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 29,	February 28,
	2024	2023
Canada	818,585	1,936,612
China	1,158,221	1,172,946
Other Asian Countries	215,370	297,711
South America	35,429	43,149
Europe	276,872	292,139

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $19,190 and $83,982 for the three months ended February 29, 2024 and February 28, 2023 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have engineers on our staff who work with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state. Challenge also at times handles the brokering of certain products, helping its customers find parts that regular suppliers can’t deliver.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The world of business continues to change. Customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management expects 2024 to continue to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth, as we see our customers change their manufacturing and buying practices. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers, engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, if costs of raw materials continues to increase, our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract good sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times. The tariffs continue to impact the Company, although less now then previously. Supply chain challenges can present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand which could impact negatively the demand for the Company’s products, as the customers are producing less of their products. These economic conditions could have a negative impact on sales into 2025. The combination of possible increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China. As economic conditions have deteriorated, it has impacted the Company’s business. Customers at the end of 2022 had pushed back delivery dates, and in some cases required cancellations because they over ordered, creating a significant excess inventory. We are watching closely as customers slowly consume their excess inventory levels that reflect this new business demand, and the Company will respond accordingly. This consumption of inventory by the customers is taking longer than expected. As of the end of the first quarter we have seen some customers begin to start ordering products again. We expect to see customers getting back to normal ordering levels by the second half of 2025.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $42,000.

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

Results of Operations

Consolidated net sales for the three months ended February 29, 2024 decreased by $2,138,067 or 23.3%, to $7,053,706 as compared to net sales of $9,191,773 for the three months ended February 28, 2023. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decrease to customers pushing out orders due to them over ordering in 2022. The customers have excess inventory that they need to consume before re-ordering those products. Additionally, many customers, because of having this excess inventory have not launched new product development as their cash is tied up in the inventory. Net sales for the three months ended February 29, 2024 and February 28, 2023 reflect $154,486 and $394,793, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 29, 2024 decreased by $606,940 to $2,042,128, or 22.9%, as compared to $2,649,068 for the three months ended February 28, 2023. Gross margin as a percentage of net sales increased to 29.0% for the three months ended February 29, 2024 compared to 28.8% for the three months ended February 28, 2023. The increase can be attributed to certain products being sold at a higher profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the first quarters of Fiscal 2024, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the three months ended February 29, 2024 was $672,403, a decrease of $99,136, or 12.8%, as compared to $771,539 for three months ended February 28, 2023. We attribute the decrease to decreases in sales and the resulting selling expenses such as commission expenses, travel expenses, and auto and freight out expenses, offset by entertainment and printing expenses.

General and administrative expenses for the three months ended February 29, 2024 was $1,436,904, an increase of $136,441, or 10.5%, as compared to $1,300,463 for the three months ended February 28, 2023. The increase is due primarily to increases in salaries and related payroll tax expenses as well as rent expenses, general insurance expenses, as well as computer and maintenance expenses and consulting, professional fees and public company expenses, partially offset by decreases in officer salaries and health insurance as well as temporary help expenses.

Depreciation expense for the three months ended February 29, 2024 was $17,384, an increase of $177, or 1.0%, as compared to $17,207 for the three months ended February 28, 2023.

Tax expense for the three months ended February 29, 2024 was $11,911, a decrease of $165,244 as compared to a tax expense of $177,155 for the three months ended February 28, 2023. The changes result from our decrease in net income for the 2024 period.

As a result of the foregoing, net loss for the three months ended February 29, 2024 was $(72,001), compared to a net income of $395,160 for the three months ended February 28, 2023.

Liquidity and Capital Resources

As of February 29, 2024 we had cash of $9,091,787, marketable securities of $2,928,008, and working capital of $17,928,425. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the three months ended February 29, 2024, we had net cash flow provided by operating activities of $1,135,514, as compared to net cash flow provided by operating activities of $1,525,733 for the three months ended February 28, 2023. The decrease in cash flow from operating activities was primarily the result of lower net income as well as accounts receivable and accounts payable and accrued expenses as partially offset by lower inventory levels in 2024.

We had net cash flow provided by investing activities of $321,474 from financing activities for the three months ended February 29, 2024, as compared to net cash flow used in investing activities of $(22,699) for the three months ended February 28, 2023. We attribute the change to proceeds of approximately $321,000 from marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

We had net cash flow of $0 during the three months ended February 29, 2024 as compared to $0 for the three months ended February 28, 2023.

As a result of the foregoing, the Company had a net increase in cash of $1,456,988 for three months ended February 29, 2024, as compared to a net increase in cash of $1,503,034 for the three months ended February 28, 2023.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 29, 2024:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,633,507	353,025	488,116	435,615	356,751

Total obligations	$1,633,507	$353,025	$488,116	$435,615	$356,751

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2024 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 29, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 15, 2024	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)