Form 10-Q
period 2024-05-31
SURGE COMPONENTS INC
filed 2024-07-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

The registrant’s common stock outstanding as of July 11, 2024, was 5,582,783 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2024	November 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$5,702,682	$7,634,799
Marketable securities	6,768,049	3,204,772
Accounts receivable - net of allowance for doubtful accounts of $80,297 and $79,341	5,561,854	6,097,411
Inventory, net	5,043,824	5,422,824
Prepaid expenses and income taxes	471,061	520,104
Total current assets	23,547,470	22,879,910

Fixed assets – net of accumulated depreciation and amortization of $1,792,540 and $1,757,772	135,352	170,120
Operating lease right of use asset	1,200,671	1,350,998
Deferred income taxes	222,304	241,328
Other assets	34,299	34,299
Total assets	$25,140,096	$24,676,655

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2024	November 30, 2023
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,109,054	$3,216,590
Operating lease liabilities, current maturities	354,027	351,957
Accrued expenses and taxes	544,703	735,383
Accrued salaries	390,981	667,058
Total current liabilities	5,398,765	4,970,988
Operating lease liabilities net of current maturities	996,344	1,136,766
Total liabilities	6,395,109	6,107,754

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,582,783 and 5,577,698 shares issued and outstanding	5,581	5,576
Additional paid-in capital	17,725,520	17,710,525
Accumulated other comprehensive income – unrealized gain on marketable debt securities	38,476	828
Accumulated equity	975,400	851,962
Total shareholders’ equity	18,744,987	18,568,901

Total liabilities and shareholders’ equity	$25,140,096	$24,676,655

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2024	2023	2024	2023
Net sales	$14,398,701	$19,390,994	$7,344,995	$10,199,221

Cost of goods sold	10,354,008	13,820,234	5,342,430	7,277,529

Gross profit	4,044,693	5,570,760	2,002,565	2,921,692

Operating expenses:
Selling and shipping expenses	1,344,970	1,510,825	672,567	739,286
General and administrative expenses	2,636,944	2,789,683	1,200,040	1,489,220
Depreciation and amortization	34,768	35,011	17,384	17,804

Total operating expenses	4,016,682	4,335,519	1,889,991	2,246,310

Income before other income (expense) and income taxes	28,011	1,235,241	112,574	675,382

Other income (expense):

Interest and net dividend income	153,180	29,266	128,708	16,810
Interest expense	-	-	-	-

Other income (expense)	153,180	29,266	128,708	16,810

Income before income taxes	181,191	1,264,507	241,282	692,192

Income taxes	55,253	345,086	43,342	167,931

Net income	125,938	919,421	197,940	524,261
Dividends on preferred stock	2,500	2,500	-	-

Net income available to common shareholders	$123,438	$916,921	$197,940	$524,261

Net income per share available to common shareholders:

Basic	$.02	$.17	$.04	$.09
Diluted	$.02	$.16	$.03	$.09

Weighted Shares Outstanding:

Basic	5,579,115	5,549,238	5,580,517	5,556,963
Diluted	5,762,670	5,746,413	5,764,072	5,754,137

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2024	2023	2024	2023
Net Income	125,938	919,421	197,940	524,261
Other comprehensive income:	-	-	-	-
Unrealized gain on marketable debt securities net of tax	37,648	-	(7,062)	-
Net comprehensive income	$163,586	$919,421	$190,878	$524,261

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Six months ended May 31, 2023 and May 31, 2024

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated Equity
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total
Balance – December 1, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$-	$(115,148)	$17,503,463
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	28,179	27	97,473	-	-	97,500
Stock option exercise	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	919,421	919,421
Balance – May 31, 2023	10,000	$10	5,569,521	$5,568	$17,710,533	$-	$801,773	$18,517,884

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2023	10,000	$10	5,577,698	$5,576	$17,710,525	$828	$851,962	$18,568,901
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	5,085	5	14,995	-	-	15,000
Change in unrealized gain on marketable securities						37,648		37,648
Stock option exercise	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	125,938	125,938
Balance – May 31, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$38,476	$975,400	$18,744,987

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,938	$919,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,768	35,011

Deferred income taxes	19,024	(4,828)
Allowance for doubtful accounts	956	-
Stock Compensation Expense	15,000	97,500

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	534,601	(344,349)
Inventory	379,000	657,443
Prepaid expenses and income taxes	49,285	(286,100)
Other assets	11,975	13,558
Accounts payable	892,464	(737,442)
Accrued expenses	(469,499)	(211,985)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,593,512	138,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$-	$(31,851)
Acquisition of marketable securities	(4,335,629)	-
Proceeds from the sale of marketable securities	810,000	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(3,525,629)	$(31,851)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM FINANCING ACTIVITIES:
	$-	$-

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(1,932,117)	106,378

CASH AT BEGINNING OF PERIOD	7,634,799	8,690,040

CASH AT END OF PERIOD	$5,702,682	$8,796,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$233,944	$345,086

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the six months ended May 31, 2024 and May 31, 2023 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,934,000 and $1,268,000 for the six months ended May 31, 2024 and May 31, 2023 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $37,683 and $157,221 for the six months ended May 31, 2024 and May 31, 2023 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $2,457,000 and $5,121,000 for the six months ended May 31, 2024 and May 31, 2023 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2024 was $1,035,235. The Company, at May 31, 2024 has a reserve against slow moving and obsolete inventory of $440,646. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2024 and November 30, 2023, the Company’s uninsured cash balances totaled $4,638,186 and $6,569,806, respectively. The decrease in cash balances is due to an increase in the investment in marketable securities as partially offset by cash from the Company’s operations.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2020, and state tax examinations for years before fiscal years ending November 30, 2019. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2024 and May 31, 2023.

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

The value of these marketable securities at May 31, 2024 and November 30, 2023 is as follows:

	May 31,	November 30,
	2024	2023
Cost	$6,730,401	$3,203,944
Gross unrealized gain	40,693	828
Gross unrealized loss	(3,045)	-
Fair value	$6,768,049	$3,204,772

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $898 and $798 for six months ended May 31, 2024 and May 31, 2023 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2024 and May 31, 2023 totaled 276,445 and 262,826, respectively.

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

(16) Leases:

On December 1, 2019, the Company adopted the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement.

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2024	2023
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,070,044	1,070,044
Computer Equipment	528,662	528,662
Less-Accumulated Depreciation	(1,792,540)	(1,757,772)
Net Fixed Assets	$135,352	$170,120

Depreciation and amortization expense for the six months ended May 31, 2024 and May 31, 2023 was $34,768 and $35,011, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of May 31, 2024, the balance on the Credit Line was $0. As of May 31, 2024, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2024	2023
Commissions	$218,397	$229,882
Preferred stock dividends	169,069	166,569
Other accrued expenses	157,237	338,932
	$544,703	$735,383

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,069,000 at November 30, 2023. Pension expense for the six months ended May 31, 2024 and May 31, 2023 was $20,854 and $18,340, respectively.

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

Dividends aggregating $169,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2023. The Company has accrued these dividends. At May 31, 2024 there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2024.

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

In April 2024, a total of 5,085 shares were issued to one of the Company’s officers as part of their bonus compensation under the 2015 stock plan. The Company recorded a cost of $15,000 relating to the issuance of these shares in the second quarter of 2024.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended May 31, 2024 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2023	345,000	$2.59
Options issued in the six months ended May 31, 2024	-	$-
Options exercised in the six months ended May 31, 2024	-	$-
Options cancelled in the six months ended May 31, 2024	-	$-
Options outstanding at May 31, 2024	345,000	$2.59
Options exercisable at May 31, 2024	345,000	$2.59

The intrinsic value of the exercisable options at May 31, 2024 totaled $206,150. At May 31, 2024 the weighted average remaining life of the stock options is 1.98 years. At May 31, 2024 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2024	2023
Deferred Tax Assets
Depreciation	$39,228	$35,684
Allowance for bad debts	17,493	17,309
Inventory	84,450	84,450
Facilities rental	37,871	35,473
Other	43,262	68,412

Total deferred tax assets	222,304	241,328
Valuation allowance	-	-
Deferred Tax Assets	$222,304	$241,328

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

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2024	May 31, 2023
Current:
Federal	$18,976	$275,057
States	17,253	74,857
	36,229	349,914

Deferred:
Federal	-	(3,814)
States	19,024	(1,014)
	19,024	(4,828)
Provision for income taxes	$55,253	$345,086

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six Months Ended
	May 31,	May 31,
	2024	2023
U.S Federal Income tax statutory rate	21%	21%
State income taxes	5%	5%
Other-primarily state franchise taxes	4%	1%
Effective tax rate	30%	27%

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

The Company’s future minimum rental commitments at May 31, 2024 are as follows:

Twelve Months Ended May 31,

2025	$354,027
2026	253,533
2027	229,942
2028	216,718
2029	225,474
2030 and after	75,652
$1,355,346

Net rental expense for the six months ended May 31, 2024 and May 31, 2023 were $234,522 and $223,283 respectively, of which $141,112 and $139,136 respectively, was paid to the Related Company.

The remaining weighted average lease term is 5.5 years at May 31, 2024. The weighted average discount rate is 5.25% at May 31, 2024.

NOTE J – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements continue until terminated by either party.  In May of 2021, the base salaries were raised from $300,000 for one officer and $250,000 for the other officer. In April 2024, the base salaries for the two officers were amended to $330,000 for one officer and $275,000 for the other officer.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 17% and 13% of net sales for the six months ended May 31, 2024 and two customers who accounted for 20% and 21% of net sales for the six months ended May 31, 2023. The Company had two customers who accounted for 24% and 15% of accounts receivable at May 31, 2024 and one customer who accounted for 37% of accounts receivable at May 31, 2023.

NOTE L – MAJOR SUPPLIERS

During the six months ended May 31, 2024 and May 31, 2023 there was one foreign supplier accounting for 30% and 27% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May 31, 2024, the Company purchased 33% of its products from Taiwan, 14% from Hong Kong, 47% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2024	2023
Canada	1,679,382	3,700,851
China	2,555,586	2,792,528
Other Asian Countries	408,069	613,280
South America	57,700	112,781
Europe	516,089	600,952

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $37,683 and $157,221 for the six months ended May 31, 2024 and May 31, 2023 respectively.

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

The world of business continues to change. Customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management expects 2024 to continue to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth, as we see our customers change their manufacturing and buying practices. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers, engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, if costs of raw materials continues to increase, our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract good sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times. The tariffs continue to impact the Company, although less now then previously. Supply chain challenges can present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand which could impact negatively the demand for the Company’s products, as the customers are producing less of their products. These economic conditions could have a negative impact on sales into 2025. The combination of possible increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China. As economic conditions have deteriorated, it has impacted the Company’s business. Customers at the end of 2022 had started to push back delivery dates, and in some cases required cancellations because they over ordered, creating a significant excess inventory. We are watching closely as customers slowly consume their excess inventory levels that reflect this new business demand, and the Company will respond accordingly. This consumption of inventory by the customers is taking longer than expected. As of the end of the first quarter we have seen some customers begin to start ordering products again. We expect to see customers getting back to normal ordering levels by the second half of 2025.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $55,000.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2024 decreased by $4,992,293 or 25.7%, to $14,398,701 as compared to net sales of $19,390,994 for the six months ended May 31, 2023. Consolidated net sales for the three months ended May 31, 2024 decreased by $2,854,226 or 28.0%, to $7,344,995 as compared to net sales of $10,199,221 for the three months ended May 31, 2023. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decrease to customers pushing out orders due to them over ordering in 2022. The customers have excess inventory that they need to consume before re-ordering those products. Additionally, many customers, because of having this excess inventory have not launched new product development as their cash is tied up in their inventory. Net sales for the six months ended May 31, 2024 and May 31, 2023 reflect $257,608 and $731,024, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2024 decreased by $1,526,067 to $4,044,693, or 27.4%, as compared to $5,570,760 for the six months ended May 31, 2023. Gross margin as a percentage of net sales decreased to 28.1% for six months ended May 31, 2024 compared to 28.7% for the six months ended May 31, 2023. Gross profit for the three months ended May 31, 2024 decreased by $919,127 to $2,002,565, or 31.5%, as compared to $2,921,692 for the three months ended May 31, 2023. Gross margin as a percentage of net sales decreased to 27.3% for the three months ended May 31, 2024 compared to 28.6% for the three months ended May 31, 2023. The decrease can be attributed to certain products being sold at a lower profit margin, as well as decreases in sales from some of our higher margin customers. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the first half of Fiscal 2024, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the six months ended May 31, 2024 was $1,344,970, a decrease of $165,855, or 11%, as compared to $1,510,825 for six months ended May 31, 2024. Selling and shipping expenses for the three months ended May 31, 2024 was $672,567, a decrease of $66,719, or 9.0%, as compared to $739,286 for three months ended May 31, 2023. We attribute the decrease to decreases in sales and the resulting selling expenses such as commission expenses, travel expenses, and freight out expenses, offset by increases in salesman payroll due to hiring of additional sales employees in the six months ended May 31, 2024, as well as entertainment and auto expenses.

General and administrative expenses for the six months ended May 31, 2024 was $2,636,944, a decrease of $152,739, or 5.5%, as compared to $2,789,683 for the six months ended May 31, 2023. General and administrative expenses for the three months ended May 31, 2024 was $1,200,040, a decrease of $289,180, or 19.5% as compared to $1,489,220 for the three months ended May 31, 2023. The decrease is due primarily to decreases in officer salaries as well as health and general insurance expenses, as well as utilities, directors fees and consulting expenses as partially offset by increases in salaries and related payroll tax expenses, rent, office expenses and professional fees as well as public company expenses and bank charges.

Depreciation expense for the six months ended May 31, 2024 was $34,768, an decrease of $243, or less than 1.0%, as compared to $35,011 for the six months ended May 31, 2023. Depreciation expense for the three months ended May 31, 2024 was $17,384, a decrease of $420, or 2.4%, as compared to $17,804 for the three months ended May 31, 2023.

Tax expense for the six months ended May 31, 2024 was $55,253, a decrease of $289,833 as compared to a tax expense of $345,086 for the six months ended May 31, 2023. Tax expense for the three months ended May 31, 2024 was $43,342, a decrease of $124,589 as compared to a tax expense of $167,931 for the three months ended May 31, 2023. The changes result from our decrease in net income for the 2024 period.

As a result of the foregoing, net income for the six months ended May 31, 2024 was $125,938 compared to a net income of $919,421 for the six months ended May 31, 2023. The net income for the three months ended May 31, 2024 was $197,940, compared to a net income of $524,261 for the three months ended May 31, 2023.

Liquidity and Capital Resources

As of May 31, 2024 we had cash of $5,702,682, marketable securities of $6,768,049, and working capital of $18,148,705. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash and marketable securities resources, including hiring new sales managers to help to grow the revenue as well as opening up new offices globally and expanding the Company’s existing sales offices. In addition, The Company believes that during these globally challenging economic times the Company should ensure that it has a sufficient cash flow and working capital to support the business until the anticipated turnaround in 2025.

During the six months ended May 31, 2024, we had net cash flow provided by operating activities of $1,593,512, as compared to net cash flow provided by operating activities of $138,229 for the six months ended May 31, 2023. The increase in cash flow from operating activities was primarily the result of lower accounts receivable and inventory and higher accounts payable as partially offset by lower net income and accrued expenses.

We had net cash flow used in investing activities of $(3,525,629) from financing activities for the six months ended May 31, 2024, as compared to net cash flow used in investing activities of $(31,851) for the six months ended May 31, 2023. We attribute the change to the acquisition of approximately $4,336,000 of Treasury bills and notes issued by the United States Treasury, as partially offset by the proceeds from maturing Treasury bills and notes of approximately $810,000.

We had net cash flow provided by financing activities of $0 during the six months ended May 31, 2024 as compared to $0 for the six months ended May 31, 2023.

As a result of the foregoing, Including investing excess cash into short term treasury bills, the Company had a net decrease in cash of $(1,932,117) for six months ended May 31, 2024, as compared to a net increase in cash of $106,378 for the six months ended May 31, 2023.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2024:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,355,346	354,027	483,475	442,192	75,652
Total obligations	$1,355,346	$354,028	$483,475	$442,192	$75,652

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2024 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 15, 2024	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)