Form 10-K
period 2024-11-30
SURGE COMPONENTS INC
filed 2025-02-28
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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

As of May 31, 2024, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $8.1 million.

The registrant’s common stock outstanding as of February 24, 2025, was 5,582,783 shares of common stock.

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

This report also contains estimates. These estimates involve a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for one of such manufacturers, Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $95,584 and $106,885 for the fiscal years ended November 30, 2024 (“Fiscal 2024”) and November 30, 2023 (“Fiscal 2023”), respectively.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2024 and Fiscal 2023, capacitors accounted for approximately 28% and 31% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2024 and Fiscal 2023. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 28% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2024.

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

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2024, we maintained inventory valued at $5,000,707.

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

Product Availability

Surge and Challenge obtain a significant amount of their products from manufacturers in Asia. Of the total goods purchased by Surge and Challenge in Fiscal 2024, those foreign manufactured products were supplied from manufacturers in Taiwan (31%), Hong Kong (15%), elsewhere in Asia including China, South Korea and Singapore (49%) and overseas outside of Asia (less than 1%). The Company purchases the balance of its products from the United States. The Company purchases its products from approximately sixteen different manufacturers.

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

For Fiscal 2024 and Fiscal 2023, one of Surge’s vendors, Lelon Electronics, accounted for approximately 28% and 31% of Surge’s consolidated purchases, respectively. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

The components business has, from time to time, experienced periods of shortages in product supply, usually as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices and or reduce the number of units sold to given customers. Should there be shortages in the future, such shortages may benefit our business if we get preferential supply from our manufacturers. It could also have an adverse effect upon our business, in the case that our manufacturers don’t have enough capacity to provide enough components. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. In cases of shortages, customers may purchase more than they need and thus reducing future demand for their products while they use up their excess inventory.What is the status now?

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers accounted for 19% and 15% of net sales for Fiscal 2024, and 20% and 18% of net sales for Fiscal 2023. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Backlog

As of November 30, 2024, our backlog was approximately $9,432,962, as compared with $11,427,000 at November 30, 2023. Substantially all backlog is expected to be shipped by us within 365 days of booking date. Due to the economic downturn, some of the Company’s customers have cancelled orders while others are not placing as many new orders. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2024, Surge and Challenge employed 42 persons, two of whom are employed in executive capacities, nine are engaged in sales, four in engineering, four in purchasing, five in administrative capacities, twelve in customer service, two in accounting and four in warehousing. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

●	Adding work from home flexibility.

●	Adjusting attendance policies to encourage those who are sick to stay home.

●	Increasing cleaning protocols across all locations.

●	Providing additional personal protective equipment and cleaning supplies.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 28% and 31% of the Company’s consolidated purchases in the years ending November 30, 2024 and November 30, 2023. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

We need to maintain large inventories in order to succeed and as a result, price fluctuations could harm us.

In order to adequately service our customers, we believe that it is necessary to maintain a large inventory of products. Accordingly, we attempt to maintain a one-to-two month inventory of those products which we supply to our customers. As a result of our strategic inventory purchasing policies, under which we order products to obtain preferential pricing, we generally waive the right to manufacturers’ inventory protection agreements (including price protection and inventory return rights). As a result, we bear the risk of increases in the prices charged by our manufacturers to the Company and decreases in the prices we are able to charge our customers. If prices of components which we hold in inventory decline or if new technology is developed that displaces products which we sell, our business could be materially adversely affected. Typically the Company has experienced very little impact from customer design changes and slowdown but this can potentially increase due to economic conditions and specific customers business conditions. If our customers experience these changes, our business could be adversely affected... There can be no assurances that we will be required to take additional reserves in the future.

Our operations would be adversely effected if we lose certain of our customers.

For Fiscal 2024, approximately 19% and 15% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our large inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in certain discrete semiconductor components. However, future shortages may have an adverse effect upon our business especially if we were to reduce inventory to cut costs and reduce risks of obsolescence. Currently, the Company believes that its lead time is better than their competitors and we have been able to maintain the customers we have as well as in some instances acquire new customers .. However, our business could be affected if the Company is unable to maintain the levels of inventory needed to keep our customers lines running. In addition, customers could order extra inventory of products from several suppliers when they are concerned about a possible shortage and then not reorder such products in the future for such time as they work off their excess inventory purchased.

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

Approximately 95% of the total goods which we purchased in Fiscal 2024 were manufactured in foreign countries, with the majority purchased from Taiwan (31%), Hong Kong (15%), elsewhere in Asia (49%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, tariffs, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors have adversely impacted our business in the past, there can be no assurance that these factors will not materially adversely affect us in the future. Because the China internal consumption market is depressed, this will increase competition, as there is now a smaller market potential target. Therefore, we believe certain of our competitors will reduce their pricing to capture more market share.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to,

●	risk assessments designed to help identify material risks from cybersecurity threats to our critical systems, information, services, and our broader enterprise IT environment;

●	individuals, including employees and external third party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents; cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a cybersecurity insurance policy in place to help mitigate monetary losses of a potential cybersecurity attack.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Members of our management team have prior work experience in supervising and implementing cybersecurity risk mitigation efforts in highly-regulated industries. Our internal cybersecurity personnel and retained external cybersecurity consultants also have a breadth of expertise across core cybersecurity disciplines including governance, risk, compliance, and security architecture.

Our management team takes steps to stay informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment

Our Board considers cybersecurity risk as part of its risk oversight function and receives regular updates from the management team on our cybersecurity risks and in addition, management updates the Board where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 East Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2030 and our monthly rent for the year ended November 30, 2024 was $17,187 We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

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

As of the date of the filing of this report, there are 5,582,783 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 176 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2024 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a (c)
Equity compensation plan approved by security holders (1)	345,000	$2.59	1,855,177

Equity compensation plan not yet approved by security holders	-	-	-

Total	345,000	$2.59	1,855,177

(1)	Represents the Company’s 2015 Incentive Stock Plan and the 2024 Equity Incentive Stock Plan.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $95,584 and $106,885 for the fiscal year ended November 30, 2024 and November 30, 2023 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management expects 2025, to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth as we see our customers slowly return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of some raw materials has continued to increase, therefore our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract high performing sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs, tariffs, and longer travel times and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company, although less now then previously. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand which may impact negatively the demand for the Company’s products, as the customers are producing less of their products. These economic conditions could have a negative impact on sales into 2025. The combination of possible disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China. As economic conditions have deteriorated, it has impacted the Company’s business. Customers have pushed back delivery dates, and in some cases required cancellations because they over ordered in 2022 creating a significant excess inventory. We are watching closely as customers consume their excess inventory levels to reflect this new business demand, and the Company will respond accordingly. We expect that it could continue through 2025 as the customers continue to consume this excess inventory and start ordering products again more and more which will reflect in the Company’s sales.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $54,000.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2024 decreased by $5,065,403 or 14.0%, to $31,211,139 as compared to net sales of $36,276,542 for the fiscal year ended November 30, 2023. We attribute the decrease to a decrease in business with new customers as well as a decrease in business with existing customers. We can also attribute the decrease to customers pushing out orders due to them over ordering in 2022 in response to the supply chain constraints. The customers have excess inventory that they need to consume before re-ordering those products. Additionally, many customers, because of having this excess inventory have not launched new product development as their cash is tied up in the inventory.Net sales for the fiscal years ended November 30, 2024 and November 30, 2023 reflect $549,564 and $1,032,198, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the fiscal year ended November 30, 2024 decreased by $1,024,994 to $8,903,694 or 10.3%, as compared to $9,928,688 for the fiscal year ended November 30, 2023. Gross margin as a percentage of net sales increased to 28.5% for the fiscal year ended November 30, 2024 compared to 27.4% for the fiscal year ended November 30, 2023. The increase can be attributed to the increase in sales to certain customers whose sales are at a higher gross profit margin . Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2024, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers and will do so under potential tariffs imposed upon us. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the fiscal year ended November 30, 2024 was $2,739,994, a decrease of $270,515, or 9.0%, as compared to $3,010,509 for the fiscal year ended November 30, 2023. We attribute the decrease to decreases in sales and the resulting selling expenses such as commission expenses, travel and trade show expenses, offset by the hiring of new salespeople which increased sales payroll, freight out and entertainment expenses.

General and administrative expenses for the fiscal year ended November 30, 2024 was $5,189,369, a decrease of $148,026, or 2.8%, as compared to $5,337,395 for the fiscal year ended November 30, 2023. The decrease is due primarily to decreases in officer salaries and general insurance expenses as well as health insurance expenses and temporary help expenses and directors fees, computer expenses and consulting expenses and pension expenses offset by increases in salaries and related payroll tax expenses, professional fees, telephone, bank charges and public company expenses.

Depreciation expense for the fiscal year ended November 30, 2024 was $70,384, an increase of $137, or less than 1%, as compared to $70,247 for the fiscal year ended November 30, 2023.

Other income for the fiscal year ended November 30, 2024 was $331,703, an increase of $216,733 as compared to $114,970 for the fiscal year ended November 30, 2023. We attribute the increase to income from investment in the acquisition of Treasury Bonds and notes issued by the United States Treasury.

Tax expense for the fiscal year ended November 30, 2024 was $409,973, a decrease of $243,424 as compared to a tax expense of $653,397 for the fiscal year ended November 30, 2023. The changes result from our decrease in net income for the 2024 period.

As a result of the foregoing, net income for the fiscal year ended November 30, 2024 was $825,677, compared to a net income of $972,110 for the fiscal year ended November 30, 2023.

Liquidity and Capital Resources

As of November 30, 2024 we had cash of $5,627,693, marketable securities in the amount of approximately $7.1 million, and working capital of $18,909,561. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the fiscal year ended November 30, 2024, we had net cash flow provided by operating activities of $1,812,399, as compared to net cash flow provided by operating activities of $2,192,899 for the fiscal year ended November 30, 2023. The decrease in cash flow from operating activities was primarily the result of lower net income and related noncash items of deferred taxes, stock based compensation and depreciation as well as accounts receivable as offset by increases in accounts payable and prepaid expense levels in 2024.

We had net cash flow used in investing activities of $(3,830,496) for the fiscal year ended November 30, 2024, as compared to net cash flow used in investing activities of $(3,248,140) for the fiscal year ended November 30, 2023. We attribute the change to acquisition of approximately $5.9 million of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

We had net cash flow used in financing activities of $0 during the fiscal year ended November 30, 2024 as compared to $0 provided by financing activities for the fiscal year ended November 30, 2023.

As a result of the foregoing, the Company had a net decrease in cash of $2,007,106 for the fiscal year ended November 30, 2024, as compared to a net decrease in cash of $1,055,241 for the fiscal year ended November 30, 2023. The net decrease in cash is mainly as compared to the prior fiscal year ended November 30, 2023 is due to an increase in purchases of marketable debt securities as detailed above.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2024:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,386,372	330,166	424,952	442,122	189,132

Total obligations	$1,386,372	$330,166	$424,952	$442,122	$189,132

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

Item 8. Financial Statements and Supplementary Information

Our financial statements, together with the independent registered public accounting firm’s report of Seligson & Giannattasio, CPAs PC, begin on page F-1, immediately after the signature page.

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

As of November 30, 2024 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2024. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors have a term of office of one year and were all reelected at the 2024 annual meeting of stockholders. In 2024, each director will be up for reelection for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	68	Chief Executive Officer, Chief Financial Officer, President and Director
Steven J. Lubman	69	Vice President, Secretary, Treasurer and Director
Alan Plafker* (2)(3)	66	Director
Lawrence Chariton* (2)(3)	67	Director
Gary Jacobs* (1)(2)(3)	67	Director
Peter Levy* (1)(2)(3)	64	Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Gary M. Jacobs has served as a director since July 2003. Mr. Jacobs is currently serving as Chief Commercial Officer of AOG, LLC d/b/a Tandem Foods, the acquirer of Bar Bakers, LLC effective May 2, 2024. Previously, since October 2014, he served as President of Bar Bakers, LLC, a commercial food manufacturer of nutritional bars, cookies and other baked goods. From March 2011 to October 2014, he served as a consultant to several companies, providing advisory services in the areas of turn-around and financial and operational efficiencies. Mr. Jacobs served as the Chief Financial Officer of Chem Rx from June 2008 until March 2011. From May 2005 to June 2008, Mr. Jacobs was the Chief Financial Officer and Chief Operating Officer of Gold Force International, Ltd., a supplier of gold, silver and pearl jewelry to U.S. retail chains, and Karat Platinum LLC, a developer of an alternative to platinum. From July 2003 to April 2005, Mr. Jacobs served as President of The Innovative Companies, LLC, a supplier of natural stone. From October 2001 to February 2003, Mr. Jacobs served as Executive Vice President of Operations and Corporate Secretary of The Hain Celestial Group, Inc., a food and personal care products company. Mr. Jacobs also served as Executive Vice President of Finance, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. from September 1998 to October 2001. Prior to that, Mr. Jacobs was the Chief Financial Officer of Graham Field Health Products, Inc., a manufacturing and distribution company. Mr. Jacobs served for 13 years as a member of the audit staff of Ernst & Young LLP, where he attained the position of senior manager. He is a certified public accountant and holds a Bachelor’s of Business Administration in Accounting from Adelphi University. Mr. Jacobs’s experience as a certified public accountant and as a chief financial officer led to the conclusion that he should serve on our board.

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

The Board has determined that each of Messrs. Chariton, Jacobs, Plafker, and Peter Levy qualify as “independent” under the Nasdaq Stock Market Rules as well as Rule 10A-3 promulgated under the Exchange Act.

Board and Committee Meetings

During the fiscal year ended November 30, 2024, the Board held five meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 26, 2024 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2024, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2024, the Compensation Committee held two meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2024.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2024 and November 30, 2023:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Ira Levy	2024	320,000	150,000	-	-	65,890	535,890
President CEO and CFO	2023	300,000	37,500	15,000	-	64,957	417,457

Steven J. Lubman	2024	266,667	123,752	-	-	49,545	439,964
Vice President and Secretary	2023	250,000	110,624	-	-	48,331	408,955

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2024, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$37,323	$18,756	$9,811
Steven J. Lubman	$28,216	$12,300	$9,029

2024 Base Salary and Bonus

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for Ira Levy is $275,000 and the base salary for Steven Lubman is $225,000. The agreements continue until terminated by either party.  In April 2021, the employment agreements for Ira Levy and Steven Lubman were amended to increase the base salary to $300,000 and $250,000, respectively. In April 2024, the employment agreements for Ira Levy and Steven Lubman were amended to increase the base salary to $330,000 and $275,000, respectively.

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

The bonus granted to the named executive officers for 2023, paid in 2024was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2024 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2023 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2023 year, the Compensation Committee granted awards in 2024 that were approximately one hundred percent (100%) of the executives’ target award amount.

2024 Equity Compensation Awards

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

During the 2023 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2023 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to twenty five percent (25%) and fifty percent (50%), respectively, of their target award amount. The Compensation Committee used the Company’s stock price of $2.95 on April 10, 2024 to convert the resulting cash award into 5,085 stock awards for Mr. Levy. The equity awards, if any, that will be granted to the named executive officers with respect to 2024 year performance will not be granted until the 2025 year, therefore they will be included in the compensation disclosures that we file for the 2025 year.

Generally, meetings of the Compensation Committee are scheduled far in advance and generally occur after earnings are announced and do not time the disclosure of material non public information for the purpose of affecting the value of executive compensation.

Employment Agreements

In February 2016, the Company entered into revised employment agreements (the “Levy Agreement” and the “Lubman Agreement”, individually, and collectively, the “Employment Agreements”) with Ira Levy and Steven Lubman, respectively, which provides the executives with a base salary of $275,000 and $225,000, respectively (“Base Salary”). In April 2021, the employment agreements for Ira Levy and Steven Lubman were amended to increase their base salaries to $300,000 and $250,000, respectively. In April 2024, the employment agreements for Ira Levy and Steven Lubman were amended to increase the base salary to $330,000 and $275,000, respectively.

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

Outstanding Equity Awards at November 30, 2024

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	50,000	50,000	1.41	04/23/2025
Steven Lubman	50,000	50,000	1.41	04/23/2025
Ira Levy	40,000	40,000	3.55	03/15/2027
Steven Lubman	40,000	40,000	3.55	03/15/2027

Director Compensation for Year Ending November 30, 2024

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2024. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2024 fiscal year, the director compensation program consisted of a monthly cash fee of $3,000 per month, and $4,000 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Alan Plafker	36,000	36,000
Peter Levy	36,000	36,000
Lawrence Chariton	36,000	36,000
Gary Jacobs	48,000	48,000

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

The following table sets forth as of February 21, 2025, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name and address of Beneficial Owner(1)	Owned		Owned(2)
Ira Levy	1,370,287	(3)	24.5%
Steven J. Lubman	1,111,952	(3)	19.9%
Lawrence Chariton	192,573	(5)	3.4%
Alan Plafker	46,334	(6)	-
Peter Levy	35,000	(5)	-
Gary Jacobs	182,000	(4)	3.3%
All directors and executive officers as a group (6 persons)	2,938,146		52.6%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,582,783 shares of common stock outstanding as of February 21, 2025.

(3)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days. Also includes 40,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(4)	Includes 25,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days. Also includes 30,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(5)	Includes 15,000 shares issuable upon exercise of options with an exercise price of $1.41, which are exercisable within 60 days. Also includes 20,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(6)	Includes 20,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer. Our lease is through September 2030 and our annual rent payments were approximately $282,900 and $278,600 for Fiscal 2024 and Fiscal 2023, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2023 and 2024

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2023 and 2024 by Seligson & Giannattasio, CPAs PC (PCAOB ID 759)

	2023	2024
Audit Fees(1)	$171,650	$171,650
Tax Fees(2)	$12,600	$12,600

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2024.

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

SURGE COMPONENTS, INC.

Date: February 28, 2025	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 28, 2025
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 28, 2025
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 28, 2025
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 28, 2025
Director

/s/ Peter A. Levy
Peter A. Levy	February 28, 2025
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 28, 2025
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

A calculated reserve was prepared from those parts where the inventory in excess of one year and that did not have sales orders for all or any part of that excess. The calculated amount was compared with the reserve as recorded by the Company. We proposed an adjustment totaling $26,210 for this difference in the reserves.

/s/ Seligson & Giannattasio, CPAs PC

We have served as the Company’s auditor since 2002.

White Plains, New York

February 28, 2025

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30, 2024	November 30, 2023

ASSETS
Current assets:
Cash	$5,627,693	$7,634,799
Marketable Securities	7,108,979	3,204,772
Accounts receivable - net of allowance for credit losses of $80,297 and $79,341	5,960,418	6,097,411
Inventory, net	5,000,707	5,422,824
Prepaid expenses and income taxes	290,401	520,104
Total current assets	23,988,198	22,879,910

Fixed assets – net of accumulated depreciation and amortization of $1,828,156 and $1,757,772	110,727	170,120
Operating lease right of use asset	1,050,445	1,350,998
Deferred income taxes	260,856	241,328
Other assets	34,299	34,299
Total assets	$25,444,525	$24,676,655

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30, 2024	November 30, 2023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,344,952	$3,216,590
Operating lease liabilities, current maturities	330,166	351,957
Accrued expenses and taxes	688,640	735,383
Accrued salaries	714,879	667,058
Total current liabilities	5,078,637	4,970,988
Operating lease liabilities net of current maturities	876,808	1,136,766
Total liabilities	5,955,445	6,107,754

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,582,783 and 5,577,698 shares issued and outstanding	5,581	5,576
Additional paid-in capital	17,725,520	17,710,525
Accumulated other comprehensive income – unrealized gain on marketable debt securities	85,330	828
Accumulated equity	1,672,639	851,962
Total shareholders’ equity	19,489,080	18,568,901

Total liabilities and shareholders’ equity	$25,444,525	$24,676,655

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2024	2023
Net sales	$31,211,139	$36,276,542

Cost of goods sold	22,307,445	26,347,854

Gross profit	8,903,694	9,928,688

Operating expenses:
Selling and shipping expenses	2,739,994	3,010,509
General and administrative expenses	5,189,369	5,337,395
Depreciation and amortization	70,384	70,247
Total operating expenses	7,999,747	8,418,151

Income before other income and income taxes	903,947	1,510,537

Other income (expense):
Interest expense	-	-
Investment income	331,703	114,970

Other income (expense):	331,703	114,970

Income before income taxes	1,235,650	1,625,507

Income taxes	409,973	653,397

Net income	$825,677	$972,110
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$820,677	$967,110

Net income per share available to common shareholders:

Basic	$.15	$.17
Diluted	$.14	$.17

Weighted Shares Outstanding:
Basic	5,580,949	5,559,609
Diluted	5,757,987	5,745,058

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2024	2023
Net income	$825,677	$972,110
Other comprehensive income:
Reclassification of realized gain on investment securities	(200)	-
Unrealized gain on marketable debt securities,net of tax	84,502	828

Net comprehensive income	$909,979	$972,938

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2023 and November 30, 2024

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity (Deficit)	Total
Balance – December 1, 2022	10,000	$10	5,541,342	$5,541	$17,613,060	$-	$(115,148)	$17,503,463

Preferred stock dividends	-	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	28,179	27	97,473	-	-	97,500

Stock option exercise	-	-	8,177	8	(8)	-	-	-

Charge in unrealized gain in available for sale debt securities	-	-	-	-	-	828	-	828

Net Income	-	-	-	-	-	-	972,110	972,110

Balance – November 30, 2023	10,000	10	5,577,698	5,576	17,710,525	828	851,962	18,568,901

Preferred stock dividends	-	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	5,085	5	14,995	-	-	15,000

Change in unrealized gain in available for sale debt securities	-	-	-	-	-	84,502	-	84,502

Stock option exercise	-	-	-	-	-	-	-	-

Net Income	-	-	-	-	-	-	825,677	825,677

Balance – November 30, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$85,330	$1,672,639	$19,489,080

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$825,677	$972,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,384	70,247
Gain on marketable securities	(200)
Deferred income taxes	(19,528)	(12,230)
Allowance for credit losses	956	(94,224)
Stock Compensation Expense	15,000	97,500

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	136,037	1,227,448
Inventory	422,117	985,727
Prepaid expenses and income taxes	229,703	(49,257)
Other assets	18,804	26,092
Accounts payable	128,362	(931,005)
Accrued expenses	(3,922)	(99,509)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,823,390	2,192,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$(10,991)	$(43,368)
Acquisition of marketable securities	(5,949,505)	(3,204,772)
Proceeds from the sale of marketable securities	2,130,000	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(3,830,496)	$(3,248,140)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing lease obligations	$-	$-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(2,007,106)	(1,055,241)

CASH AT BEGINNING OF PERIOD	7,634,799	8,690,040

CASH AT END OF PERIOD	$5,627,693	$7,634,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$353,806	$797,378

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $4,540,576 and $4,192,768 for the years ended November 30, 2024 and November 30, 2023 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $95,584 and $106,885 for the years ended November 30, 2024 and November 30, 2023 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $5,204,000 and $7,810,000 for the years ended November 30, 2024 and November 30, 2023 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2024 was $1,802,762. The Company, at November 30, 2024 has a reserve against slow moving and obsolete inventory of $415,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At November 30, 2024 and November 30, 2023, the Company’s uninsured cash balances totaled $4,563,198 and $6,569,806, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2024 and November 30, 2023.

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

(11) Fair Value of Financial Instruments:

The carrying amount of cash balances, marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the nature of those items. Estimated fair values of financial instruments are determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret the market data used to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

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

The value of these marketable securities at November 30, 2024 and November 30, 2023 is as follows:

	November 30,	November 30,
	2024	2023
Cost	$7,023,649	$3,203,944
Gross unrealized gain	89,701	828
Gross unrealized loss	(4,371)	-
Fair value	$7,108,979	$3,204,772

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $2,747 and $2,182 for the years ended November 30, 2024, and November 30, 2023 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2024 and November 30, 2023 totaled 282,962 and 266,282, respectively.

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2024	2023
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,078,985	1,070,044
Computer Equipment	530,712	528,662
Less-Accumulated Depreciation	(1,828,156)	(1,757,772)
Net Fixed Assets	$110,727	$170,120

Depreciation and amortization expense for the years ended November 30, 2024 and November 30, 2023 was $70,384 and $70,247, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – LOANS PAYABLEIs this still in effect?

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of November 30, 2024, the balance on the Credit Line was $0. As of November 30, 2024, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2024	2023
Commissions	$242,515	$229,882
Preferred stock dividends	171,569	166,569
Other accrued expenses	274,556	338,932
	$688,640	$735,383

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,147,000 at November 30, 2024. Pension expense for the years ended November 30, 2024 and November 30, 2023 was $47,989 and $64,864, respectively, The decrease is due in part to the implementation of a new safe harbor plan.

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

Dividends aggregating $171,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2024. The Company has accrued these dividends. At November 30, 2024, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2024.

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

 In November 2024, the Company adopted and the shareholders ratified, the 2024 Incentive Stock Plan (“2024 Stock Plan”). The 2024 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,000,000 common shares. No grants were made under the 2024 Plan in 2024

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended November 30, 2024 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2023	345,000	$2.59
Options issued in the fiscal year ended November 30, 2024	-	$-
Options exercised in the fiscal year ended November 30, 2024		$-
Options cancelled in the fiscal year ended November 30, 2024	-	$-
Options outstanding at November 30, 2024	345,000	$2.59
Options exercisable at November 30, 2024	345,000	$2.59

The intrinsic value of the exercisable options at November 30, 2024 totaled $130,200. At November 30, 2024 the weighted average remaining life of the stock options is 1.45 years. At November 30, 2024, there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2024	2023
Deferred Tax Assets
Depreciation	$43,847	$35,684
Allowance for bad debts	17,493	17,309
Inventory	84,450	84,450
Facilities rental	39,668	35,473
Other	75,398	68,412

Total deferred tax assets	260,856	241,328
Valuation allowance	-	-
Deferred Tax Assets	$260,856	$241,328

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– INCOME TAXES (Continued)

A valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2024	November 30, 2023
Current:
Federal	$301,928	$444,557
States	127,573	221,070
	429,501	665,627

Deferred:
Federal	(14,912)	(9,662)
States	(4,616)	(2,568)
	(19,528)	(12,230)
Provision for income taxes	$409,973	$653,397

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2024	2023
U.S Federal Income tax statutory rate	21%	21%
State income taxes	9%	9%
Other	3%	10%
Effective tax rate	33%	40%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the year ended November 30, 2024, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2024 are as follows:

Twelve Months Ended November 30,

2025	$330,166
2026	210,372
2027	214,580
2028	218,872
2029	223,250
2030 and after	189,132
$1,386,372

Net rental expense for the years ended November 30, 2024 and November 30, 2023 were $452,019 and $449,057 respectively, of which $282,894 and $278,599 respectively, was paid to the Related Company.

The remaining weighted average lease term is 5 years at November 30, 2024. The weighted average discount rate is 5.25% at November 30, 2024.

NOTE J – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements continue until terminated by either party.  In April 2021, the base salaries for the two officers were amended to $300,000 for one officer and $250,000 for the other officer. In April 2024, the employment agreements for Ira Levy and Steven Lubman were amended to increase the base salary to $330,000 and $275,000, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 19% and 15% of net sales for the year ended November 30, 2024 and two customers who accounted for 20% and 18% of net sales for the year ended November 30, 2023. The Company had one customer who accounted for 34% of accounts receivable at November 30, 2024 and one customer who accounted for 27% of accounts receivable at November 30, 2023.

NOTE L – MAJOR SUPPLIERS

During the years ended November 30, 2024 and November 30, 2023 there was one foreign supplier accounting for 28% and 31% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the year ended November 30, 2024, the Company purchased 31% of its products from Taiwan, 15% from Hong Kong, 49% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Years Ended
	November 30,	November 30,
	2024	2023
Canada	3,563,825	5,606,222
China	8,577,535	5,869,886
Other Asian Countries	773,311	1,288,598
South America	86,193	188,220
Europe	1,459,678	1,133,838
Mexico	43,860	-

Revenues are attributed to countries based on location of customer.