Form 10-Q
period 2025-02-28
SURGE COMPONENTS INC
filed 2025-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

The registrant’s common stock outstanding as of April 11, 2025, was 5,692,073 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28, 2025	November 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$3,871,840	$5,627,693
Marketable Securities	8,779,231	7,108,979
Accounts receivable - net of allowance for credit losses of $81,032 and $80,297	5,442,837	5,960,418
Inventory, net	5,261,844	5,000,707
Prepaid expenses and income taxes	201,035	290,401
Total current assets	23,556,787	23,988,198

Fixed assets – net of accumulated depreciation and amortization of $1,843,773 and $1,828,156	101,245	110,727
Operating lease right of use asset	975,431	1,050,445
Deferred income taxes	280,375	260,856
Other assets	34,299	34,299
Total assets	$24,948,137	$25,444,525

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28, 2025	November 30, 2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,155,083	$3,344,952
Operating lease liabilities, current maturities	295,841	330,166
Accrued expenses and taxes	578,338	688,640
Accrued salaries	497,062	714,879
Total current liabilities	4,526,324	5,078,637
Operating lease liabilities net of current maturities	833,065	876,808
Total liabilities	5,359,389	5,955,445

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,582,783 and 5,582,783 shares issued and outstanding	5,581	5,581
Additional paid-in capital	17,725,520	17,725,520
Accumulated other comprehensive income – unrealized gain on marketable debt securities	130,142	85,330
Accumulated equity	1,727,495	1,672,639
Total shareholders’ equity	19,588,748	19,489,080

Total liabilities and shareholders’ equity	$24,948,137	$25,444,525

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Net sales	$7,231,738	$7,053,706

Cost of goods sold	5,186,036	5,011,578

Gross profit	2,045,702	2,042,128

Operating expenses:
Selling and shipping expenses	653,367	672,403
General and administrative expenses	1,379,262	1,436,904
Depreciation and amortization	15,617	17,384
Total operating expenses	2,048,246	2,126,691

Loss (income) before other income and income taxes	(2,544)	(84,563)

Other income (expense):
Interest expense	-	-
Investment income	124,966	24,473

Other income (expense):	124,966	24,473

Income (loss) before income taxes	122,422	(60,090)

Income taxes	65,066	11,911

Net income (loss)	$57,356	$(72,001)
Dividends on preferred stock	2,500	2,500

Net income (loss) available to common shareholders	$54,856	$(74,501)

Net income (loss) per share available to common shareholders:

Basic	$.01	$(.01)
Diluted	$.01	$(.01)

Weighted Shares Outstanding:
Basic	5,582,783	5,577,698
Diluted	5,747,420	5,577,698

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Net income (loss)	$57,356	$(72,001)
Other comprehensive income:
Reclassification of realized gain on investment securities	-	-
Unrealized gain on marketable debt securities,net of tax	44,812	44,710

Net comprehensive income (loss)	$102,168	$(27,291)

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Three months ended February 29, 2024 and February 28, 2025

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated Equity
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total
Balance – December 1, 2023	10,000	$10	5,577,698	$5,576	$17,710,525	$828	$851,962	$18,568,901
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Change in unrealized gain on marketable securities	-	-	-	-	-	44,710	-	44,710
Stock option exercise	-	-	-	-	-	-	-	-
Net Loss (income)	-	-	-	-	-	-	(72,001)	(72,001)
Balance – February 29, 2024	10,000	$10	5,577,698	$5,576	$17,710,525	$45,538	$777,461	$18,539,110

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$85,330	$1,672,639	$19,489,080
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-	-
Change in unrealized gain on marketable securities						44,812		44,812
Stock option exercise	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	57,356	57,356
Balance – February 28, 2025	10,000	$10	5,582,783	$5,581	$17,725,520	$130,142	$1,727,495	$19,588,748

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,356	$(72,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,617	17,384
Gain on marketable securities
Deferred income taxes	(19,519)	(18,646)
Allowance for credit losses	735	-
Stock Compensation Expense	-	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	516,846	801,633
Inventory	(261,137)	1,553,086
Prepaid expenses and income taxes	89,366	349,227
Other assets	(3,054)	6,575
Accounts payable	(189,869)	(1,158,411)
Accrued expenses	(330,619)	(343,333)

NET CASH FLOWS USED IN (PROVIDED BY) OPERATING ACTIVITIES	(124,278)	1,135,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$(6,135)	$-
Acquisition of marketable securities	(2,075,440)	-
Proceeds from the sale of marketable securities	450,000	321,474
NET CASH FLOWS USED IN (PROVIDED BY) INVESTING ACTIVITIES	$(1,631,575)	$321,474

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended
	February 28, 2025	February 29, 2024
CASH FLOWS FROM FINANCING ACTIVITIES:
	$-	$-

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(1,755,853)	1,456,988

CASH AT BEGINNING OF PERIOD	5,627,693	7,634,799

CASH AT END OF PERIOD	$3,871,840	$9,091,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$23,490	$46,863

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the three months ended February 28, 2025 and February 29, 2024 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,116,000 and $912,000 for the three months ended February 28, 2025 and February 29, 2024 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $84,198 and $19,190 for the three months ended February 28, 2025 and February 29, 2024 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $1,200,000 and $1,082,000 for the three months ended February 28, 2025 and February 29, 2024 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2025 was $627,042. The Company, at February 28, 2025 has a reserve against slow moving and obsolete inventory of $415,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At February 28, 2025 and November 30, 2024, the Company’s uninsured cash balances and marketable securities totaled $2,807,344 and $4,563,198, respectively. The decrease in cash balances is due to a decrease in cash generated from the Company’s operations due to the purchase of additional marketable securities.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2025 and February 29, 2024.

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

The value of these marketable securities at February 28, 2025 and November 30, 2024 is as follows:

	February 28,	November 30,
	2025	2024
Cost	$8,649,089	$7,023,649
Gross unrealized gain	132,375	89,701
Gross unrealized loss	(2,233)	(4,371)
Fair value	$8,779,231	$7,108,979

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $902 and $40 for three months ended February 28, 2025 and February 29, 2024 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at February 28, 2025 and February 29, 2024 totaled 295,363 and 445,000, respectively.

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2025	2024
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,078,985	1,078,985
Computer Equipment	536,847	530,712
Less-Accumulated Depreciation	(1,843,773)	(1,828,156)
Net Fixed Assets	$101,245	$110,727

Depreciation and amortization expense for the three months ended February 28, 2025 and February 29, 2024 was $15,617 and $17,384, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of February 28, 2025, the balance on the Credit Line was $0. As of February 28, 2025, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2025	2024
Commissions	$210,298	$242,515
Preferred stock dividends	174,069	171,569
Other accrued expenses	193,971	274,556
	$578,338	$688,640

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,147,000 at November 30, 2024. Pension expense for the three months ended February 28, 2025 and February 29, 2024 was $16,239 and $9,443, respectively.

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

Dividends aggregating $174,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2024. The Company has accrued these dividends. At February 28, 2025 there are 10,000 shares of Series C Preferred issued and outstanding.

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

In November 2024, the Company adopted and the shareholders ratified, the 2024 Incentive Stock Plan (“2024 Stock Plan”). The 2024 Stock Plan provides for the grant of options and stock grants to officers, employees, directors or consultants to the Company in the aggregate of 1,000,000 common shares. No grants were made under the 2024 Plan in 2024 or in the first quarter ended February 28, 2025.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] 2015 Incentive Stock Plan (continued)

Activity in the Company’s stock plans for the period ended February 28, 2025 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2024	345,000	$2.59
Options issued in the three months ended February 28, 2025	-	$-
Options exercised in the three months ended February 28, 2025	-	$-
Options cancelled in the three months ended February 28, 2025	-	$-
Options outstanding at February 28, 2025	345,000	$2.59
Options exercisable at February 28, 2025	345,000	$2.59

The intrinsic value of the exercisable options at February 28, 2025 totaled $137,950. At February 28, 2025 the weighted average remaining life of the stock options is 1.20 years. At February 28, 2025 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2025	2024
Deferred Tax Assets
Depreciation	$43,804	$43,847
Allowance for bad debts	17,685	17,493
Inventory	84,450	84,450
Facilities rental	40,177	39,668
Other	94,259	75,398

Total deferred tax assets	280,375	260,856
Valuation allowance	-	-
Deferred Tax Assets	$280,375	$260,856

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

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2025	February 29, 2024
Current:
Federal	$66,822	$6,544
States	17,763	24,013
	84,585	30,557

Deferred:
Federal	(15,420)	(13,425)
States	(4,099)	(5,221)
	(19,519)	(18,646)
Provision for income taxes	$65,066	$11,911

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months Ended
	February 28,	February 29,
	2025	2024
U.S Federal Income tax statutory rate	21%	(21)%
State income taxes	5%	(5)%
Other-primarily state franchise taxes	27%	46%
Effective tax rate	53%	20%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the three months ended February 28, 2025, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at February 28, 2025 are as follows:

Twelve Months Ended February 28,

2026	$295,841
2027	215,650
2028	219,962
2029	224,362
2030	189,132
2031 and after	-
$1,144,947

Net rental expense for the three months ended February 28, 2025 and February 29, 2024 were $106,048 and $114,669 respectively, of which $73,509 and $70,556 respectively, was paid to the Related Company.

The remaining weighted average lease term is 4.75 years at February 28, 2025. The weighted average discount rate is 5.25 % at February 28, 2025.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 18% and 17% of net sales for the three months ended February 28, 2025 and two customers who accounted for 22% and 16% of net sales for the three months ended February 29, 2024. The Company had one customer who accounted for 34% of accounts receivable at February 28, 2025 and one customer who accounted for 34% of accounts receivable at February 29, 2024.

NOTE L – MAJOR SUPPLIERS

During the three months ended February 28, 2025 and February 29, 2024 there was one foreign supplier accounting for 27% and 32% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 28, 2025, the Company purchased 29% of its products from Taiwan, 25% from Hong Kong, 42% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 29,
	2025	2024
Canada	747,641	818,585
China	2,078,411	1,158,221
Other Asian Countries	137,002	215,370
South America	35,011	35,429
Europe	398,869	276,872

Revenues are attributed to countries based on location of customer.

NOTE N: SUBSEQUENT EVENTS:

In April 2025, options to officers and directors were exercised into 109,290 shares through a combination of cash and cashless exercises.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $84,198 and $19,190 for the three months ended February 28, 2025 and February 29, 2024 respectively.

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

The world of business continues to change. Customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management expects 2025 to continue to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth, as we see our customers change their manufacturing and buying practices. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers, engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, if costs of raw materials continues to increase, our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract good sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times. The ongoing imposition of tariffs by the United States on goods continue to impact the Company. The Company’s cost of good could be increased which could impact the Company’s manufacturing costs and subsequently the price of goods sold to customers. The Company expects to pass on the costs of tariffs, if any, from manufacturing in America onto the Company’s customers. The Company does not expect any impact from tariffs on availability of products or the supply chain for the Company’s products. The imposition of tariffs could also cause inflationary pressures on some of the Company’s customers which could cause such customers to scale back on the purchases of the Company’s products. To mitigate the impacts from tariffs, the Company has taken two measures. First, for many of the Company’s customers that the Company sells directly to manufacturing in Mexico, the Company has changed such incoterms to FCA Hong Kong. As such, the customer takes full responsibility for transportation to North America and duty drawback in Mexico. Second, for the Company’s distribution channel partners and for many of their customers in Mexico, the Company will import the goods to the United States and deliver them to the distributor’s bonded warehouse which would likely avoid potential tariffs. Supply chain challenges can present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Financial news has been talking about the decreases in consumer demand which could impact negatively the demand for the Company’s products, as the customers are producing less of their products. These economic conditions could have a negative impact on sales into 2026. The combination of possible increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China. As economic conditions have deteriorated, it has impacted the Company’s business.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $57,000.

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

Results of Operations

Consolidated net sales for the three months ended February 28, 2025 increased by $178,032 or 2.5%, to $7,231,738 as compared to net sales of $7,053,706 for the three months ended February 29, 2024. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. Net sales for the three months ended February 28, 2025 and February 29, 2024 reflect $173,081 and $154,486, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 28, 2025 increased by $3,574 to $2,045,702, or less than 1%, as compared to $2,042,128 for the three months ended February 29, 2024. Gross margin as a percentage of net sales decreased slightly to 28.3% for the three months ended February 28, 2025 compared to 29.0% for the three months ended February 29, 2024. The increase in gross profit can be attributed to the increase in sales volume and the decrease in gross profit as a percentage of sales can be attributed to certain products being sold at a lower profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the first quarter of Fiscal 2025, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018 as well as new tariffs that went into effect as of February 4, 2025. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. However, there can be no assurance that we will be able to pass along the new costs or the effects if any it will have on our revenue in the future.

Selling and shipping expenses for the three months ended February 28, 2025 was $653,367, a decrease of $19,036, or 2.8%, as compared to $672,403 for three months ended February 29, 2024. We attribute the decrease to decreases in selling expenses such as commission expenses and printing expenses offset by increases in salesman payroll, travel expenses and auto expenses.

General and administrative expenses for the three months ended February 28, 2025 was $1,379,262, a decrease of $57,642, or 4.0%, as compared to $1,436,904 for the three months ended February 29, 2024. The decrease is due primarily to decreases in salaries and related payroll tax expenses as well as rent expenses, directors fees, as well as computer and public company expenses, partially offset by increases in officer salaries, office expenses, professional fees and consulting expenses as well as pension expenses and bank charge expenses.

Depreciation expense for the three months ended February 28, 2025 was $15,617, a decrease of $1,767, or 10.2%, as compared to $17,384 for the three months ended February 29, 2024.

Other income for the three months ended February 28, 2025 was $124,966, an increase of $100,493 as compared to $24,473 for the three months ended February 29, 2024. We attribute the increase to income from investment in the acquisition of Treasury Bonds and notes issued by the United States Treasury.

Tax expense for the three months ended February 28, 2025 was $65,066, an increase of $53,155 as compared to a tax expense of $11,911 for the three months ended February 29, 2024. The changes result from our increase in net income for the 2025 period.

As a result of the foregoing, net income for the three months ended February 28, 2025 was $57,356, compared to a net loss of $(72,001) for the three months ended February 29, 2024.

Liquidity and Capital Resources

As of February 28, 2025 we had cash of $3,871,840, marketable securities of $8,779,231, and working capital of $19,030,463. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the three months ended February 28, 2025, we had net cash flow used in operating activities of $(124,278), as compared to net cash flow provided by operating activities of $1,135,514 for the three months ended February 29, 2024. The decrease in cash flow from operating activities was primarily the result of decreased cash flows from accounts receivable, inventory and prepaid expenses as partially offset by net income and a smaller decrease in cash flows from accounts payable in 2025.

We had net cash flow used in investing activities of $(1,631,575) from financing activities for the three months ended February 28, 2025, as compared to net cash flow provided by investing activities of $321,474 for the three months ended February 29, 2024. We attribute the change to purchases by the Company of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

We had net cash flow from financing activities of $0 during the three months ended February 28, 2025 as compared to $0 for the three months ended February 29, 2024.

As a result of the foregoing, the Company had a decrease in cash of $1,755,853 for three months ended February 28, 2025, as compared to a net increase in cash of $1,456,988 for the three months ended February 29, 2024.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2025:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,144,947	295,841	435,612	413,494	-

Total obligations	$1,144,947	$295,841	$435,612	$413,494	$-

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2025 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 14, 2025	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)