Form 10-Q
period 2025-05-31
SURGE COMPONENTS INC
filed 2025-07-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

The registrant’s common stock outstanding as of July 11, 2025, was 5,706,732 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2025	November 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$4,014,092	$5,627,693
Marketable Securities	8,799,630	7,108,979
Accounts receivable - net of allowance for credit losses of $99,751 and $80,297	6,091,306	5,960,418
Inventory, net	5,596,459	5,000,707
Prepaid expenses and income taxes	522,931	290,401
Total current assets	25,024,418	23,988,198

Fixed assets – net of accumulated depreciation and amortization of $1,863,235 and $1,828,156	189,705	110,727
Operating lease right of use asset	900,318	1,050,445
Deferred income taxes	245,846	260,856
Other assets	34,299	34,299
Total assets	$26,394,586	$25,444,525

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2025	November 30, 2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,009,300	$3,344,952
Operating lease liabilities, current maturities	255,009	330,166
Accrued expenses and taxes	554,857	688,640
Accrued salaries	430,920	714,879
Total current liabilities	5,250,086	5,078,637
Operating lease liabilities net of current maturities	802,669	876,808
Total liabilities	6,052,755	5,955,445

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,706,732 and 5,582,783 shares issued and outstanding	5,705	5,581
Additional paid-in capital	18,362,943	17,725,520
Accumulated other comprehensive income – unrealized gain on marketable debt securities	127,714	85,330
Accumulated equity	1,845,459	1,672,639
Total shareholders’ equity	20,341,831	19,489,080

Total liabilities and shareholders’ equity	$26,394,586	$25,444,525

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2025	2024	2025	2024
Net sales	$16,148,463	$14,398,701	$8,916,725	$7,344,995

Cost of goods sold	11,414,358	10,354,008	6,228,322	5,342,430

Gross profit	4,734,105	4,044,693	2,688,403	2,002,565

Operating expenses:
Selling and shipping expenses	1,332,219	1,344,970	678,852	672,567
General and administrative expenses	3,308,703	2,636,944	1,929,441	1,200,040
Depreciation and amortization	35,079	34,768	19,462	17,384

Total operating expenses	4,676,001	4,016,682	2,627,755	1,889,991

Income before other income (expense) and income taxes	58,104	28,011	60,648	112,574

Other income (expense):

Investment income	183,330	153,180	58,364	128,708
Interest expense	-	-	-	-

Other income (expense)	183,330	153,180	58,364	128,708

Income before income taxes	241,434	181,191	119,012	241,282

Income taxes	66,114	55,253	1,048	43,342

Net income	175,320	125,938	117,964	197,940
Dividends on preferred stock	2,500	2,500	-	-

Net income available to common shareholders	$172,820	$123,438	$117,964	$197,940

Net income per share available to common shareholders:

Basic	$.03	$.02	$.02	$.04
Diluted	$.03	$.02	$.02	$.03

Weighted Shares Outstanding:

Basic	5,616,388	5,579,115	5,649,263	5,580,517
Diluted	5,721,324	5,762,670	5,754,199	5,764,072

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2025	2024	2025	2024
Net Income	175,320	125,938	117,964	197,940
Other comprehensive income:	-	-	-	-
Unrealized gain (loss) on marketable debt securities net of tax	42,384	37,648	(2,428)	(7,062)
Net comprehensive income	$217,704	$163,586	$115,536	$190,878

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Six months ended May 31, 2024 and May 31, 2025

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2023	10,000	$10	5,577,698	$5,576	$17,710,525	$828	$851,962	$18,568,901
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	5,085	5	14,995	-	-	15,000
Change in unrealized gain on marketable securities						37,648		37,648
Stock option exercise	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	125,938	125,938
Balance – May 31, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$38,476	$975,400	$18,744,987

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$85,330	$1,672,639	$19,489,080
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Stock options awarded					499,547			499,547
Issuance of shares as compensation	-	-	14,659	15	32,235	-	-	32,250
Change in unrealized gain on marketable securities						42,384		42,384
Stock option exercise	-	-	109,290	109	105,641	-	-	105,750
Net Income	-	-	-	-	-	-	175,320	175,320
Balance – May 31, 2025	10,000	$10	5,706,732	$5,705	$18,362,943	$127,714	$1,845,459	$20,341,831

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2025	May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,320	$125,938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,079	34,768
Gain on marketable securities	42,384	-
Deferred income taxes	15,010	19,024
Allowance for credit losses	19,454	956
Stock Compensation Expense	531,797	15,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(150,342)	534,601
Inventory	(595,752)	379,000
Prepaid expenses and income taxes	(232,530)	49,285
Other assets	831	11,975
Accounts payable	664,348	892,464
Accrued expenses	(420,242)	(469,499)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	85,357	1,593,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$(114,057)	$-
Acquisition of marketable securities	(2,320,651)	(4,335,629)
Proceeds from the sale of marketable securities	630,000	810,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,804,708)	$(3,525,629)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended
	May 31, 2025	May 31, 2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$105,750	$-

NET CASH FLOWS FROM FINANCING ACTIVITIES	$105,750	-

NET CHANGE IN CASH	(1,613,601)	(1,932,117)

CASH AT BEGINNING OF PERIOD	5,627,693	7,634,799

CASH AT END OF PERIOD	$4,014,092	$5,702,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$271,972	$233,944

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the six months ended May 31, 2025 and May 31, 2024 may not be representative of those for the full fiscal year or any future periods.

(2) Accounts Receivable:

Trade accounts receivable are recorded at the net invoice value net of the allowance for credit losses in the consolidated balance sheet and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Based on the Company’s operating history and customer base, bad debts to date have not been material. Payment terms vary from customer to customer and range from 15 days to 120 days.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $2,639,000 and $2,934,000 for the six months ended May 31, 2025 and May 31, 2024 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $203,019 and $37,683 for the six months ended May 31, 2025 and May 31, 2024 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $2,797,000 and $2,457,000 for the six months ended May 31, 2025 and May 31, 2024 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2025 was $657,218. The Company, at May 31, 2025 has a reserve against slow moving and obsolete inventory of $415,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2025 and November 30, 2024, the Company’s uninsured cash balances and marketable securities totaled $2,949,599 and $4,563,198, respectively. The decrease in cash balances is due to a decrease in cash generated from the Company’s operations and the purchase of additional marketable securities.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2025 and May 31, 2024.

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

The value of these marketable securities at May 31, 2025 and November 30, 2024 is as follows:

	May 31,	November 30,
	2025	2024
Cost	$8,671,916	$7,023,649
Gross unrealized gain	128,735	89,701
Gross unrealized loss	(1,021)	(4,371)
Fair value	$8,799,630	$7,108,979

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $902 and $898 for six months ended May 31, 2025 and May 31, 2024 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at May 31, 2025 and May 31, 2024 totaled 670,064 and 276,445, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2025	2024
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,142,385	1,078,985
Computer Equipment	581,369	530,712
Less-Accumulated Depreciation	(1,863,235)	(1,828,156)
Net Fixed Assets	$189,705	$110,727

Depreciation and amortization expense for the six months ended May 31, 2025 and May 31, 2024 was $35,079 and $34,768, respectively.

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of May 31, 2025, the balance on the Credit Line was $0. As of May 31, 2025, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2025	2024
Commissions	$206,885	$242,515
Preferred stock dividends	174,069	171,569
Other accrued expenses	173,903	274,556
	$554,857	$688,640

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,147,000 at November 30, 2024. Pension expense for the six months ended May 31, 2025 and May 31, 2024 was $28,935 and $20,854, respectively.

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

Dividends aggregating $174,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2024. The Company has accrued these dividends. At May 31, 2025 there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2024.

[2] Incentive Stock Plans

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

In November 2024, the Company adopted and its shareholders ratified, the 2024 Incentive Stock Plan (“2024 Stock Plan”). The 2024 Stock Plan provides for the grant of options and stock grants to officers, employees, directors or consultants to the Company in the aggregate amount of up to 1,000,000 common shares. No grants were made under the 2024 Plan in 2024 or in the first quarter ended February 28, 2025.

In April 2025, a total of 14,659 shares were issued to one of the Company’s officers as part of his bonus compensation under the 2015 stock plan. The Company recorded a cost of $32,250 relating to the issuance of these shares in the second quarter ended May 31, 2025.

In May 2025, the Company granted stock options from the 2024 Incentive Stock Plan to (a) four non-employee directors to each purchase 30,000 shares of common stock, at an exercise price of $2.20 per share, the closing market price of the common stock on the date of the grant which vest immediately and expire five years from the grant date; (b) two Company officers to each purchase 50,000 shares of common stock, at an exercise price of $2.41 per share, one hundred and ten percent of the market price of the common stock on the date of the grant: (c) seventeen employees to purchase 285,000 shares of the Company’s common stock at an exercise price of $2.20, the closing market price of the common stock on the date of the grant A total of 160,000 of these options vest immediately, 115,000 options will vest over a two year period and 10,000 options vest over a three year period and all options discussed herein will expire in five years from the date of grant. The Company recorded a cost of $499,547 related to the granting of these options in the second quarter of 2025.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] Incentive Stock Plans (continued)

Activity in the Company’s stock plans for the period ended May 31, 2025 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2024	340,000	$2.59
Options issued in the six months ended May 31, 2025	505,000	$2.24
Options exercised in the six months ended May 31, 2025	(155,000)	$1.41
Options cancelled in the six months ended May 31, 2025	(15,000)	$1.41
Options outstanding at May 31, 2025	675,000	$2.57
Options exercisable at May 31, 2025	550,000	$2.66

The intrinsic value of the exercisable options at May 31, 2025 totaled $0. At May 31, 2025 the weighted average remaining life of the stock options is 4.17 years. At May 31, 2025 there was no unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2025	2024
Deferred Tax Assets
Depreciation	$46,533	$43,847
Allowance for bad debts	22,115	17,493
Inventory	84,450	84,450
Facilities rental	40,591	39,668
Other	52,157	75,398

Total deferred tax assets	245,846	260,856
Valuation allowance	-	-
Deferred Tax Assets	$245,846	$260,856

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

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2025	May 31, 2024
Current:
Federal	$36,794	$18,976
States	14,310	17,253
	51,104	36,229

Deferred:
Federal	10,807	-
States	4,203	19,024
	15,010	19,024
Provision for income taxes	$66,114	$55,253

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six Months Ended
	May 31,	May 31,
	2025	2024
U.S Federal Income tax statutory rate	21%	21%
State income taxes	5%	5%
Other-primarily state franchise taxes	1%	4%
Effective tax rate	27%	30%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the six months ended May 31, 2025, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at May 31, 2025 are as follows:

Twelve Months Ended May 31,

2026	$255,009
2027	216,718
2028	221,054
2029	225,474
2030	75,652
2031 and after	-
$993,907

Net rental expense for the six months ended May 31, 2025 and May 31, 2024 were $219,035 and $234,522 respectively, of which $143,126 and $141,112 respectively, was paid to the Related Company.

The remaining weighted average lease term is 4.50 years at May 31, 2025. The weighted average discount rate is 5.25 % at May 31, 2025.

NOTE J – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $275,000 and the base salary for the other officer is $225,000. The agreements remain effective until terminated by either party.  In April 2021, the Company amended the base salaries under the employment agreements to $300,000 for one officer and $250,000 for the other officer. In April 2024, the Company further amended the employment agreements for Ira Levy and Steven Lubman to increase the base salary to $330,000 and $275,000, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had three customers who respectively accounted for 19%, 10% and 11% of net sales for the six months ended May 31, 2025 and two customers who accounted for 17% and 13% of net sales for the six months ended May 31, 2024. The Company had two customers who accounted for 30% and 12% of accounts receivable at May 31, 2025 and two customer who accounted for 24% and 15% of accounts receivable at May 31, 2024.

NOTE L – MAJOR SUPPLIERS

During the six months ended May 31, 2025 and May 31, 2024 there was one foreign supplier accounting for 29% and 30% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May 31, 2025, the Company purchased 32% of its products from Taiwan, 21% from Hong Kong, 43% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2025	2024
Canada	1,960,019	1,679,382
China	4,682,173	2,555,586
Other Asian Countries	348,947	408,069
South America	49,600	57,700
Europe	982,285	516,089

Revenues are attributed to countries based on location of customer.

NOTE N - RECENT LEGISLATION

On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $203,019 and $37,683 for the six months ended May 31, 2025 and May 31, 2024 respectively.

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

The world of business continues to change. Customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management expects 2025 to continue to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth, as we see our customers change their manufacturing and buying practices. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers, engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, as costs of raw materials continues to increase, our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract good sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times. The ongoing imposition of tariffs by the United States on goods continue to impact the Company and could continue to impact the Company more significantly in the future. The Company’s cost of goods could be increased which could impact the Company’s manufacturing costs and subsequently the price of goods sold to customers. The Company expects to pass on the costs of tariffs to customers manufacturing in America. The Company does not expect any impact from tariffs on availability of products or the supply chain for the Company’s products. The imposition of tariffs could also cause inflationary pressures on some of the Company’s customers which could cause such customers to scale back on the purchases of the Company’s products. To mitigate the impacts from tariffs, the Company has taken two measures. First, for many of the Company’s customers that the Company sells directly to manufacturing in Mexico, the Company has changed such incoterms to FCA Hong Kong. As such, the customer assumes full responsibility for transportation to North America and duty drawback in Mexico. Second, for the Company’s distribution channel partners and for many of their customers in Mexico, the Company will import the goods to the United States and deliver them to the distributor’s bonded warehouse which would likely avoid potential tariffs. Supply chain challenges can present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet the challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. The potential opportunities that supply chain problems present is that the Company’s lead time for customers delivery is frequently shorter than our competitors lead time. This could attract customers to the Company to help keep their production lines up and running. The financial media recently had emphasized a reduce overall in consumer demand which could negatively impact the demand for the Company’s products because our customers are also producing less of their products. As such, these economic conditions and perceptions of a slowing economy could have a negative impact on sales into 2026. The combination of possible increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2025 increased by $1,749,762 or 12.2%, to $16,148,463 as compared to net sales of $14,398,701 for the six months ended May 31, 2024. Consolidated net sales for the three months ended May 31, 2025 increased by $1,571,730 or 21.4%, to $8,916,725 as compared to net sales of $7,344,995 for the three months ended May 31, 2024. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers, as well as sales with a higher profit margin being sold during the six months ended May 31, 2025 Net sales for the six months ended May 31, 2025 and May 31, 2024 reflect $380,332 and $257,608, respectively, due to tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2025 increased by $689,412 to $4,734,105, or 17.0%, as compared to $4,044,693 for the six months ended May 31, 2024. Gross margin as a percentage of net sales increased to 29.3% for the six months ended May 31, 2025 compared to 28.1% for the six months ended May 31, 2024. Gross profit for the three months ended May 31, 2025 increased by $685,838 to $2,688,403, or 34.2%, as compared to $2,002,565 for the three months ended May 31, 2024. Gross margin as a percentage of net sales increased to 30.2% for the three months ended May 31, 2025 compared to 27.3% for the three months ended May 31, 2024. The increase in gross profit and gross profit as a percentage of sales can be attributed to the increase in sales volume. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the first half of fiscal year of 2025, the Company was impacted by tariff costs on certain products imported from China as well as new tariffs that went into effect as of February 4, 2025 in addition to pre-existing tariffs that went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. However, there can be no assurance that we will be able to pass along the new costs or the effects if any it will have on our revenue in the future.

Selling and shipping expenses for the six months ended May 31, 2025 was $1,332,219, a decrease of $12,751, or less than 1%, as compared to $1,344,970 for six months ended May 31, 2024. Selling and shipping expenses for the three months ended May 31, 2025 was $678,852, an increase of $6,285, or less than 1%, as compared to $672,567 for three months ended May 31, 2024. We attribute the decrease for the six months ended May 31, 2025 to decreases in selling expenses such as commission expenses and salesman payrolls offset by increases in travel and entertainment expenses and freight out expenses. We attribute the increase for the three months ended May 31, 2025 to increases in commission expenses, freight expenses, travel and entertainment expenses offset by decreases in salesman payroll and auto expenses.

General and administrative expenses for the six months ended May 31, 2025 was $3,308,703, an increase of $671,759, or 25.5%, as compared to $2,636,944 for the six months ended May 31, 2024. General and administrative expenses for the three months ended May 31, 2025 was $1,929,441, an increase of $729,401, or 60.8% as compared to $1,200,040 for the three months ended May 31, 2024. The increase is due primarily to non cash stock based compensation of $531,797 in the three months ending May 31, 2025 as well as increases in the six months ended May 31, 2025 in officer salaries and related payroll tax expenses as well as office, pension, bank charges and bad debt expenses as well as professional fees and consulting expenses but partially offset by decreases in other salaries, rent expenses, directors fees and public company expenses. The increase for the three months ended May 31, 2025 can also be attributed to increases in salaries and related payroll tax expenses as well as bank charges and bad debt expenses, professional fees and consulting expenses but partially offset by decreases in rent expenses and public company expenses

Depreciation expense for the six months ended May 31, 2025 was $35,079, an increase of $311, or less than 1%, as compared to $34,768 for the six months ended May 31, 2024. Depreciation expense for the three months ended May 31, 2025 was $19,462, an increase of $2,078, or 12%, as compared to $17,384 for the three months ended May 31, 2024. We attribute the increases for the three and six months ended May 31, 2025 to the purchase of fixed assets.

Other income for the six months ended May 31, 2025 was $183,330, an increase of $30,150 as compared to $153,180 for the six months ended May 31, 2024. Other income for the three months ended May 31, 2025 was $58,364, a decrease of $70,344 as compared to $128,708 for the three months ended May 31, 2024. We attribute the change to income from investment in the acquisition of treasury bonds and notes issued by the United States Treasury.

Tax expense for the six months ended May 31, 2025 was $66,114, an increase of $10,861 as compared to a tax expense of $55,253 for the six months ended May 31, 2024. Tax expense for the three months ended May 31, 2025 was $1,048, a decrease of $42,294 as compared to a tax expense of $43,342 for the three months ended May 31, 2024. The changes result from our increase in net income for the six months ended May 31,2025.

As a result of the foregoing, net income for the six months ended May 31, 2025 was $175,320, compared to a net income of $125,938 for the six months ended May 31, 2024. The net income for the three months ended May 31, 2025 was $117,964, compared to a net income of $197,940 for the three months ended May 31, 2024.

Liquidity and Capital Resources

As of May 31, 2025 we had cash of $4,014,092, marketable securities of $8,799,630, and working capital of $19,774,332. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the six months ended May 31, 2025, we had net cash flow provided by operating activities of $85,357, as compared to net cash flow provided by operating activities of $1,593,512 for the six months ended May 31, 2024. The decrease in cash flow from operating activities was primarily the result of decreased cash flows from stock accounts receivable, inventory and prepaid expenses and income taxes, accrued expenses and a smaller decrease in cash flows from accounts payable in 2025, as partially offset by an increase in net income and non cash expenses including stock based compensation.

We had net cash flow used in investing activities of $(1,804,708) from financing activities for the six months ended May 31, 2025, as compared to net cash flow used in investing activities of $(3,525,629) for the six months ended May 31, 2024. We attribute the change to purchases by the Company of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

We had net cash flow from financing activities of $105,750 during the six months ended May 31, 2025 as compared to $0 for the six months ended May 31, 2024. The increase in financing activities is related to the proceeds from the exercise of stock options.

As a result of the foregoing, the Company had a decrease in cash of $(1,613,601) for the six months ended May 31, 2025, as compared to a net decrease in cash of $(1,932,117) for the six months ended May 31, 2024 which is attributable to the purchase of marketable securities.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2025:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$993,907	255,009	437,772	301,126	-

Total obligations	$993,907	$255,009	$437,772	$301,126	$-

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2025 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 14, 2025	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)