Form 10-Q
period 2025-08-31
SURGE COMPONENTS INC
filed 2025-10-15
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

The registrant’s common stock outstanding as of October 11, 2025, was 5,706,732 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

 i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31, 2025	November 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$4,275,802	$5,627,693
Marketable Securities	8,665,967	7,108,979
Accounts receivable - net of allowance for credit losses of $120,915 and $80,297	6,846,874	5,960,418
Inventory, net	5,579,646	5,000,707
Prepaid expenses and income taxes	343,358	290,401
Total current assets	25,711,647	23,988,198

Fixed assets – net of accumulated depreciation and amortization of $1,881,043 and $1,828,156	175,544	110,727
Operating lease right of use asset	994,076	1,050,445
Deferred income taxes	257,890	260,856
Other assets	34,299	34,299
Total assets	$27,173,456	$25,444,525

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	August 31, 2025	November 30, 2024
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036,163	$3,344,952
Operating lease liabilities, current maturities	388,041	330,166
Accrued expenses and taxes	555,318	688,640
Accrued salaries	546,354	714,879
Total current liabilities	5,525,876	5,078,637
Operating lease liabilities net of current maturities	764,655	876,808
Total liabilities	6,290,531	5,955,445

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,706,732 and 5,582,783 shares issued and outstanding	5,705	5,581
Additional paid-in capital	18,382,350	17,725,520
Accumulated other comprehensive income – unrealized gain on marketable debt securities	179,696	85,330
Accumulated equity	2,315,164	1,672,639
Total shareholders’ equity	20,882,925	19,489,080

Total liabilities and shareholders’ equity	$27,173,456	$25,444,525

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2025	2024	2025	2024
Net sales	$26,422,494	$22,369,017	$10,274,031	$7,970,316

Cost of goods sold	18,843,686	15,836,754	7,429,328	5,482,746

Gross profit	7,578,808	6,532,263	2,844,703	2,487,570

Operating expenses:
Selling and shipping expenses	2,053,493	2,028,864	721,274	683,894
General and administrative expenses	4,755,491	3,887,238	1,446,788	1,250,294
Depreciation and amortization	52,887	52,788	17,808	18,020

Total operating expenses	6,861,871	5,968,890	2,185,870	1,952,208

Income before other income (expense) and income taxes	716,937	563,373	658,833	535,362

Other income (expense):

Investment income	284,181	241,300	100,851	88,120
Interest expense	-	-	-	-

Other income (expense)	284,181	241,300	100,851	88,120

Income before income taxes	1,001,118	804,673	759,684	623,482

Income taxes	353,593	234,383	287,479	179,130

Net income	647,525	570,290	472,205	444,352
Dividends on preferred stock	5,000	5,000	2,500	2,500

Net income available to common shareholders	$642,525	$565,290	$469,705	$441,852

Net income per share available to common shareholders:

Basic	$.11	$.10	$.08	$.08
Diluted	$.11	$.10	$.08	$.08

Weighted Shares Outstanding:

Basic	5,646,723	5,580,342	5,706,732	5,582,783
Diluted	5,760,074	5,760,365	5,820,084	5,762,806

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2025	2024	2025	2024
Net Income	647,525	570,290	472,205	444,352
Reclassification of realized gain on investment securities:	-	(200)	-	(200)
Unrealized gain (loss) on marketable debt securities net of tax	94,366	186,159	51,982	148,511
Net comprehensive income	$741,891	$756,249	$524,187	$592,663

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Nine months ended August 31, 2024 and August 31, 2025

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2023	10,000	$10	5,577,698	$5,576	$17,710,525	$828	$851,962	$18,568,901
Preferred stock dividends	-	-	-	-	-	-	(5,000)	(5,000)
Issuance of shares as compensation	-	-	5,085	5	14,995	-	-	15,000
Change in unrealized gain on marketable securities						185,331		185,331
Stock option exercise	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	570,290	570,290
Balance – August 31, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$186,159	$1,417,252	$19,334,522

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$85,330	$1,672,639	$19,489,080
Preferred stock dividends	-	-	-	-	-	-	(5,000)	(5,000)
Stock options awarded					518,954			518,954
Issuance of shares as compensation	-	-	14,659	15	32,235	-	-	32,250
Change in unrealized gain on marketable securities						94,366		94,366
Stock option exercise	-	-	109,290	109	105,641	-	-	105,750
Net Income	-	-	-	-	-	-	647,525	647,525
Balance – August 31, 2025	10,000	$10	5,706,732	$5,705	$18,382,350	$179,696	$2,315,164	$20,882,925

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2025	August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$647,525	$570,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,887	52,788
Gain on marketable securities	94,366	(200)
Deferred income taxes	2,966	2,304
Allowance for credit losses	40,618	956
Stock Compensation Expense	518,954	15,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(927,074)	495,539
Inventory	(578,939)	(287,470)
Prepaid expenses and income taxes	(52,957)	57,677
Other assets	2,091	16,282
Accounts payable	691,211	332,812
Accrued expenses	(306,847)	(301,014)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	184,801	954,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$(117,704)	$(10,991)
Acquisition of marketable securities	(2,411,238)	(6,052,055)
Proceeds from the sale of marketable securities	960,000	1,620,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,568,942)	$(4,443,046)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended
	August 31, 2025	August 31, 2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$32,250	$-

NET CASH FLOWS FROM FINANCING ACTIVITIES	$32,250	-

NET CHANGE IN CASH	(1,351,891)	(3,488,082)

CASH AT BEGINNING OF PERIOD	5,627,693	7,634,799

CASH AT END OF PERIOD	$4,275,802	$4,146,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$318,472	$257,295

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the nine months ended August 31, 2025 and August 31, 2024 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $4,159,000 and $3,844,000 for the nine months ended August 31, 2025 and August 31, 2024 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $302,681 and $73,235 for the nine months ended August 31, 2025 and August 31, 2024 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $4,671,000 and $3,587,000 for the nine months ended August 31, 2025 and August 31, 2024 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at August 31, 2025 was $1,131,757. The Company, at August 31, 2025 has a reserve against slow moving and obsolete inventory of $415,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At August 31, 2025 and November 30, 2024, the Company’s uninsured cash balances and marketable securities totaled $3,211,306 and $4,563,198, respectively. The decrease in cash balances is due to a increase in cash generated from the Company’s operations and the purchase of additional marketable securities.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before fiscal years ending November 30, 2022, and state tax examinations for years before fiscal years ending November 30, 2021. Management does not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the nine months ended August 31, 2025 and August 31, 2024

(8) Cash Equivalents:

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

The value of these marketable securities at August 31, 2025 and November 30, 2024 is as follows:

	August 31,	November 30,
	2025	2024
Cost	$8,486,271	$7,023,649
Gross unrealized gain	181,548	89,701
Gross unrealized loss	(1,852)	(4,371)
Fair value	$8,665,967	$7,108,979

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,683 and $2,022 for nine months ended August 31, 2025 and August 31, 2024 respectively.

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at August 31, 2025 and August 31, 2024 totaled 661,648 and 279,977, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	August 31,	November 30,
	2025	2024
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,142,385	1,078,985
Computer Equipment	585,016	530,712
Less-Accumulated Depreciation	(1,881,043)	(1,828,156)
Net Fixed Assets	$175,544	$110,727

Depreciation and amortization expense for the nine months ended August 31, 2025 and August 31, 2024 was $52,887 and $52,788, respectively.

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of August 31, 2025, the balance on the Credit Line was $0. As of August 31, 2025, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	August 31,	November 30,
	2025	2024
Commissions	$182,815	$242,515
Preferred stock dividends	176,569	171,569
Other accrued expenses	195,934	274,556
	$555,318	$688,640

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,147,000 at November 30, 2024. Pension expense for the nine months ended August 31, 2025 and August 31, 2024 was $43,354 and $32,645, respectively.

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

Dividends aggregating $176,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2024. The Company has accrued these dividends. At August 31, 2025 there are 10,000 shares of Series C Preferred issued and outstanding.

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

In May 2025, the Company granted stock options from the 2024 Incentive Stock Plan to (a) four non-employee directors to each purchase 30,000 shares of common stock, at an exercise price of $2.20 per share, the closing market price of the common stock on the date of the grant which vest immediately and expire five years from the grant date; (b) two Company officers to each purchase 50,000 shares of common stock, at an exercise price of $2.41 per share, one hundred and ten percent of the market price of the common stock on the date of the grant: (c) seventeen employees to purchase 285,000 shares of the Company’s common stock at an exercise price of $2.20, the closing market price of the common stock on the date of the grant A total of 160,000 of these options vest immediately, 115,000 options will vest over a two year period and 10,000 options vest over a three year period and all options discussed herein will expire in five years from the date of grant. The Company recorded a cost of $518,954 related to the granting of these options in 2025.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] Incentive Stock Plans (continued)

Activity in the Company’s stock plans for the period ended August 31, 2025 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2024	340,000	$2.59
Options issued in the nine months ended August 31, 2025	505,000	$2.24
Options exercised in the nine months ended August 31, 2025	(155,000)	$1.41
Options cancelled in the nine months ended August 31, 2025	(15,000)	$1.41
Options outstanding at August 31, 2025	675,000	$2.57
Options exercisable at August 31, 2025	550,000	$2.66

The intrinsic value of the exercisable options at August 31, 2025 totaled $76,800. At August 31, 2025 the weighted average remaining life of the stock options is 3.92 years. At August 31, 2025 there was $120,695 in unrecognized compensation cost related to the stock options granted under the plan.

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

The Company’s deferred income taxes are comprised of the following:

	August 31,	November 30,
	2025	2024
Deferred Tax Assets
Depreciation	$48,760	$43,847
Allowance for bad debts	27,264	17,493
Inventory	84,450	84,450
Facilities rental	40,885	39,668
Other	56,531	75,398

Total deferred tax assets	257,890	260,856
Valuation allowance	-	-
Deferred Tax Assets	$257,890	$260,856

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

The Company’s income tax expense consists of the following:

	Nine Months Ended
	August 31, 2025	August 31, 2024
Current:
Federal	$330,816	$166,746
States	25,743	69,941
	356,559	236,687

Deferred:
Federal	(2,135)	(1,659)
States	(831)	(645)
	(2,966)	(2,304)
Provision for income taxes	$353,593	$234,383

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Nine Months Ended
	August 31,	August 31,
	2025	2024
U.S Federal Income tax statutory rate	21%	21%
State income taxes	5%	5%
Other-primarily state franchise taxes	9%	3%
Effective tax rate	35%	29%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $215,000 for the nine months ended August 31, 2025, and increase at the rate of two per cent per annum throughout the lease term.

Pursuant to the lease, rent expense charged to operations differs from rent paid because of scheduled rent increases. Accordingly, the Company has recorded deferred rent. Rent expense is calculated by allocating to rental payments, including those attributable to scheduled rent increases, on a straight line basis, over the lease term.

The Company has a lease to rent office space and a warehouse in Hong Kong through November 2027. Annual minimum rental payments for this space are approximately $77,097.

The Company has a lease to rent additional warehouse space in Hong Kong through November 30, 2027. Annual minimum rental payments for this space are approximately $79,564.

The Company’s future minimum rental commitments at August 31, 2025 are as follows:

Twelve Months Ended August 31,

2026	$388,041
2027	374,449
2028	222,144
2029	26,586
2030	18,914
2031 and after	-
$1,030,134

Net rental expense for the nine months ended August 31, 2025 and August 31, 2024 were $326,917 and $340,563 respectively, of which $214,689 and $211,667 respectively, was paid to the Related Company.

The remaining weighted average lease term is 4.70 years at August 31, 2025. The weighted average discount rate is 5.14 % at August 31, 2025.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had three customers who respectively accounted for 17%, 14% and 10% of net sales for the nine months ended August 31, 2025 and three customers who accounted for 18% and 15% and 10% of net sales for the nine months ended August 31, 2024. The Company had two customers who accounted for 24% and 10% of accounts receivable at August 31, 2025 and one customer who accounted for 33% of accounts receivable at August 31, 2024.

NOTE L – MAJOR SUPPLIERS

During the nine months ended August 31, 2025 and August 31, 2024 there was one foreign supplier accounting for 29% and 28% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the nine months ended August 31, 2025, the Company purchased 31% of its products from Taiwan, 19% from Hong Kong, 46% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Nine Months Ended
	August 31,	August 31,
	2025	2024
Canada	3,146,184	2,423,130
China	7,530,738	4,068,618
Other Asian Countries	241,256	596,791
South America	51,520	73,741
Europe	1,875,808	716,294

Revenues are attributed to countries based on location of customer.

NOTE N - RECENT TAX LEGISLATION

On July 4, 2025, the President signed into law the “One Big Beautiful Bill” (OBBB), which makes significant changes to U.S. federal corporate income tax laws. The legislation is generally effective for tax years beginning after December 31, 2024. Because the Company’s fiscal year ends November 30, 2025, the enactment date falls within the current fiscal year, certain provisions may be subject to blended rules or may be effective at various dates within the current or future fiscal years.

Key provisions of the OBBB impacting the Company include:

●	Expensing and Bonus Depreciation – Permanently extends the full expensing of the cost of qualified property acquired after January 19, 2025.

●	Net Operating Losses and Credits: Net operating loss carryforward/carryback rules and certain business credit provisions were revised under the OBBB. These changes will apply prospectively to losses and credits generated after January 1, 2025.

In accordance with ASC 740, the Company remeasured its deferred tax assets and liabilities as of July 4, 2025, the date of enactment, to reflect the new tax rates and provisions. The effect of this remeasurement has been recorded in the income tax expense for the quarter ended August 31, 2025.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $302,681 and $73,235 for the nine months ended August 31, 2025 and August 31, 2024 respectively.

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

The world of business continues to change. Customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. For these reasons, we established Surge Ltd., our Hong Kong subsidiary. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. One division in the Company has had success in designing new products for customers to better their products performance capabilities. The Company continues to introduce new in-house developed products to existing customers. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management expects 2025 to continue to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth, as we see our customers change their manufacturing and buying practices. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers, engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, as costs of raw materials continues to increase, our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract good sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs and longer travel times. The ongoing imposition of tariffs by the United States on goods continue to impact the Company and could continue to impact the Company more significantly in the future. The Company’s cost of goods could be increased which could impact the Company’s manufacturing costs and subsequently the price of goods sold to customers. The Company continues to pass on the costs of tariffs to customers manufacturing in America. The Company does not expect any impact from tariffs on availability of products or the supply chain for the Company’s products. The imposition of tariffs could also cause inflationary pressures on some of the Company’s customers which could cause such customers to scale back on the purchases of the Company’s products. To mitigate the impacts from tariffs, the Company has taken two measures. First, for many of the Company’s customers that the Company sells directly to manufacturing in Mexico, the Company has changed such incoterms to FCA Hong Kong. As such, the customer assumes full responsibility for transportation to North America and duty drawback in Mexico. Second, for the Company’s distribution channel partners and for many of their customers in Mexico, the Company will import the goods to the United States and deliver them to the distributor’s bonded warehouse which would likely avoid potential tariffs. Supply chain challenges can present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet the challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. The potential opportunities that supply chain problems present is that the Company’s lead time for customers delivery is frequently shorter than our competitors lead time. This could attract customers to the Company to help keep their production lines up and running. The financial media recently had emphasized a reduction of overall consumer demand which could negatively impact the demand for the Company’s products because our customers, for example in the home appliance and automotive market segments, are also producing less of their products. As such, these economic conditions and perceptions of a slowing economy could have a negative impact on sales into 2026. The combination of possible increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened additional production facilities outside of China. Although dealing with various challenges to business, the Company continues to work diligently to involve customers in new design projects, in regional expansion, and increasing its sales though its distribution sales channel.

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

Results of Operations

Consolidated net sales for the nine months ended August 31, 2025 increased by $4,053,477 or 18.1%, to $26,422,494 as compared to net sales of $22,369,017 for the nine months ended August 31, 2024. Consolidated net sales for the three months ended August 31, 2025 increased by $2,303,715 or 28.9%, to $10,274,031 as compared to net sales of $7,970,316 for the three months ended August 31, 2024. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers,as well as increases in business from the Company’s distribution sales channels. Net sales for the nine months ended August 31, 2025 and August 31, 2024 reflect $700,253 and $386,343, respectively, due to tariff costs that the Company was able to pass on to its customers.

Our gross profit for the nine months ended August 31, 2025 increased by $1,046,545 to $7,578,808, or 16.0%, as compared to $6,532,263 for the nine months ended August 31, 2024. Gross margin as a percentage of net sales decreased to 28.7% for the nine months ended August 31, 2025 compared to 29.2% for the nine months ended August 31, 2024. Gross profit for the three months ended August 31, 2025 increased by $357,133 to $2,844,703, or 14.4%, as compared to $2,487,570 for the three months ended August 31, 2024. Gross margin as a percentage of net sales decreased to 27.7% for the three months ended August 31, 2025 compared to 31.2% for the three months ended August 31, 2024. The increase in gross profit for the nine months ended August 31, 2025 can be attributed to the increase in sales volume. The decrease in gross profit as a percentage of sales for the nine months ended August 31, 2025 can be attributed to sales for the period being sold at a lower profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During the first half of fiscal year of 2025, the Company was impacted by tariff costs on certain products imported from China as well as new tariffs that went into effect as of February 4, 2025 in addition to pre-existing tariffs that went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. However, there can be no assurance that we will be able to pass along the new costs or the effects if any it will have on our revenue in the future.

Selling and shipping expenses for the nine months ended August 31, 2025 was $2,053,493, an increase of $24,629, or 1.2%, as compared to $2,028,864 for nine months ended August 31, 2024. Selling and shipping expenses for the three months ended August 31, 2025 was $721,274, an increase of $37,380, or 5.5%, as compared to $683,894 for three months ended August 31, 2024. We attribute the increase for the nine months ended August 31, 2025 to increases in selling expenses such as commission expenses, travel and entertainment expenses offset by decreases in sales payroll expenses and freight out expenses. We attribute the increase for the three months ended August 31, 2025 to increases in commission expenses, sales payroll expenses, travel and entertainment expenses offset by decreases in freight out expenses.

General and administrative expenses for the nine months ended August 31, 2025 was $4,755,491, an increase of $868,253, or 22.3%, as compared to $3,887,238 for the nine months ended August 31, 2024. General and administrative expenses for the three months ended August 31, 2025 was $1,446,788, an increase of $196,494, or 15.7% as compared to $1,250,294 for the three months ended August 31, 2024. The increase is due primarily to non cash stock based compensation of $518,954 in the nine months ending August 31, 2025 as well as increases in the nine months ended August 31, 2025 in officer salaries and related payroll tax expenses as well as pension, bank charges and bad debt expenses as well as professional fees, office and consulting expenses, utilities and general insurance expenses and computer expenses but partially offset by decreases in other rent expenses, directors fees and public company expenses. The increase for the three months ended August 31, 2025 can also be attributed to increases in salaries and related payroll tax expenses as well as bad debt expenses, general insurance, office and computer expenses and professional fees and public company expenses but partially offset by decreases consulting expenses

Depreciation expense for the nine months ended August 31, 2025 was $52,887, an increase of $99, or less than 1%, as compared to $52,788 for the nine months ended August 31, 2024. Depreciation expense for the three months ended August 31, 2025 was $17,808, a decrease of $212, or 1.2%, as compared to $18,020 for the three months ended August 31, 2024.

Other income for the nine months ended August 31, 2025 was $284,181, an increase of $42,881 as compared to $241,300 for the nine months ended August 31, 2024. Other income for the three months ended August 31, 2025 was $100,851, an increase of $12,731 as compared to $88,120 for the three months ended August 31, 2024. We attribute the change to income from investment in the acquisition of treasury bonds and notes issued by the United States Treasury.

Tax expense for the nine months ended August 31, 2025 was $353,593, an increase of $119,210 as compared to a tax expense of $234,383 for the nine months ended August 31, 2024. Tax expense for the three months ended August 31, 2025 was $287,479, a decrease of $108,349 as compared to a tax expense of $179,130 for the three months ended August 31, 2024. The changes result from our increase in net income for the nine months ended August 31, 2025.

As a result of the foregoing, net income for the nine months ended August 31, 2025 was $647,525, compared to a net income of $570,290 for the nine months ended August 31, 2024. The net income for the three months ended August 31, 2025 was $472,205, compared to a net income of $444,352 for the three months ended August 31, 2024.

Liquidity and Capital Resources

As of August 31, 2025 we had cash of $4,275,802, marketable securities of $8,665,967, and working capital of $20,185,771. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the nine months ended August 31, 2025, we had net cash flow provided by operating activities of $184,801, as compared to net cash flow provided by operating activities of $954,964 for the nine months ended August 31, 2024. The decrease in cash flow from operating activities was primarily the result of decreased cash flows from accounts receivable, inventory and prepaid expenses as partially offset by an increase in net income, accounts payable and non cash expenses including stock based compensation.

We had net cash flow used in investing activities of $(1,568,942) from financing activities for the nine months ended August 31, 2025, as compared to net cash flow used in investing activities of $(4,443,046) for the nine months ended August 31, 2024. We attribute the change to purchases by the Company of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

We had net cash flow from financing activities of $32,250 during the nine months ended August 31, 2025 as compared to $0 for the nine months ended August 31, 2024. The increase in financing activities is related to the proceeds from the exercise of stock options.

As a result of the foregoing, the Company had a decrease in cash of $(1,351,891) for the nine months ended August 31, 2025, as compared to a net decrease in cash of $(3,488,082) for the nine months ended August 31, 2024 which is attributable to the purchase of marketable securities.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of August 31, 2025:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,030,134	388,041	596,593	45,500	-

Total obligations	$1,030,134	$388,041	$596,593	$45,500	$-

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2025 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended August 31, 2025 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: October 15, 2025	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)