Form 10-K
period 2025-11-30
SURGE COMPONENTS INC
filed 2026-02-27
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 31, 2025, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $6.4 million.

The registrant’s common stock outstanding as of February 24, 2026, was 5,716,792 shares of common stock.

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

We are a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete components, such as semiconductor rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products that we sell are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, telecomm, audio, cellular telephones, computers, consumer electronics, garage door openers, household appliances, power supplies and security equipment. The products that we sell are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. Surge sells its products through three of the top four distributors for electronic components in the world and also supplies its products to subcontractors who manufacture for their customers. These channels open doors to Surge at customers which Surge may not have access to otherwise. The products that we sell are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We also only have one binding long-term supply agreement with one of our manufacturers, Lelon Electronics. We have an agreement to act as the exclusive sales agent utilizing independent sales representative organizations in North America to sell and market the products for Lelon Electronics. When we act as a sales agent, we receive a commission from our supplier who sold the product to the customer that we introduced to our supplier. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $312,389 and $95,584 for the fiscal years ended November 30, 2025 (“Fiscal 2025”) and November 30, 2024 (“Fiscal 2024”), respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have engineers on our staff who work with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state Challenge also at times handles the brokering of certain products, helping their customers find parts that regular suppliers cannot deliver.

In order for us to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to develop new and innovative products, our ability to obtain new clients, our ability to retain and attract sales and other personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in managing growth, including monitoring an expanded level of operations.

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

Products

Surge supplies a wide variety of electronic components (some of which bear our private “Surge” label) which can be broadly divided into two categories—capacitors and discrete components. For Fiscal 2025 and Fiscal 2024, capacitors accounted for approximately 28% and 28% of Surge’s sales, respectively, of which approximately 75% for each year was Lelon capacitors (discussed below). Discrete components accounted for Surge’s remaining sales in Fiscal 2025 and Fiscal 2024. Capacitors and discrete components can be categorized based on various factors, including function, construction, fabrication and capacity.

We sell, under the name of the manufacturer, Lelon Electronics, aluminum electrolytic capacitors, which are capacitors that store and release energy into a circuit incrementally and are used in various applications, including but not limited to, computers, appliances, automotive, lighting, telecommunications devices and various consumer products. Our sales of products under the Lelon Electronics name accounted for approximately 28% of our total sales (and approximately 75% of our capacitor sales as noted above) in Fiscal 2025.

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

New Products- We periodically introduce new products, which are intended to complement our existing product lines. These products are ones that are commonly used in the same circuit designs as other products that we sell and will further provide a one- stop-shop for the customer. Some of these products are common items used in all applications and others are niche items with a focus towards a particular application. These new products include fuses, printed circuit boards and switches. All products are available in traditional leaded as well as surface mount (chip) versions. In 2019 we were issued a patent on a new pinpoint alarm designed to improve an individual’s ability to determine the location of the alarm. The improved alarm can be used in a wide variety of applications including reversing vehicles, medical emergency notification and hardware devices that use Bluetooth or other wireless communication protocols in combination with mobile software applications to locate lost items.

Inventory

In order to adequately service our customers’ needs, we believe that it is necessary to maintain large inventories, which makes us more susceptible to price and technology changes. At any given time, we attempt to maintain a one-to-two month inventory on certain products in high demand for customers and at least one month for other products. Our inventory currently contains more than 100 million component units consisting of more than 3,000 different part numbers. The products that we sell range in sales price from less than one cent for a commercial diode to more than $2.00 for high power capacitors and semiconductors. As of November 30, 2025, we maintained inventory valued at $5,086,298.

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

Product Availability

Surge and Challenge obtain a significant amount of their products from manufacturers in Asia. Of the total goods purchased by Surge and Challenge in Fiscal 2025, those foreign manufactured products were supplied from manufacturers in Taiwan (30%), Hong Kong (19%), elsewhere in Asia including China, South Korea and Singapore (47%) and overseas outside of Asia (less than 1%). The Company purchases the balance of its products from the United States. The Company purchases its products from approximately sixteen different manufacturers.

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

We only have one long-term supply agreement with a supplier, Lelon Electronics, which is terminable by either party upon six months’ notice to the other party. We also have an agreement to act as the sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal manufacturers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long- term contracts, we may not be able to maintain these relationships.

For Fiscal 2025 and Fiscal 2024, one of Surge’s vendors, Lelon Electronics, accounted for approximately 28% and 28% of Surge’s consolidated purchases, respectively. The loss of or a significant disruption in the relationship with Lelon Electronics, which is our major supplier, could have a material adverse effect on our business and results of operations until a suitable replacement could be obtained.

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

The components business has, from time to time, experienced periods of shortages in product supply, usually as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices and or reduce the number of units sold to given customers. Should there be shortages in the future, such shortages may benefit our business if we get preferential supply from our manufacturers. It could also have an adverse effect upon our business, in the case that our manufacturers do not have enough capacity to provide enough components. Conversely, due to poor market demand, there could be an excess of components in the market, causing stronger competition and an erosion of prices. In cases of shortages, customers may purchase more than they need and thus reducing future demand for their products while they use up their excess inventory.

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

We have a formal national distribution program to attract more distributors to promote the products that we sell. We expect this market segment to continue to contribute significantly to our sales growth over time.

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

Customers

The products that we sell are sold to distributors and OEMs in such diverse industries as the automotive, computer, communications, cellular telephones, consumer electronics, garage door openers, security equipment, audio equipment, telecomm products, computer related products, power supply products, utility meters and household appliances industries. We request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which the products that we sell are sold. Two of our customers accounted for 18% and 14% of net sales for Fiscal 2025, and 19% and 15% of net sales for Fiscal 2024. Our discrete components are often sold to the same clients as our capacitors. These OEM customers typically accept samples for evaluation and, if approved, we work towards procuring the next orders for these items.

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

Backlog

As of November 30, 2025, our backlog was approximately $12,012,000, as compared with $9,433,000 at November 30, 2024. Substantially all backlog is expected to be shipped by us within 365 days of booking date. Year to year comparisons of backlog are not necessarily indicative of future operating results.

Employees

As of November 30, 2025, Surge and Challenge employed 46 persons, two of whom are employed in executive capacities, twelve are engaged in sales, four in engineering, four in purchasing, five in administrative capacities, twelve in customer service, three in accounting and four in warehousing. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Risks Related to our Business

We have an agreement with only one of our suppliers and we depend on a limited number of suppliers

We have an agreement with only one of our suppliers (Lelon Electronics), which agreement is terminable by either party upon notice to the other party. Lelon Electronics accounted for approximately 28% and 28% of the Company’s consolidated purchases in the years ending November 30, 2025 and November 30, 2024. We also act as the exclusive sales agent in North America for Lelon Electronics. While we believe that we have established close working relationships with our principal suppliers, our success depends, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. There is no assurance that we will be able to maintain these relationships. While we believe that there are alternative semiconductor and capacitor suppliers whose replacement products may be acceptable to our customers, the loss of, or a significant disruption in the relationship with, one or more of our major suppliers would likely have a material adverse effect on our business and results of operations.

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

For Fiscal 2025, approximately 18% and 14% of our net sales were derived from sales to two customers. Although our customer base has increased, the loss of our largest customers as well as, to a lesser extent, the loss of any other material customer, would be expected to have a materially adverse effect on our operations until we are able to generate replacement business, although we may not be able to obtain such replacement business.

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

The components business has, from time to time, experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either increase prices or reduce the number of units sold to customers. We believe that because of our large inventory and our relationships with our manufacturers, we have not been adversely affected by shortages in certain discrete semiconductor components. However, future shortages may have an adverse effect upon our business especially if we were to reduce inventory to cut costs and reduce risks of obsolescence. The Company believes that it currently has sufficient inventory levels. However, our business could be affected if the Company is unable to maintain the levels of inventory needed to keep our customers lines running. In addition, customers could order extra inventory of products from several suppliers when they are concerned about a possible shortage and then not reorder such products in the future for such time as they work off their excess inventory purchased.

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

Approximately 97% of the total goods which we purchased in Fiscal 2025 were manufactured in foreign countries, with the majority purchased from Taiwan (30%), Hong Kong (19%), elsewhere in Asia (47%) and outside of Asia (less than 1%). These purchases subject us to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a materially adverse effect on our business and results of operations. Potential concerns may include drastic devaluation of currencies, loss of supplies and increased competition within the region.

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

We maintain a shareholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 10% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of our shares to all stockholders other than the acquiring person. These and other provisions in our articles of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

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

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants.

Our management team takes steps to stay informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment

Our Board considers cybersecurity risk as part of its risk oversight function. Management updates the Board where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

Item 2. Properties.

Our executive offices and warehouse facilities are located at 95 East Jefryn Boulevard, Deer Park, New York, 11729. We lease our facilities from Great American Realty of Jefryn Blvd., LLC (“Great American”), an entity that is 50% owned by Ira Levy, Surge’s president and Steven Lubman, Surge’s vice president. Our lease is through September 30, 2030 and our monthly rent for the year ended November 30, 2025 was $17,473 We occupy approximately 23,250 square feet of office space and warehouse space. The rental rate is typical for the type and location of Surge’s and Challenge’s facilities.

The Company has a lease to rent office space and a warehouse in Hong Kong Through November 2027. Annual minimum rental payments for this space are approximately $79,564.

The Company has a lease to rent additional warehouse space in Hong Kong through November 30, 2027. Annual minimum rental payments for this space are approximately $77,097.

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

As of the date of the filing of this report, there are 5,716,792 shares of common stock issued and outstanding.

As of the date of the filing of this report, there are approximately 176 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table provides information as of November 30, 2025 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a (c)
Equity compensation plan approved by security holders (1)	645,000	$2.59	1,365,433

Equity compensation plan not yet approved by security holders	-	-	-

Total	645,000	$2.59	1,365,433

(1)	Represents the Company’s 2015 Incentive Stock Plan and the 2024 Equity Incentive Stock Plan.

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $312,389 and $95,584 for the fiscal year ended November 30, 2025 and November 30, 2024 respectively.

Challenge is engaged in the sale of electronic components. In 1999, Challenge began as a division to sell audible components. We have been able to increase the types of products that we sell because some of our suppliers introduced new products, and we also located other products from new suppliers. Our core products include buzzers, speakers, microphones, resonators, alarms, chimes, filters, and discriminators. We now also work with our suppliers to have our suppliers customize many of the products we sell for many customers through the customers’ own designs and those that we work with our suppliers to have our suppliers redesign for them at our suppliers’ factories. We have engineers on our staff who work with our suppliers on such redesigns and assists with the introduction of new product lines. We are continually looking to expand the line of products that we sell. We sell these products through independent representatives that earn a commission on the products we sell. We are also working with local, regional, and national distributors to sell these products to local accounts in every state. Challenge also at times handles the brokering of certain products, helping their customers find parts that that regular suppliers cannot deliver.

The Company has a Hong Kong office to effectively handle the transfer business from United States customers purchasing and manufacturing in Asia after designing the products in the United States. This office has strengthened the Company’s global position, improving our capabilities and service to our customer base.

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices that did not previously exist. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. The Surge sales division has a sales and marketing office and warehouse in Hong Kong for these reasons, we established Surge Ltd., our Hong Kong subsidiary. The Surge divisions regional sales in their Europe office are growing strong throughout the entire European continent and management looks forward to their continued growth. The Challenge Electronics sales division is in the process of opening up a sales and marketing office in Europe as well. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. The Challenge Electronics division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management is encouraged by the results of 2025 providing strong growth in sales and profitability. Exclusive of the one time charge of the employee stock options the Company has doubled it’s profitability in 2025. Management is cautiously optimistic about continued growth in 2026 but expects 2026, to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products, and growth as we see our customers slowly return to full production pace. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of some raw materials has continued to increase, therefore our costs have increased. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract high performing sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs, tariffs, and longer travel times and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company, although less now then previously. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Challenging economic conditions could have a negative impact on sales into 2026. The combination of possible disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China. As there are many challenges in this complicated and competitive market, there are also many great opportunities that the Company is involved in. Therefore management looks forward to continued growth in 2026 an beyond.

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

Results of Operations

Consolidated net sales for the fiscal year ended November 30, 2025 increased by $5,108,966 or 16.4%, to $36,320,105 as compared to net sales of $31,211,139 for the fiscal year ended November 30, 2024. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. We can also attribute the increase to an increase in business from the Company’s distribution channels. Net sales for the fiscal years ended November 30, 2025 and November 30, 2024 reflect $941,564 and $549,564, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the fiscal year ended November 30, 2025 increased by $1,551,477 to $10,455,171 or 17.4%, as compared to $8,903,694 for the fiscal year ended November 30, 2024. Gross margin as a percentage of net sales increased slightly to 28.8% for the fiscal year ended November 30, 2025 compared to 28.5% for the fiscal year ended November 30, 2024. The increase can be attributed to the increase in sales to certain customers whose sales are at a higher gross profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. During Fiscal 2025, the Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. The Company has been able to pass along a portion of these costs to its customers and will do so under potential tariffs imposed upon us. The Company has also moved some customer deliveries directly to Hong Kong in order to mitigate some of these costs.

Selling and shipping expenses for the fiscal year ended November 30, 2025 was $2,906,782, an increase of $166,788, or 6.1%, as compared to $2,739,994 for the fiscal year ended November 30, 2024. We attribute the increase to increases in sales and the resulting selling expenses such as commission expenses, the hiring of new salespeople which increased sales payroll, travel and entertainment and auto expenses, offset by decreases in freight out and printing expenses.

General and administrative expenses for the fiscal year ended November 30, 2025 was $6,223,384, an increase of $1,034,015, or 19.9%, as compared to $5,189,369 for the fiscal year ended November 30, 2025. The increase is due primarily to non cash stock based compensation of $538,361 during the fiscal year ended November 30, 2025. As well as increases in officer salaries, other salaries and related payroll taxes, general insurance expenses as well as health insurance expenses, utilities and office expenses and professional fees, computer expenses and consulting expenses and pension expenses as well as increases in bank charges and bad debt expenses, offset by decreases in rent, directors fees and public company expenses.

Depreciation expense for the fiscal year ended November 30, 2025 was $70,603, an increase of $219, or less than 1%, as compared to $70,384 for the fiscal year ended November 30, 2024.

Other income for the fiscal year ended November 30, 2025 was $356,612, an increase of $24,909 as compared to $331,703 for the fiscal year ended November 30, 2024. We attribute the increase to income from investment in the acquisition of Treasury Bonds and notes issued by the United States Treasury.

Tax expense for the fiscal year ended November 30, 2025 was $474,301, an increase of $64,328 as compared to a tax expense of $409,973 for the fiscal year ended November 30, 2024. The changes result from our increase in net income for the 2025 period.

As a result of the foregoing, net income for the fiscal year ended November 30, 2025 was $1,136,713, compared to a net income of $825,677 for the fiscal year ended November 30, 2024.

Liquidity and Capital Resources

As of November 30, 2025 we had cash of $5,331,609, marketable securities in the amount of $8,438,017, and working capital of $20,763,574. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the fiscal year ended November 30, 2025, we had net cash flow provided by operating activities of $916,147, as compared to net cash flow provided by operating activities of $1,823,390 for the fiscal year ended November 30, 2024. . The decrease in cash flow from operating activities was primarily the result of decreased cash flows from accounts receivable, inventory and prepaid expenses as partially offset by an increase in net income, accrued expenses and non cash expenses including stock based compensation.

We had net cash flow used in investing activities of $(1,350,231) for the fiscal year ended November 30, 2025, as compared to net cash flow used in investing activities of $(3,830,496) for the fiscal year ended November 30, 2024. We attribute the change to reduced purchases by the Company of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury.

We had net cash flow used in financing activities of $138,000 during the fiscal year ended November 30, 2025 as compared to $0 provided by financing activities for the fiscal year ended November 30, 2024. We attribute the increase to the proceeds from the exercise of stock options.

As a result of the foregoing, the Company had a net decrease in cash of $(296,084) for the fiscal year ended November 30, 2025, as compared to a net decrease in cash of $(2,007,106) for the fiscal year ended November 30, 2024, but Marketable securities increased by more than $1.3M.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of November 30, 2025:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,369,528	367,033	590,113	412,382	-

Total obligations	$1,369,528	$367,033	$590,113	$412,382	$-

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

As of November 30, 2025 we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2025 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2025. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

During the quarter ended November 30, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors have a term of office of one year and were all reelected at the 2025 annual meeting of stockholders. In 2025, each director will be up for reelection for a term of one year to end at the next annual meeting of shareholders.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position
Ira Levy	69	Chief Executive Officer, Chief Financial Officer, President and Director
Steven J. Lubman	71	Vice President, Secretary, Treasurer and Director
Alan Plafker* (2)(3)	67	Director
Lawrence Chariton* (2)(3)	68	Director
Gary Jacobs* (1)(2)(3)	68	Director
Peter Levy* (1)(2)(3)	65	Director

*	Independent director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee

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

Board and Committee Meetings

During the fiscal year ended November 30, 2025, the Board held five meetings. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he served as a director), and (ii) the total number of meetings held by all committees of the Board on which he served (during the periods that he served on such committees). We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on November 25, 2025 and all of our directors attended such meeting.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Chariton, Plafker, Jacobs and Peter Levy, each of whom is an independent director of the Board. Mr. Jacobs serves as chairman of the Audit Committee. Our Board has determined that Mr. Jacobs is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee members are “independent” as that term is defined under the Nasdaq Stock Market Rules. During the fiscal year ended November 30, 2025, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is comprised of Peter Levy and Gary Jacobs, each of whom is an independent director. Mr. Levy serves as chairman of the Compensation Committee. During the fiscal year ended November 30, 2025, the Compensation Committee held two meetings.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Messrs. Chariton, Plafker, Peter Levy and Jacobs, each of whom is an independent director. Mr. Jacobs serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during the fiscal year ended November 30, 2025.

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

Surge Components, Inc.

95 East Jefryn Blvd.

Deer Park, New York 11729

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended November 30, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for the years ended November 30, 2025 and November 30, 2024:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Ira Levy	2025	330,000	165,000	-	-	50,378	545,378
President CEO and CFO	2024	320,000	80,625	32,250	-	65,890	498,765

Steven J. Lubman	2025	275,000	123,752	-	-	52,617	451,369
Vice President and Secretary	2024	266,667	172,115	-	-	49,545	488,327

(1)	Amounts in this column include payments for medical insurance, automobile allowance and life and personal insurance. With respect to Fiscal 2025, the amounts were comprised of the following items:

	Medical Insurance	Automobile Allowances	Life and Personal Insurance
Ira Levy	$19,904	$20,520	$9,954
Steven J. Lubman	$28,216	$15,000	$9,401

2025 Base Salary and Bonus

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

The bonus granted to the named executive officers for 2024, paid in 2025 was based on certain performance goals that were set prior to the year by the Compensation Committee and the executive, but ultimately the bonus is discretionary, as the Compensation Committee has the authority to make all final decisions regarding the amount and form of bonuses provided to the executive officers. For Mr. Levy, his target bonus amount is equal to fifty percent (50%) of his base salary, and Mr. Lubman’s target is equal to forty-five percent (45%) of his base salary.

In 2025 the Compensation Committee used four performance markers to guide their decisions regarding bonus amounts. The performance guidelines that were applicable to Messrs. Levy and Lubman’s bonuses for the 2024 year included individual performance goals, revenue growth, achieving the operating plan goals for specific divisions of the company, and achieving the operating plan for the company as a whole. Each performance guideline was generally intended to make up twenty-five percent of the potential bonus amount for each executive. Based upon the Company’s and the executives’ performance during the 2024 year, the Compensation Committee granted awards in 2025 that were approximately one hundred percent (100%) of the executives’ target award amount.

2025 Equity Compensation Awards

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

During the 2024 year, the Compensation Committee set a target amount of twenty percent (20%) of base salary for Mr. Levy and a target of fifteen percent (15%) of base salary for Mr. Lubman. Following the end of the 2024 year, the Compensation Committee determined that Messrs. Levy and Lubman should receive equity awards equal in value to twenty five percent (25%) and fifty percent (50%), respectively, of their target award amount. The Compensation Committee used the Company’s stock price of $2.20 on April 09, 2025 to convert the resulting cash award into 14,659 stock awards for Mr. Levy. The equity awards, if any, that will be granted to the named executive officers with respect to 2025 year performance will not be granted until the 2026 year, therefore they will be included in the compensation disclosures that we file for the 2026 year.

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

Outstanding Equity Awards at November 30, 2025

Name	Number of securities underlying options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ira Levy	40,000	40,000	3.55	03/15/2027
Steven Lubman	40,000	40,000	3.55	03/15/2027
Ira Levy	50,000	50,000	2.42	05/22/2030
Steven Lubman	50,000	50,000	2.42	05/22/2030

Director Compensation for Year Ending November 30, 2025

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended November 30, 2025. All compensation paid to our employee directors is included under the summary compensation table above. With respect to the 2025 fiscal year, the director compensation program consisted of a monthly cash fee of $3,000 per month, and $4,000 per month for a non-employee director that serves as the chairman of more than two committees on the Board of Directors. The non-employee directors are also eligible to receive equity awards, although there is no annual target amount set for the non-employee directors.

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

The following table sets forth as of February 21, 2026, information regarding the beneficial ownership of our common stock by: (i) each person known by the Company to be the beneficial owner of than five percent of the outstanding shares of common stock, (ii) each of our directors and officers and (iii) all officers and directors, as a group:

	Amount and Nature of		Percentage of
	Common Stock		Common Stock
	Beneficially		Beneficially
Name and address of Beneficial Owner(1)	Owned		Owned(2)
Ira Levy	1,434,946	(3)(6)	25.1%
Steven J. Lubman	1,161,952	(3)(6)	20.3%
Lawrence Chariton	222,573	(5)(7)	3.9%
Alan Plafker	76,334	(5)(7)	1.3%
Peter Levy	50,000	(7)	0.9%
Gary Jacobs	212,000	(4)(7)	3.7%
All directors and executive officers as a group (6 persons)	3,157,805		55.2%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Surge Components, Inc., 95 East Jefryn Boulevard, Deer Park, NY 11729.

(2)	Applicable percentage ownership is based on 5,716,792 shares of common stock outstanding as of February 21, 2026.

(3)	Includes 40,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(4)	Also includes 30,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(5)	Includes 20,000 shares issuable upon exercise of options with an exercise price of $3.55, which are exercisable within 60 days.

(6)	Includes 50,000 shares issuable upon exercise of options with an exercise price of $2.42, which are exercisable within 60 days.

(7)	Includes 30,000 shares issuable upon exercise of options with an exercise price of $2.20, which are exercisable within 60 days.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Surge and Challenge each lease their current executive offices from Great American Realty of Jefryn Blvd., LLC, an entity owned 50% by Ira Levy, our Chief Executive Officer, and President and Steven Lubman, our Vice President, Secretary and Treasurer. Our lease is through September 2030 and our annual rent payments were approximately $287,000 and $282,000 for Fiscal 2025 and Fiscal 2024, respectively.

Item 14. Principal Accounting Fees And Services

Fees Billed by Our Independent Registered Public Accounting Firm During Fiscal 2024 and 2025

The following table sets forth the aggregate fees billed to us for the fiscal years ended November 30, 2024 and 2025 by Seligson & Giannattasio, CPAs PC (PCAOB ID 759)

	2024	2025
Audit Fees(1)	$176,801	$185,600
Tax Fees(2)	$12,978	$13,610

(1)	Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in the fiscal year ending November 30, 2025.

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

SURGE COMPONENTS, INC.

Date: February 27, 2026	By:	/s/ Ira Levy
Ira Levy
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ira Levy
Ira Levy	February 27, 2026
Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Lubman
Steven J. Lubman	February 27, 2026
Vice President, Secretary, Treasurer and Director

/s/ Alan Plafker
Alan Plafker	February 27, 2026
Director

/s/ Lawrence Chariton
Lawrence Chariton	February 27, 2026
Director

/s/ Peter A. Levy
Peter A. Levy	February 27, 2026
Director

/s/ Gary M. Jacobs
Gary M. Jacobs	February 27, 2026
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Surge Components, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Components, Inc. and subsidiaries (the “Company”) as of November 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Valuation of Inventory Reserves

As described in Note B(4) to the financial statements, the Company maintains reserves for excess and obsolete inventory to reflect inventory at the lower of cost or net realizable value. As of November 30, 2025, inventory totaled $5,086,298 and included an allowance for inventory reserves of $415,054.

We identified the valuation of inventory reserves as a critical audit matter because management’s estimate involves significant judgment in evaluating historical sales activity, forecasted demand, excess quantities on hand, and the identification of obsolete or slow-moving inventory. Changes in these assumptions could have a significant effect on the recorded reserve.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventory reserves included, among others:

●	Evaluating the design and testing the operating effectiveness of controls over management’s process for estimating inventory reserves;

●	Observing physical inventory counts and inspecting inventory items for potential obsolescence or excess quantities;

●	Obtaining and analyzing inventory aging and historical sales data by part number;

●	Testing the mathematical accuracy of management’s reserve calculation;

●	Evaluating the reasonableness of management’s assumptions regarding slow-moving inventory by comparing historical sales trends and subsequent sales activity;

●	Comparing our independently developed expectation of required reserves to management’s recorded reserve.

During the audit, we identified differences related to the inventory reserve; however, these differences were not material to the financial statements.

/s/ Seligson & Giannattasio, CPAs PC

We have served as the Company’s auditor since 2002.

White Plains, New York

February 27, 2026

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 30, 2025	November 30, 2024

ASSETS
Current assets:
Cash	$5,331,609	$5,627,693
Marketable Securities	8,438,017	7,108,979
Accounts receivable - net of allowance for credit losses of $120,915 and $80,297	6,460,109	5,960,418
Inventory, net	5,086,298	5,000,707
Prepaid expenses and income taxes	460,289	290,401
Total current assets	25,776,322	23,988,198

Fixed assets – net of accumulated depreciation and amortization of $1,898,800 and $1,828,156	162,033	110,727
Operating lease right of use asset	918,387	1,050,445
Deferred income taxes	229,212	260,856
Other assets	34,299	34,299
Total assets	$27,120,253	$25,444,525

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	November 30, 2025	November 30, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,225,926	$3,344,952
Operating lease liabilities, current maturities	367,033	330,166
Accrued expenses and taxes	647,439	688,640
Accrued salaries	772,350	714,879
Total current liabilities	5,012,748	5,078,637
Operating lease liabilities net of current maturities	709,942	876,808
Total liabilities	5,722,690	5,955,445

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,716,792 and 5,582,783 shares issued and outstanding	5,715	5,581
Additional paid-in capital	18,401,747	17,725,520
Accumulated other comprehensive income – unrealized gain on marketable debt securities	185,739	85,330
Accumulated equity	2,804,352	1,672,639
Total shareholders’ equity	21,397,563	19,489,080

Total liabilities and shareholders’ equity	$27,120,253	$25,444,525

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended November 30,
	2025	2024
Net sales	$36,320,105	$31,211,139

Cost of goods sold	25,864,934	22,307,445

Gross profit	10,455,171	8,903,694

Operating expenses:
Selling and shipping expenses	2,906,782	2,739,994
General and administrative expenses	6,223,384	5,189,369
Depreciation and amortization	70,603	70,384
Total operating expenses	9,200,769	7,999,747

Income before other income and income taxes	1,254,402	903,947

Other income (expense):
Interest expense	-	-
Investment income	356,612	331,703

Other income (expense):	356,612	331,703

Income before income taxes	1,611,014	1,235,650

Income taxes	474,301	409,973

Net income	$1,136,713	$825,677
Dividends on preferred stock	5,000	5,000

Net income available to common shareholders	$1,131,713	$820,677

Net income per share available to common shareholders:

Basic	$.20	$.15
Diluted	$.20	$.14

Weighted Shares Outstanding:
Basic	5,662,042	5,580,949
Diluted	5,799,747	5,757,987

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2025	2024
Net income	$1,136,713	$825,677
Other comprehensive income:
Reclassification of realized gain on investment securities	-	(200)
Unrealized gain on marketable debt securities,net of tax	100,409	84,502

Net comprehensive income	$1,237,122	$909,979

See notes to Consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended November 30, 2024 and November 30, 2025

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2023	10,000	$10	5,577,698	$5,576	$17,710,525	$828	$851,962	$18,568,901

Preferred stock dividends	-	-	-	-	-	-	(5,000)	(5,000)

Issuance of shares as compensation	-	-	5,085	5	14,995	-	-	15,000

Stock option exercise	-	-	-	-	-	-	-	-

Charge in unrealized gain in available for sale debt securities	-	-	-	-	-	84,502	-	84,502

Net Income	-	-	-	-	-	-	825,677	825,677

Balance – November 30, 2024	10,000	10	5,582,783	5,581	17,725,520	85,330	1,672,639	19,489,080

Preferred stock dividends	-	-	-	-	-	-	(5,000)	(5,000)

Stock options awarded	-	-	-	-	538,361	-	-	538,361

Issuance of shares as compensation	-	-	14,659	15	32,235	-	-	32,250

Change in unrealized gain in available for sale debt securities	-	-	-	-	-	100,409	-	100,409

Stock option exercise	-	-	119,350	119	105,631	-	-	105,750

Net Income	-	-	-	-	-	-	1,136,713	1,136,713

Balance – November 30, 2025	10,000	$10	5,716,792	$5,715	$18,401,747	$185,739	$2,804,352	$21,397,563

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,136,713	$825,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,603	70,384
Gain on marketable securities	(348)	(200)
Deferred income taxes	31,644	(19,528)
Allowance for credit losses	40,618	956
Stock Compensation Expense	538,361	15,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(540,309)	136,037
Inventory	(85,591)	422,117
Prepaid expenses and income taxes	(169,847)	229,703
Other assets	2,059	18,804
Accounts payable	(119,026)	128,362
Accrued expenses	11,270	(3,922)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	916,147	1,823,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$(121,950)	$(10,991)
Acquisition of marketable securities	(2,883,281)	(5,949,505)
Proceeds from the sale of marketable securities	1,655,000	2,130,000
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,350,231)	$(3,830,496)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Year Ended November 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$138,000	$-

NET CASH FLOWS USED IN FINANCING ACTIVITIES	138,000	-

NET CHANGE IN CASH	(296,084)	(2,007,106)

CASH AT BEGINNING OF PERIOD	5,627,693	7,634,799

CASH AT END OF PERIOD	$5,331,609	$5,627,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$380,298	$353,806

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$5,000	$5,000

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $6,174,341 and $4,540,576 for the years ended November 30, 2025 and November 30, 2024 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $312,389 and $95,584 for the years ended November 30, 2025 and November 30, 2024 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $5,696,000 and $5,204,000 for the years ended November 30, 2025 and November 30, 2024 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at November 30, 2025 was $2,125,268. The Company, at November 30, 2025 has a reserve against slow moving and obsolete inventory of $415,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and cash. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At November 30, 2025 and November 30, 2024, the Company’s uninsured cash balances totaled $4,267,113 and $4,563,198, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the years ended November 30, 2025 and November 30, 2024.

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

(11) Fair Value Measurements and Fair Value of Financial Instruments:

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(11) Fair Value Measurements and Fair Value of Financial Instruments (continued):

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at November 30, 2025 and 2024.

	November 30, 2025			November 30, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$8,438,017	—	—	$7,108,979	—	—

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

The value of these marketable securities at November 30, 2025 and November 30, 2024 is as follows:

	November 30,	November 30,
	2025	2024
Cost	$8,252,278	$7,023,649
Gross unrealized gain	187,669	89,701
Gross unrealized loss	(1,930)	(4,371)
Fair value	$8,438,017	$7,108,979

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $3,469 and $2,747 for the years ended November 30, 2025, and November 30, 2024 respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(14) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at November 30, 2025 and November 30, 2024 totaled 607,295 and 282,962, respectively.

The following sets forth the computation of basic and Diluted earnings per share:

	Year Ended
	November 30, 2025	November 30, 2024
Numerator: Net income	$1,136,713	$825,677
Less: Preferred dividends	5,000	5,000
Net income available to common shareholders	$1,131,713	$820,677

Denominator:

Weighted average shares outstanding – Basic	5,662,042	5,580,949
Effect of convertible preferred stock	100,000	100,000
Effect of stock options	37,705	77,038

Weighted average shares outstanding – diluted	5,799,747	5,757,987

Basic earnings per share	$.20	$.15
Diluted earnings per share	$.20	$.14

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

(17) Segment information

The Company operates through two divisions, Surge and Challenge. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information for Surge and Challenge separately in order to assess performance and allocate resources.

Each division acquires and distributes substantially similar products that are sold to similar customer types and operate within the same economic environment. The divisions share similar production processes, distribution methods, and regulatory environments. Accordingly, although financial information is reviewed separately by the CODM, the Company has determined that Surge and Challenge meet the aggregation criteria under ASC 280, Segment Reporting, and are aggregated into a single reportable segment.

Because the Company has one reportable segment, segment disclosures required under ASC 280 consist of the following entity-wide disclosures. Revenue by geographic regions is reported in Note M. Long-lived assets are primarily located within the US and Hong Kong.

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	November 30,	November 30,
	2025	2024
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,142,385	1,078,985
Computer Equipment	589,262	530,712
Less-Accumulated Depreciation	(1,898,800)	(1,828,156)
Net Fixed Assets	$162,033	$110,727

Depreciation and amortization expense for the years ended November 30, 2025 and November 30, 2024 was $70,603 and $70,384, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of November 30, 2025, the balance on the Credit Line was $0. As of November 30, 2025, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	November 30,	November 30,
	2025	2024
Commissions	$253,898	$242,515
Preferred stock dividends	176,569	171,569
Other accrued expenses	216,972	274,556
	$647,439	$688,640

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,540,000 at November 30, 2025. Pension expense for the years ended November 30, 2025 and November 30, 2024 was $56,783 and $47,989, respectively.

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

Dividends aggregating $176,569 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due June 30, 2025. The Company has accrued these dividends. At November 30, 2025, there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of November 30, 2025.

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

 In November 2024, the Company adopted and the shareholders ratified, the 2024 Incentive Stock Plan (“2024 Stock Plan”). The 2024 Stock Plan provides for the grant of options to officers, employees, directors or consultants to the Company to purchase an aggregate of 1,000,000 common shares. No grants were made under the 2024 Plan in 2024.

In April 2025, a total of 14,659 shares were issued to one of the Company’s officers as part of his bonus compensation under the 2015 stock plan. The Company recorded a cost of $32,250 relating to the issuance of these shares in the second quarter ended May 31, 2025.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] Incentive Stock Plans (continued)

In May 2025, the Company granted stock options from the 2024 Incentive Stock Plan to (a) four non-employee directors to each purchase 30,000 shares of common stock, at an exercise price of $2.20 per share, the closing market price of the common stock on the date of the grant which vest immediately and expire five years from the grant date; (b) two Company officers to each purchase 50,000 shares of common stock, at an exercise price of $2.42 per share, one hundred and ten percent of the market price of the common stock on the date of the grant: (c) seventeen employees to purchase 285,000 shares of the Company’s common stock at an exercise price of $2.20, the closing market price of the common stock on the date of the grant A total of 160,000 of these options vest immediately, 115,000 options will vest over a two year period and 10,000 options vest over a three year period and all options discussed herein will expire in five years from the date of grant. The Company recorded a cost of $538,361 related to the granting of these options in 2025

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

Year Ended
November 30, 2025

Expected volatility	65%
Expected term	5 years
Risk-free interest rate	4.11%
Expected dividend yield	0.00%

The Company estimates volatility using historical volatility of its common stock

Activity in the Company’s stock plans for the period ended November 30, 2025 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2024	340,000	$2.59
Options issued in the fiscal year ended November 30, 2025	505,000	$2.25
Options exercised in the fiscal year ended November 30, 2025	(185,000)	$1.41
Options cancelled in the fiscal year ended November 30, 2025	(15,000)	$1.41
Options outstanding at November 30, 2025	645,000	$2.59
Options exercisable at November 30, 2025	645,000	$2.68

The intrinsic value of the exercisable options at November 30, 2025 totaled $434,000. At November 30, 2025 the weighted average remaining life of the stock options is 3.64 years. At November 30, 2025, the unrecognized compensation cost related to the stock options granted under the plan totaled $101,289.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE H– INCOME TAXES (Continued)

The Company’s deferred income taxes are comprised of the following:

	November 30,	November 30,
	2025	2024
Deferred Tax Assets
Depreciation	$35,837	$43,847
Allowance for bad debts	27,264	17,493
Inventory	68,696	84,450
Facilities rental	40,876	39,668
Other	56,539	75,398

Total deferred tax assets	229,212	260,856
Valuation allowance	-	-
Deferred Tax Assets	$229,212	$260,856

A valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Years Ended
	November 30, 2025	November 30, 2024
Current:
Federal	$335,985	$301,928
States	106,672	127,573
	442,657	429,501

Deferred:
Federal	22,784	(14,912)
States	8,860	(4,616)
	31,644	(19,528)
Provision for income taxes	$474,301	$409,973

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Years ended
	November 30,	November 30,
	2025	2024
U.S Federal Income tax statutory rate	21%	21%
State income taxes	8%	9%
Other	0%	3%
Effective tax rate	29%	33%

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the year ended November 30, 2025, and increase at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at November 30, 2025 are as follows:

Twelve Months Ended November 30,
2026	$367,033
2027	371,241
2028	218,872
2029	223,250
2030	189,132
2031 and after	-
$1,369,528
Less interest portion	292,553
Present value of lease liabilities	1,076,975
Current portion	367,033
Noncurrent portion	$709,942

Net rental expense for the years ended November 30, 2025 and November 30, 2024 were $437,913 and $452,019 respectively, of which $286,937 and $282,894 respectively, was paid to the Related Company.

The remaining weighted average lease term is 4.48 years at November 30, 2025. The weighted average discount rate is 5.14% at November 30, 2025.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 18% and 14% of net sales for the year ended November 30, 2025 and two customers who accounted for 19% and 15% of net sales for the year ended November 30, 2024. The Company had two customers who accounted for 29% and 12% of accounts receivable at November 30, 2025 and one customer who accounted for 34% of accounts receivable at November 30, 2024.

NOTE L – MAJOR SUPPLIERS

During the years ended November 30, 2025 and November 30, 2024 there was one foreign supplier accounting for 28% and 28% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the year ended November 30, 2025, the Company purchased 30% of its products from Taiwan, 19% from Hong Kong, 47% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Years Ended
	November 30,	November 30,
	2025	2024
Canada	3,952,515	3,563,825
China	10,637,067	8,577,535
Other Asian Countries	1,217,543	773,311
South America	75,520	86,193
Europe	2,483,586	1,459,678
Mexico	33,540	43,860

Revenues are attributed to countries based on location of customer.

NOTE N - RECENT TAX LEGISLATION

On July 4, 2025, the President signed into law the “One Big Beautiful Bill” (OBBB), which makes significant changes to U.S. federal corporate income tax laws. The legislation is generally effective for tax years beginning after December 31, 2024. Because the Company’s fiscal year ends November 30, 2025, the enactment date falls within the current fiscal year.

As a result, the Company’s fiscal 2025 federal income tax provision is subject to blended rules. In accordance with Internal Revenue Code Section 15, taxable income for the fiscal year ending November 30, 2025 will be prorated between the portion of the year before January 1, 2025 and the portion after that date, with the applicable tax rates and provisions applied to each period.

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

In accordance with ASC 740, the Company remeasured its deferred tax assets and liabilities as of July 4, 2025, the date of enactment, to reflect the new tax rates and provisions. The effect of this remeasurement has been recorded in the income tax expense for the year ended November 30, 2025 and was not material.