Form 10-Q
period 2026-02-28
SURGE COMPONENTS INC
filed 2026-04-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

The registrant’s common stock outstanding as of April 11, 2026, was 5,716,792 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28, 2026	November 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$6,448,930	$5,331,609
Marketable Securities	8,363,700	8,438,017
Accounts receivable - net of allowance for credit losses of $120,915 and $120,915	5,807,866	6,460,109
Inventory, net	4,969,387	5,086,298
Prepaid expenses and income taxes	214,378	460,289
Total current assets	25,804,261	25,776,322

Fixed assets – net of accumulated depreciation and amortization of $1,909,591 and $1,898,800	151,242	162,033
Operating lease right of use asset	988,582	918,387
Deferred income taxes	303,701	229,212
Other assets	34,299	34,299
Total assets	$27,282,085	$27,120,253

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	February 28, 2026	November 30, 2025
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,476,282	$3,225,926
Operating lease liabilities, current maturities	368,083	367,033
Accrued expenses and taxes	661,337	647,439
Accrued salaries	663,623	772,350
Total current liabilities	5,169,325	5,012,748
Operating lease liabilities net of current maturities	780,353	709,942
Total liabilities	5,949,678	5,722,690

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,716,792 and 5,716,792 shares issued and outstanding	5,715	5,715
Additional paid-in capital	18,421,154	18,401,747
Accumulated other comprehensive income – unrealized gain on marketable debt securities	137,951	185,739
Accumulated equity	2,767,577	2,804,352
Total shareholders’ equity	21,332,407	21,397,563

Total liabilities and shareholders’ equity	$27,282,085	$27,120,253

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Net sales	$8,193,907	$7,231,738

Cost of goods sold	5,785,498	5,186,036

Gross profit	2,408,409	2,045,702

Operating expenses:
Selling and shipping expenses	834,180	653,367
General and administrative expenses	1,721,278	1,379,262
Depreciation and amortization	10,791	15,617
Total operating expenses	2,566,249	2,048,246

Loss before other income and income taxes	(157,840)	(2,544)

Other income (expense):
Interest expense	-	-
Investment income	104,297	124,966

Other income (expense):	104,297	124,966

Income (loss) before income taxes	(53,543)	122,422

Income taxes (benefit)	(19,268)	65,066

Net (loss) income	$(34,275)	$57,356
Dividends on preferred stock	2,500	2,500

Net (loss) income available to common shareholders	$(36,775)	$54,856

Net (loss) income per share available to common shareholders:

Basic	$(.01)	$.01
Diluted	$(.01)	$.01

Weighted Shares Outstanding:
Basic	5,716,792	5,582,783
Diluted	5,716,792	5,747,420

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (loss)

(Unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Net (loss) income	$(34,275)	$57,356
Other comprehensive income:
Reclassification of realized gain on investment securities	-	-
Unrealized (loss) gain on marketable debt securities,net of tax	(47,788)	44,812
Net comprehensive (loss) income	$(82,063)	$102,168

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Three months ended February 28, 2025 and February 28, 2026

	Series C Preferred		Common		Additional Paid-In	Other Comprehensive	Accumulated Equity
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Total
Balance – December 1, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$85,330	$1,672,639	$19,489,080
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Change in unrealized gain on marketable securities	-	-	-	-	-	44,812	-	44,812
Stock option exercise	-	-	-	-	-	-	-	-
Net (loss) income	-	-	-	-	-	-	57,356	57,356
Balance – February 28, 2025	10,000	$10	5,582,783	$5,581	$17,725,520	$130,142	$1,727,495	$19,588,748

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2025	10,000	$10	5,716,792	$5,715	$18,401,747	$185,739	$2,804,352	$21,397,563
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Issuance of shares as compensation	-	-	-	-	-	-	-	-
Change in unrealized gain on marketable securities						(47,788)		(47,788)
Stock option compensation	-	-	-	-	19,407	-	-	19,407
Net loss	-	-	-	-	-	-	(34,275)	(34,275)
Balance – February 28, 2026	10,000	$10	5,716,792	$5,715	$18,421,154	$137,951	$2,767,577	$21,332,407

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,275)	$57,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,791	15,617
Gain on marketable securities	(230)
Deferred income taxes	(74,489)	(19,519)
Allowance for credit losses	-	735
Stock Compensation Expense	19,407	-

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	652,243	516,846
Inventory	116,911	(261,137)
Prepaid expenses and income taxes	245,911	89,366
Other assets	1,266	(3,054)
Accounts payable	250,356	(189,869)
Accrued expenses	(97,329)	(330,619)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,090,562	(124,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$-	$(6,135)
Acquisition of marketable securities	(656,241)	(2,075,440)
Proceeds from the sale of marketable securities	683,000	450,000
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$26,759	$(1,631,575)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended
	February 28, 2026	February 28, 2025
CASH FLOWS FROM FINANCING ACTIVITIES:
	$-	$-

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	1,117,321	(1,755,853)

CASH AT BEGINNING OF PERIOD	5,331,609	5,627,693

CASH AT END OF PERIOD	$6,448,930	$3,871,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$11,170	$23,490

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500
Operating lease assets and liabilities	$146,601	$-

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the three months ended February 28, 2026 and February 28, 2025 may not be representative of those for the full fiscal year or any future periods.

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

For direct shipments, revenue is recognized when product is shipped from the Company’s supplier. The Company has a long term supply agreement with one of our suppliers. The Company purchases the merchandise from the supplier and has the supplier directly ship to the customer through a freight forwarder. Title passes to customer upon the merchandise being received by a freight forwarder. Direct shipments were approximately $1,094,000 and $1,116,000 for the three months ended February 28, 2026 and February 28, 2025 respectively.

The Company also acts as a sales agent to certain customers in North America for one of its suppliers. The Company reports these commissions as revenues in the period earned. Commission revenue totaled $5,129 and $84,198 for the three months ended February 28, 2026 and February 28, 2025 respectively.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company and its subsidiaries currently have agreements with several distributors. There are no provisions for the granting of price concessions in any of the agreements. Revenues under these distribution agreements were approximately $1,006,000 and $1,200,000 for the three months ended February 28, 2026 and February 28, 2025 respectively.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at February 28, 2026 was $398,808. The Company, at February 28, 2026, has a reserve against slow moving and obsolete inventory of $415,054. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At February 28, 2026 and November 30, 2025, the Company’s uninsured cash balances and marketable securities totaled $5,384,434 and $4,267,113, respectively. The increase in cash balances is due to an increase in cash generated from the Company’s operations.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the three months ended February 28, 2026 and February 28, 2025.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(11) Fair Value Measurements and Fair Value of Financial Instruments (Continued):

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at February 28, 2026 and November 30, 2025.

	February 28, 2026			November 30, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$8,363,700	—	—	$8,438,017	—	—

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

The value of these marketable securities at February 28, 2026 and November 30, 2025 is as follows:

	February 28,	November 30,
	2026	2025
Cost	$8,225,749	$8,252,278
Gross unrealized gain	151,464	187,669
Gross unrealized loss	(13,513)	(1,930)
Fair value	$8,363,700	$8,438,017

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,110 and $902 for three months ended February 28, 2026 and February 28, 2025 respectively.

(14) Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the periods presented in which the Company incurred a net loss, all potentially dilutive securities, including stock options and convertible preferred stock, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share are the same for those periods.

Total potentially dilutive shares excluded from diluted weighted-average shares outstanding at February 28, 2026 and February 28, 2025 were 745,000 and 295,363, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(14) Earnings Per Share (continued):

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 28, 2026	February 28, 2025
Numerator:

Net (loss) Gain	$(34,275)	$57,356
Less: Preferred dividends	2,500	2,500
Net (Loss) income available to common shareholders	$(36,775)	$54,856

Denominator:

Weighted average shares outstanding – basic	5,716,792	5,582,783
Effect of convertible preferred stock	-	100,000
Effect of stock options	-	64,637

Weighted average shares outstanding – diluted	5,716,792	5,747,420

Basic earnings per share	$(.01)	$.01
Diluted earnings per share	$(.01)	$.01

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	February 28,	November 30,
	2026	2025
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,142,385	1,142,385
Computer Equipment	589,262	589,262
Less-Accumulated Depreciation	(1,909,591)	(1,898,800)
Net Fixed Assets	$151,242	$162,033

Depreciation and amortization expense for the three months ended February 28, 2026 and February 28, 2025 was $10,791 and $15,617, respectively.

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of February 28, 2026, the balance on the Credit Line was $0. As of February 28, 2026, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	November 30,
	2026	2025
Commissions	$259,641	$253,898
Preferred stock dividends	179,069	176,569
Other accrued expenses	222,627	216,972
	$661,337	$647,439

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,540,000 at November 30, 2025. Pension expense for the three months ended February 28, 2026 and February 28, 2025 was $15,133 and $16,239, respectively.

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

Dividends aggregating $179,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2025. The Company has accrued these dividends. At February 28, 2026 there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of February 28, 2026.

[2] Incentive Stock Plan

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

In November 2024, the Company adopted and the shareholders ratified, the 2024 Incentive Stock Plan (“2024 Stock Plan”). The 2024 Stock Plan provides for the grant of options and stock grants to officers, employees, directors or consultants to the Company in the aggregate of 1,000,000 common shares. No grants were made under the 2024 Plan in the quarter ended February 28, 2026 and 2025.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE G – SHAREHOLDERS’ EQUITY (Continued)

[2] Incentive Stock Plan (continued)

In April 2025, a total of 14,659 shares were issued to one of the Company’s officers as part of his bonus compensation under the 2015 stock plan. The Company recorded a cost of $32,250 relating to the issuance of these shares in the second quarter ended May 31, 2025.

In May 2025, the Company granted stock options from the 2024 Incentive Stock Plan to (a) four non-employee directors to each purchase 30,000 shares of common stock, at an exercise price of $2.20 per share, the closing market price of the common stock on the date of the grant which vest immediately and expire five years from the grant date; (b) two Company officers to each purchase 50,000 shares of common stock, at an exercise price of $2.42 per share, one hundred and ten percent of the market price of the common stock on the date of the grant: (c) seventeen employees to purchase 285,000 shares of the Company’s common stock at an exercise price of $2.20, the closing market price of the common stock on the date of the grant A total of 160,000 of these options vest immediately, 115,000 options will vest over a two year period and 10,000 options vest over a three year period and all options discussed herein will expire in five years from the date of grant. The Company recorded a cost of $538,361 related to the granting of these options in 2025, and a cost of $19,407 in the first quarter of 2026.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

Three Months Ended
February 28, 2026

Expected volatility	65%
Expected term	5 years
Risk-free interest rate	4.11%
Expected dividend yield	0.00%

The Company estimates volatility using historical volatility of its common stock.

Activity in the Company’s stock plans for the period ended February 28, 2026 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2025	645,000	$2.68
Options issued in the three months ended February 28, 2026	-	$-
Options exercised in the three months ended February 28, 2026	-	$-
Options cancelled in the three months ended February 28, 2026	-	$-
Options outstanding at February 28, 2026	645,000	$2.68
Options exercisable at February 28, 2026	645,000	$2.68

The intrinsic value of the exercisable options at February 28, 2026 totaled $314,000. At February 28, 2026, the weighted average remaining life of the stock options is 3.39 years. At February 28, 2026, unrecognized compensation costs related to the stock options granted under the plan totaled $81,881.

[3] Compensation of Directors

Compensation for each non-employee director is $3,000 per month (and $4,000 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors). In April 2026, the Board approved an increase in the compensation for each non-employee director to $3,300 per month (and $4,400 per month for a non-employee director that serves as the chairman of more than two committees of the Board of Directors).

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

The Company’s deferred income taxes are comprised of the following:

	February 28,	November 30,
	2026	2025
Deferred Tax Assets
Depreciation	$36,107	$35,837
Allowance for bad debts	27,264	27,264
Inventory	68,696	68,696
Facilities rental	40,651	40,876
Other Accrued Accounts	130,983	56,539

Total deferred tax assets	303,701	229,212
Valuation allowance	-	-
Deferred Tax Assets	$303,701	$229,212

A valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Three Months Ended
	February 28, 2026	February 28, 2025
Current:
Federal	$25,328	$66,822
States	29,893	17,763
	55,221	84,585

Deferred:
Federal	(53,622)	(15,420)
States	(20,857)	(4,099)
	(74,489)	(19,519)
Provision for income taxes	$(19,268)	$65,066

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Three Months Ended
	February 28,	February 28,
	2026	2025
U.S Federal Income tax statutory rate	(21)%	21%
State income taxes	(5)%	5%
Other-primarily state franchise taxes	(10)%	27%
Effective tax rate	(36)%	53%

State franchise taxes include taxes not based on income and taxes based on income for entities filing separate income tax returns for state filing purposes. The effect of foreign income taxes has not been presented as the amount is not material.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Annual minimum rental payments to the Related Company approximated $194,000 for the three months ended February 28, 2026, and increase at the rate of two per cent per annum throughout the lease term.

Pursuant to the lease agreement, lease expense recognized in operations differs from cash lease payments due to scheduled rent increases. Lease expense is recognized on a straight-line basis over the lease term. The difference between cash payments and lease expense is reflected in the carrying amount of the Company’s operating lease right-of-use asset

The Company has a lease to rent office space and a warehouse in Hong Kong through November 2027. Annual minimum rental payments for this space are approximately $77,097.

The Company has a lease to rent additional warehouse space in Hong Kong through November 30, 2027. Annual minimum rental payments for this space are approximately $79,564.

The Company’s future minimum rental commitments at February 28, 2026 are as follows:

Twelve Months Ended February 28,
2026	$368,083
2027	372,311
2028	219,962
2029	224,362
2030	132,392
2031 and after	-
$1,317,110
Less interest portion	168,674
Present value of lease liabilities	1,148,436
Current portion	368,083
Noncurrent portion	$780,353

Net rental expense for the three months ended February 28, 2026 and February 28, 2025 were $112,933 and $106,048 respectively, of which $72,591 and $73,509 respectively, was paid to the Related Company.

The remaining weighted average lease term is 4.24 years at February 28, 2026. The weighted average discount rate is 5.14 % at February 28, 2026.

NOTE J – EMPLOYMENT AND OTHER AGREEMENTS

In February 2016, the Company entered into revised employment agreements with two officers of the Company. Pursuant to these agreements, the base salary for one officer is $330,000 and the base salary for the other officer is $275,000. The agreements continue until terminated by either party. In April 2026, the employment agreements for Ira Levy and Steven Lubman were amended to increase the base salary to $363,000 and $302,500, respectively.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 20% and 12% of net sales for the three months ended February 28, 2026 and two customers who accounted for 18% and 17% of net sales for the three months ended February 28, 2025. The Company had one customer who accounted for 36% of accounts receivable at February 28, 2026 and one customer who accounted for 34% of accounts receivable at February 28, 2025.

NOTE L – MAJOR SUPPLIERS

During the three months ended February 28, 2026 and February 28, 2025 there was one foreign supplier accounting for 25% and 27% of total inventory purchased.

The Company purchases substantially all of its products overseas. For the three months ended February 28, 2026, the Company purchased 29% of its products from Taiwan, 18% from Hong Kong, 45% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Three Months Ended
	February 28,	February 28,
	2026	2025
Canada	713,360	747,641
China	2,565,533	2,078,411
Other Asian Countries	291,937	137,011
South America	2,085	35,011
Europe	612,237	398,869

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $5,129 and $84,198 for the three months ended February 28, 2026 and February 28, 2025 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business. The Surge sales division has a sales and marketing office and warehouse in Hong Kong and for these reasons, we established Surge Ltd., our Hong Kong subsidiary. The Surge divisions regional sales in their Europe office are growing well throughout the entire European continent and management looks forward to their continued growth. The Challenge Electronics sales division is in the process of opening up a sales and marketing office in Europe as well. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. The Challenge Electronics division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling only commodity products to also selling more customized products. Management is cautiously optimistic about continued growth in 2026 but expects 2026 to be a period of continued challenge, in regard to inflation and general economic conditions, in maintaining consistent flow of products during shortages of certain products. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of some raw materials has continued to increase, therefore our costs have increased. In some cases the customers will accept the increase while in others, the Company absorbs the cost increase. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract high performing sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs, tariffs, and longer travel times and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company, although less now than previously. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Challenging economic conditions could have a negative impact on sales into 2027. The combination of possible disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China or Iran that would cause us business disruption. For example, many of the Company’s factory partners have opened production facilities outside of China. The current U.S. conflict with Iran also carries challenges in the cost of products and general global supply. As there are many challenges in this complicated and competitive market, there are also many great opportunities that the Company is involved in. Therefore continues to seek opportunities for growth in 2026 and beyond.

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

Results of Operations

Consolidated net sales for the three months ended February 28, 2026 increased by $962,169 or 13.3%, to $8,193,907 as compared to net sales of $7,231,738 for the three months ended February 28, 2025. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers. Net sales for the three months ended February 28, 2026 and February 28, 2025 reflect $165,574 and $173,081, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the three months ended February 28, 2026 increased by $362,707 to $2,408,409, or 17.7%, as compared to $2,045,702 for the three months ended February 28, 2025. Gross margin as a percentage of net sales increased to 29.4% for the three months ended February 28, 2026 compared to 28.3% for the three months ended February 28, 2025. The increase in gross profit and gross profit as a percentage of sales can be attributed to the increase in sales volume and to certain products being sold at a higher profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products, and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company, because they can help the Company become an approved supplier at the customers they manufacture for, and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. The Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018 as well as new tariffs that went into effect as of February 4, 2025. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. However, there can be no assurance that we will be able to pass along the new costs or the effects if any it will have on our revenue in the future.

Selling and shipping expenses for the three months ended February 28, 2026 was $834,180, an increase of $180,813, or 27.7%, as compared to $653,367 for three months ended February 28, 2025. We attribute the increase to increases in selling expenses such as commission expenses and sales payroll, due to the hiring of additional sales personnel and travel and entertainment expenses offset by decreases in advertising expenses..

General and administrative expenses for the three months ended February 28, 2026 was $1,721,278, an increase of $342,016, or 24.8%, as compared to $1,379,262 for the three months ended February 28, 2025. The increase is due primarily to increases in salaries and related payroll tax due to the hiring of additional staff.as well as rent, professional fees expenses, as well as office and public company expenses, partially offset by decreases in bank charge expenses.

Depreciation expense for the three months ended February 28, 2026 was $10,791, a decrease of $4,826, or 30.9%, as compared to $15,617 for the three months ended February 28, 2025.

Other income for the three months ended February 28, 2026 was $104,297, a decrease of $20,669 as compared to $124,966 for the three months ended February 28, 2025. We attribute the decrease to a reduction in income from investment in bonds and notes issued by the United States Treasury.

Tax expense for the three months ended February 28, 2026 was $(19,268), a decrease of $84,334 as compared to a tax expense of $65,066 for the three months ended February 28, 2025. The changes result from our decrease in net income for the fiscal 2026 period.

As a result of the foregoing, the net loss for the three months ended February 28, 2026 was $(34,275), compared to a net income of $57,356 for the three months ended February 28, 2025.

Liquidity and Capital Resources

As of February 28, 2026 we had cash of $6,448,930, marketable securities of $8,363,700, and working capital of $20,634,936. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the three months ended February 28, 2026, we had net cash flow provided by operating activities of $1,090,562, as compared to net cash flow used in operating activities of $(124,278) for the three months ended February 28, 2025. The increase in cash flow from operating activities was primarily the result of increased cash flows from reduced accounts receivable, accounts payable, inventory and prepaid expenses as partially offset by net loss and a smaller decrease in cash flows from accrued expenses in 2026.

We had net cash flow provided by investing activities of $26,759 for the three months ended February 28, 2026, as compared to net cash flow used in investing activities of $(1,631,575) for the three months ended February 28, 2025. We attribute the change to reduced purchases by the Company of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury in the current period..

We had no net cash flow from financing activities during each of the three months ended February 28, 2026 and 2025.

As a result of the foregoing, the Company had an increase in cash of $1,117,321 for the three months ended February 28, 2026, as compared to a net decrease in cash of $1,755,853 for the three months ended February 28, 2025.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of February 28, 2026:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,317,110	368,083	592,273	356,754	-

Total obligations	$1,317,110	$368,083	$592,273	$356,754	$-

Inflation

In the past two fiscal years, inflation has not had a significant impact on our business. The Company has been able to pass along increases in purchasing costs to its customers. Any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2026 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended February 28, 2026 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: April 14, 2026	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)