Form 10-Q
period 2026-05-31
SURGE COMPONENTS INC
filed 2026-07-14
CIK 747540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

The registrant’s common stock outstanding as of July 10, 2026, was 5,735,922 shares of common stock. The registrant’s common stock trades on the OTC Markets under the stock symbol “SPRS.”

SURGE COMPONENTS, INC

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2026	November 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$5,231,528	$5,331,609
Marketable Securities	9,800,386	8,438,017
Accounts receivable - net of allowance for credit losses of $120,915 and $120,915	6,590,410	6,460,109
Inventory, net	4,933,807	5,086,298
Prepaid expenses and income taxes	425,770	460,289
Total current assets	26,981,901	25,776,322

Fixed assets – net of accumulated depreciation and amortization of $1,915,420 and $1,898,800	155,633	162,033
Operating lease right of use asset	914,839	918,387
Deferred income taxes	270,020	229,212
Other assets	34,299	34,299
Total assets	$28,356,692	$27,120,253

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

	May 31, 2026	November 30, 2025
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,228,270	$3,225,926
Operating lease liabilities, current maturities	369,131	367,033
Accrued expenses and taxes	641,609	647,439
Accrued salaries	648,534	772,350
Total current liabilities	5,887,544	5,012,748
Operating lease liabilities net of current maturities	702,991	709,942
Total liabilities	6,590,535	5,722,690

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.001 par value, 5,000,000 shares authorized:
Series C–100,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, redeemable, convertible, and a liquidation preference of $5 per share	10	10
Series D – 75,000 shares authorized, none issued or outstanding, voting, convertible, redeemable.
Common stock - $.001 par value, 50,000,000 shares authorized, 5,735,922 and 5,716,792 shares issued and outstanding	5,734	5,715
Additional paid-in capital	18,506,542	18,401,747
Accumulated other comprehensive income – unrealized gain on marketable debt securities	81,736	185,739
Retained Earnings	3,172,135	2,804,352
Total shareholders’ equity	21,766,157	21,397,563

Total liabilities and shareholders’ equity	$28,356,692	$27,120,253

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2026	2025	2026	2025
Net sales	$17,555,601	$16,148,463	$9,361,694	$8,916,725

Cost of goods sold	12,256,869	11,414,358	6,471,371	6,228,322

Gross profit	5,298,732	4,734,105	2,890,323	2,688,403

Operating expenses:
Selling and shipping expenses	1,722,191	1,332,219	888,011	678,852
General and administrative expenses	3,259,082	3,308,703	1,537,804	1,929,441
Depreciation and amortization	16,620	35,079	5,829	19,462

Total operating expenses	4,997,893	4,676,001	2,431,644	2,627,755

Income before other income (expense) and income taxes	300,839	58,104	458,679	60,648

Other income (expense):

Investment income	212,734	183,330	108,437	58,364

Other income (expense)	212,734	183,330	108,437	58,364

Income before income taxes	513,573	241,434	567,116	119,012

Income taxes	143,290	66,114	162,558	1,048

Net income	370,283	175,320	404,558	117,964
Dividends on preferred stock	2,500	2,500	-	-

Net income available to common shareholders	$367,783	$172,820	$404,558	$117,964

Net income per share available to common shareholders:

Basic	$.06	$.03	$.07	$.02
Diluted	$.06	$.03	$.07	$.02

Weighted Shares Outstanding:

Basic	5,724,465	5,616,388	5,731,971	5,649,263
Diluted	5,981,635	5,721,324	5,989,141	5,754,199

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2026	2025	2026	2025
Net Income	370,283	175,320	404,558	117,964
Other comprehensive income:	-	-	-	-
Unrealized (loss) gain on marketable debt securities net of tax	(104,003)	42,384	(56,215)	(2,428)
Net comprehensive income	$266,280	$217,704	$348,343	$115,536

See notes to consolidated financial statements

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity-unaudited

Six months ended May 31, 2025 and May 31, 2026

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2024	10,000	$10	5,582,783	$5,581	$17,725,520	$85,330	$1,672,639	$19,489,080
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Stock options awarded					499,547			499,547
Issuance of shares as compensation	-	-	14,659	15	32,235	-	-	32,250
Change in unrealized gain on marketable securities						42,384		42,384
Stock option exercise	-	-	109,290	109	105,641	-	-	105,750
Net Income	-	-	-	-	-	-	175,320	175,320
Balance – May 31, 2025	10,000	$10	5,706,732	$5,705	$18,362,943	$127,714	$1,845,459	$20,341,831

	Series C Preferred		Common		Additional Paid -In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Equity	Total
Balance – December 1, 2025	10,000	$10	5,716,792	$5,715	$18,401,747	$185,739	$2,804,352	$21,397,563
Preferred stock dividends	-	-	-	-	-	-	(2,500)	(2,500)
Change in unrealized gain on marketable securities						(104,003)		(104,003)
Stock based compensation	-	-	19,130	19	104,795	-	-	104,814
Net Income	-	-	-	-	-	-	370,283	370,283
Balance – May 31, 2026	10,000	$10	5,735,922	$5,734	$18,506,542	$81,736	$3,172,135	$21,766,157

See notes to consolidated financial statements.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2026	May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370,283	$175,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,620	35,079
Gain on marketable securities	(230)	42,384
Deferred income taxes	(40,808)	15,010
Allowance for credit losses	-	19,454
Stock Compensation Expense	104,814	531,797

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(130,301)	(150,342)
Inventory	152,491	(595,752)
Prepaid expenses and income taxes	34,519	(232,530)
Other assets	(1,305)	831
Accounts payable	1,002,344	664,348
Accrued expenses	(132,146)	(420,242)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,376,281	85,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	$(10,220)	$(114,057)
Acquisition of marketable securities	(4,219,142)	(2,320,651)
Proceeds from the sale of marketable securities	2,753,000	630,000
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,476,362)	$(1,804,708)

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended
	May 31, 2026	May 31, 2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$-	$105,750

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	105,750

NET CHANGE IN CASH	(100,081)	(1,613,601)

CASH AT BEGINNING OF PERIOD	5,331,609	5,627,693

CASH AT END OF PERIOD	$5,231,528	$4,014,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$207,876	$271,972

Interest paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on preferred stock	$2,500	$2,500
Operating lease assets and liabilities	$146,601	$-

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

The accompanying interim consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10Q for interim financial reporting and the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments are of a normal recurring nature and all disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these interim consolidated financial statements for the six months ended May 31, 2026 and May 31, 2025 may not be representative of those for the full fiscal year or any future periods.

(2) Accounts Receivable:

Trade accounts receivables are recorded at the net invoice value net of the allowance for credit losses in the consolidated balance sheet and are not interest bearing. The Company considers receivables past due based on the payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectability is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Based on the Company’s operating history and customer base, bad debts to date have not been material. Payment terms vary from customer to customer and range from 15 days to 120 days.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which the Company adopted effective December 1, 2017 using the modified retrospective transition method with no cumulative adjustment to opening equity.

The Company recognizes revenue in accordance with the five-step model under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue when, or as, a performance obligation is satisfied.

The Company’s contracts with customers are primarily standard purchase orders for the sale of electronic components. Each purchase order gives rise to a single performance obligation — delivery of the specified products — which is satisfied at a point in time when control of the goods transfers to the customer. For products shipped from the Company’s warehouse, control transfers upon shipment. For direct shipments, where the Company arranges for a supplier to ship product directly to the customer through a freight forwarder, control transfers when the product is received by the freight forwarder. The transaction price is the invoiced amount, which is fixed at the time of the order.

The Company also acts as a sales agent for certain customers purchasing directly from one of its suppliers. In these arrangements, the Company has determined it is acting as an agent rather than a principal because it does not control the specified goods before they are transferred to the customer. Accordingly, commission revenue is recognized on a net basis in the period earned. Commission revenue totaled $24,462 and $203,019 for the six months ended May 31, 2026 and May 31, 2025, respectively.

Direct shipment revenues were approximately $2,925,000 and $2,639,000 for the six months ended May 31, 2026 and May 31, 2025, respectively. Revenues under distribution agreements were approximately $2,030,000 and $2,797,000 for the six months ended May 31, 2026 and May 31, 2025, respectively.

The Company has entered into arrangements with certain subcontractor customers that provide for periodic cost reductions in the form of rebates of 5% of applicable sales. These rebates represent variable consideration under ASC 606. The Company estimates the amount of variable consideration using the most likely amount method and reduces the transaction price accordingly. Cooperative advertising arrangements with distributors are similarly treated as a reduction of the transaction price. These amounts have not been material to date.

The Company performs ongoing credit evaluations of its customers. Payment terms vary by customer and range from 15 to 120 days. The Company does not have significant financing components in its contracts. No contract assets or contract liabilities were recorded as of May 31, 2026 or November 30, 2025, as the Company’s performance obligations are satisfied at or near the time payment becomes due.

(4) Inventories:

Inventories, which consist solely of products held for resale, are stated at the lower of cost (first-in, first-out method) or net realizable value. Products are included in inventory when the Company obtains title and risk of loss on the products, primarily when shipped from the supplier. Inventory in transit principally from foreign suppliers at May 31, 2026 was $733,685. The Company, at May 31, 2026, has a reserve against slow moving and obsolete inventory of $440,646. From time to time the Company’s products are subject to legislation from various authorities on environmental matters.

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

(6) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and cash. The Company maintains substantially all of its cash balances in a limited number of financial institutions. At May 31, 2026 and November 30, 2025, the Company’s uninsured cash balances totaled $4,166,533 and $4,267,113, respectively. The increase in cash balances is due to an increase in cash generated from the Company’s operations.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized benefits, nor was any interest expense recognized during the six months ended May 31, 2026 and May 31, 2025.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(11) Fair Value Measurements and Fair Value of Financial Instruments (Continued):

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at May 31, 2026 and November 30, 2025.

	May 31, 2026			November 30, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Marketable securities	$9,800,386	—	—	$8,438,017	—	—

(12) Marketable securities and other investments

The Company’s investments in U.S. Treasury bills and Treasury notes are classified as available-for-sale debt securities in accordance with ASC Topic 320, Investments — Debt Securities. These securities are carried at fair value, with unrealized gains and losses reported net of tax in accumulated other comprehensive income (loss) within shareholders’ equity. Realized gains and losses are determined on an average cost basis and are reclassified from accumulated other comprehensive income into net income in the period of sale. The market value of these securities is determined using quoted prices in active markets (Level 1 inputs under ASC Topic 820).

The Company reviews its available-for-sale debt securities for impairment at each reporting date. An unrealized loss position is evaluated to determine whether the decline in fair value below amortized cost results from a credit loss or other factors. Because the Company’s securities consist entirely of obligations of the U.S. government, the risk of credit loss is considered remote, and no allowance for credit losses has been recorded as of May 31, 2026 or November 30, 2025. The Company also considers whether it intends to sell, or whether it is more likely than not that it will be required to sell, any security in an unrealized loss position before recovery of its amortized cost basis. As of May 31, 2026, no such intent or requirement exists. These securities are invested until such time as the funds are needed for operations.

The value of these marketable securities at May 31, 2026 and November 30, 2025 is as follows:

	May 31,	November 30,
	2026	2025
Cost	$9,718,650	$8,252,278
Gross unrealized gain	112,050	187,669
Gross unrealized loss	(30,314)	(1,930)
Fair value	$9,800,386	$8,438,017

(13) Shipping Costs

The Company classifies shipping costs as a component of selling expenses. Shipping costs totaled $1,620 and $902 for six months ended May 31, 2026 and May 31, 2025 respectively.

(14) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Total potentially dilutive shares excluded from diluted weighted-average shares outstanding at May 31, 2026 and May 31, 2025 were 487,830 and 670,064, respectively.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(14) Earnings Per Share (continued):

The following sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	May 31, 2026	May 31, 2025
Numerator:

Net Income	$370,283	$175,320
Less: Preferred dividends	2,500	2,500
Net income available to common shareholders	$367,783	$172,820

Denominator:

Weighted average shares outstanding – basic	5,724,465	5,616,388
Effect of convertible preferred stock	100,000	100,000
Effect of stock options	157,170	4,936

Weighted average shares outstanding – diluted	5,981,635	5,721,324

Basic earnings per share	$.06	$.03
Diluted earnings per share	$.06	$.03

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

The Company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the Company’s leases are classified as operating leases. The Company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “current and noncurrent liabilities” in the consolidated balance sheets. Lease expenses are recorded within “General and administrative expenses” in the consolidated statements of operations. Operating lease payments are presented within “Operating cash flows” as other assets in the consolidated statements of cash flows.

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

NOTE C – FIXED ASSETS

Fixed assets consist of the following:

	May 31,	November 30,
	2026	2025
Furniture and Fixtures	$329,186	$329,186
Leasehold Improvements	1,142,385	1,142,385
Computer Equipment	599,482	589,262
Less-Accumulated Depreciation	(1,915,420)	(1,898,800)
Net Fixed Assets	$155,633	$162,033

Depreciation and amortization expense for the six months ended May 31, 2026 and May 31, 2025 was $16,620 and $35,079, respectively.

NOTE D – LOANS PAYABLE

In February 2017, the Company obtained a line of credit with a bank for up to $3,000,000 (the “Credit Line”). Borrowings under the Credit Line are due upon demand and accrue interest at the greater of the prime rate or the LIBOR rate plus two percent (and may be increased by three percent in the event the Company fails to (i) repay all amounts due on the Credit Line upon demand or (ii) comply with any terms or conditions relating to the Credit Line). The Credit Line is collateralized by substantially all the assets of the Company. As of May 31, 2026, the balance on the Credit Line was $0. As of May 31, 2026, the Company was in compliance with the covenant for the debt service coverage ratio for the Credit Line.  Effective July 1, 2023, the use of the LIBOR rate was discontinued and replaced with the secured overnight financing rate (SOFR).

NOTE E – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31,	November 30,
	2026	2025
Commissions	$274,911	$253,898
Preferred stock dividends	179,069	176,569
Other accrued expenses	187,629	216,972
	$641,609	$647,439

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE F – RETIREMENT PLAN

In June 1997, the Company adopted a qualified 401(k) retirement plan for all full-time employees who are twenty-one years of age and have completed twelve months of service. The plan allows total employee contributions of up to fifteen percent (15%) of the eligible employee’s salary through salary reduction. The Company makes a matching contribution of twenty percent (20%) of each employee’s contribution for each dollar of employee deferral up to five percent (5%) of the employee’s salary. Net assets for the plan, as estimated by Axa Equitable, Inc., which maintains the plan’s records, were approximately $2,540,000 at November 30, 2025. Pension expense for the six months ended May 31, 2026 and May 31, 2025 was $30,647 and $28,935, respectively.

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

Dividends aggregating $179,069 have not been paid for the semi-annual periods ended December 31, 2001 through the semi-annual payment due December 31, 2025. The Company has accrued these dividends. At May 31, 2026 there are 10,000 shares of Series C Preferred issued and outstanding.

In October 2016, the Company authorized 75,000 shares of preferred stock as Voting Non-Redeemable Convertible Series D Preferred Stock (“Series D Preferred”). None of the Series D Preferred Stock is outstanding as of May 31, 2026.

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

In November 2024, the Company adopted and the shareholders ratified, the 2024 Incentive Stock Plan (“2024 Stock Plan”). The 2024 Stock Plan provides for the grant of options and stock grants to officers, employees, directors or consultants to the Company in the aggregate of 1,000,000 common shares. No grants were made under the 2024 Plan in the quarter ended May 31, 2026 and 2025.

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

In May 2025, the Company granted stock options from the 2024 Incentive Stock Plan to (a) four non-employee directors to each purchase 30,000 shares of common stock, at an exercise price of $2.20 per share, the closing market price of the common stock on the date of the grant which vest immediately and expire five years from the grant date; (b) two Company officers to each purchase 50,000 shares of common stock, at an exercise price of $2.42 per share, one hundred and ten percent of the market price of the common stock on the date of the grant: (c) seventeen employees to purchase 285,000 shares of the Company’s common stock at an exercise price of $2.20, the closing market price of the common stock on the date of the grant A total of 160,000 of these options vest immediately, 115,000 options will vest over a two year period and 10,000 options vest over a three year period and all options discussed herein will expire in five years from the date of grant. The Company recorded a cost of $538,361 related to the granting of these options in 2025, and a cost of $38,814 in the six months ending May 31, 2026.

In March 2026, a total of 19,130 shares were issued to one of the Company’s officers as part of his bonus compensation under the 2015 stock plan. The Company recorded a cost of $66,000 relating to the issuance of these shares in the second quarter ended May 31, 2026.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

Six Months Ended
May 31, 2025
Expected volatility	65%
Expected term	5 years
Risk-free interest rate	4.11%
Expected dividend yield	0.00%

The Company estimates volatility using historical volatility of its common stock.

Activity in the Company’s stock plans for the period ended May 31, 2026 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 1, 2025	645,000	$2.59
Options issued in the six months ended May 31, 2026	-	$-
Options exercised in the six months ended May 31, 2026	-	$-
Options cancelled in the six months ended May 31, 2026	-	$-
Options outstanding at May 31, 2026	645,000	$2.59
Options exercisable at May 31, 2026	520,000	$2.68

The intrinsic value of the exercisable options at May 31, 2026 totaled $314,000. At May 31, 2026, the weighted average remaining life of the stock options is 3.14 years. At May 31, 2026, unrecognized compensation costs related to the stock options granted under the plan totaled $62,475.

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

The Company’s deferred income taxes are comprised of the following:

	May 31,	November 30,
	2026	2025
Deferred Tax Assets
Depreciation	$34,714	$35,837
Allowance for bad debts	27,264	27,264
Inventory	68,696	68,696
Facilities rental	39,599	40,876
Other Accrued Accounts	99,747	56,539

Total deferred tax assets	270,020	229,212
Valuation allowance	-	-
Deferred Tax Assets	$270,020	$229,212

A valuation allowance for the deferred tax assets relates principally to the uncertainty of the utilization of deferred tax assets and was calculated in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company’s income tax expense consists of the following:

	Six Months Ended
	May 31, 2026	May 31, 2025
Current:
Federal	$140,313	$36,794
States	43,785	14,310
	184,098	51,104

Deferred:
Federal	(29,382)	10,807
States	(11,426)	4,203
	(40,808)	15,010
Provision for income taxes	$143,290	$66,114

The Company files a consolidated income tax return with its wholly-owned subsidiaries. A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Six Months Ended
	May 31,	May 31,
	2026	2025
U.S Federal Income tax statutory rate	21%	21%
State income taxes	5%	5%
Other-primarily state franchise taxes	2%	1%
Effective tax rate	28%	27%

State franchise taxes include taxes not based on income and taxes based on income for entities filing separate income tax returns for state filing purposes. The effect of foreign income taxes has not been presented as the amount is not material.

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE I – OPERATING LEASE COMMITMENTS

The Company leases its office and warehouse space through 2030 from a corporation that is partly owned by officers/shareholders of the Company (“Related Company”). Minimum rental payments to the Related Company approximated $105,000 for the six months ended May 31, 2026, and increases at the rate of two per cent per annum throughout the lease term.

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

The Company’s future minimum rental commitments at May 31, 2026 are as follows:

Twelve Months Ended May 31,
2027	$369,131
2028	295,047
2029	221,054
2030	224,474
2031 and after	75,652
$1,185,358
Less interest portion	113,236
Present value of lease liabilities	1,072,122
Current portion	369,131
Noncurrent portion	$702,991

Net rental expense for the six months ended May 31, 2026 and May 31, 2025 were $222,031 and $219,035 respectively, of which $145,182 and $143,126 respectively, were paid to the Related Company.

The remaining weighted average lease term is 3.98 years at May 31, 2026. The weighted average discount rate is 5.14 % at May 31, 2026.

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

SURGE COMPONENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE K – MAJOR CUSTOMERS

The Company had two customers who respectively accounted for 18% and 12% of net sales for the six months ended May 31, 2026 and three customers who accounted for 19%, 10% and 11% of net sales for the six months ended May 31, 2025. The Company had one customer who accounted for 29% of accounts receivable at May 31, 2026 and two customers who accounted for 29% and 12% of accounts receivable at November 30, 2025.

NOTE L – MAJOR SUPPLIERS

During the six months ended May 31, 2026 and May 31, 2025 there was one foreign supplier accounting for 28% and 29%, respectively of total inventory purchased.

The Company purchases substantially all of its products overseas. For the six months ended May 31, 2026, the Company purchased 30% of its products from Taiwan, 17% from Hong Kong, 45% from elsewhere in Asia and less than 1% overseas outside of Asia. The Company purchases the balance of its products in the United States.

NOTE M – EXPORT SALES

The Company’s export sales were as follows:

	Six Months Ended
	May 31,	May 31,
	2026	2025
Canada	1,437,308	1,960,019
China	5,136,828	4,682,173
Other Asian Countries	651,216	348,947
South America	4,170	49,600
Europe	1,298,152	982,285
Mexico	10,750	-

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

Overview

The Company operates with two sales groups, Surge Components (“Surge”) and Challenge Electronics (“Challenge”). Surge is a supplier of electronic products and components. These products include capacitors, which are electrical energy storage devices, and discrete semiconductor components, such as rectifiers, transistors and diodes, which are single function low power semiconductor products that are packaged alone as compared to integrated circuits such as microprocessors. The products sold by Surge are typically utilized in the electronic circuitry of diverse products, including, but not limited to, automobiles, audio products, temperature control products, lighting products, energy related products, computer related products, various types of consumer products, garage door openers, household appliances, power supplies and security equipment. These products are sold to both original equipment manufacturers, commonly referred to as OEMs, who incorporate them into their products, and to distributors of the lines of products we sell, who resell these products within their customer base. These products are manufactured predominantly in Asia by approximately sixteen independent manufacturers. We act as the master distribution agent utilizing independent sales representative organizations in North America to sell and market the products for one such manufacturer pursuant to a written agreement. When we act as a sales agent, our supplier who sold the product to the customer that we introduced to our supplier pays us a commission. The amount of the commission is determined on a sale by sale basis depending on the profit margin of the product. Commission revenue totaled $24,462 and $203,019 for the six months ended May 31, 2026 and May 31, 2025 respectively.

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

The world of business continues to change because of “disruptors,” which are significant changes in traditional business practices. For example, customers continue to centralize purchasing from regional purchasing and are stretching their payment terms. These changes also include customers moving their manufacturing operations from North America to Asia, and the trend of globalization. Some of our customers have been involved in mergers and acquisitions, causing consolidation. This trend makes business more complicated and costly for the Company. The Company must have a presence in Asia to service and further develop the business with customers and manufactureers in the U.S. as well as local Asian customers. The Surge sales division has a sales and marketing office and warehouse in Hong Kong and for these reasons, we established Surge Ltd., our Hong Kong subsidiary. The Surge divisions regional sales in their Europe office are growing well throughout the entire European continent and management looks forward to their continued growth. The Challenge Electronics sales division has opened up a sales and marketing office in Europe as well. Currency fluctuations may also have an effect on doing business outside of North America. Customers have moved to reduce their supply chain, which could adversely affect the Company. In some market segments, demand for electronic components has decreased, and in other segments, the demand is still strong. Some technologies have become obsolete, while customers develop new products using different kinds of components. The Challenge Electronics division in the Company has had success in designing new products for customers to better their products performance capabilities. This proactive approach separates the Company from selling commodity products to also selling more customized products. Management is cautiously optimistic about continued growth in second half 2026 but expects the remainder of 2026 to be a period of continued challenge, with regards to inflation and general economic conditions and AI demand, in maintaining consistent flow of products during shortages of certain products. These challenges could affect the Company in negative ways, possibly reducing sales and or profitability. Because of a labor shortage, our customers engineering staff has been challenged, so getting our products approved has been and will continue to take longer to achieve. Additionally, the cost of some raw materials has continued to increase, therefore our costs have increased. In some cases, the customers will accept the increase while in other cases the Company absorbs the cost increase. In order for the Company to continue to grow, we will depend on, among other things, the continued growth of the electronics and semiconductor industries, our ability to withstand intense price competition, our ability to obtain new customers, our ability to retain and attract high performing sales and other key personnel in order to expand our marketing capabilities, our ability to secure adequate sources of products, which are in demand on commercially reasonable terms, our success in executing and managing growth, including monitoring an expanded level of operations and systems, controlling costs, the availability of adequate cash flow, the continued supply of products from our factories, the ability to withstand higher transportation costs, tariffs, and longer travel times and our ability to deal successfully, with new and future disruptors. The tariffs continue to impact the Company, although less now than previously. The general supply chain challenges present both a challenge and opportunity to the Company. The Company is cautiously optimistic about its ability to meet these challenges with continued growth unless the general global or electronics industry economic conditions deteriorate. Challenging economic conditions could have a negative impact on sales into 2027. The combination of possible disruptors such as increased costs and longer lead times from factories to the Company could also have negative impacts on the business in the future. The tense relations between America and China could also impact the Company’s business. China could impose rules and laws that make it more difficult to do business in Hong Kong and China. The Company is taking steps to be well prepared in case of any actions from China or Iran that would cause us potential business disruptions, if any. For example, many of the Company’s potential factory partners have opened production facilities outside of China. The current U.S. conflict with Iran also carries challenges in the cost of products and general global supply. As there are many challenges in this complicated and competitive market, there are also many great opportunities that the Company is involved in. Therefore, the Company continues to seek and develop opportunities for growth in 2026 and beyond.

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

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based on stock rotation, historical sales requirements and obsolescence as well as in the changes in the backlog. Reserves required for obsolescence were not material in any of the periods in the financial statements presented. Reserves related to stock rotation and future sales requirements for specific inventory parts involve subjective estimates to be made by management based on current and expected market conditions. If market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. For example, each additional 1% of obsolete inventory would reduce operating income by approximately $53,000.

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

Results of Operations

Consolidated net sales for the six months ended May 31, 2026 increased by $1,407,138 or 8.7%, to $17,555,601 as compared to net sales of $16,148,463 for the six months ended May 31, 2025. Consolidated net sales for the three months ended May 31, 2026 increased by $444,969 or 5.0%, to $9,361,694 as compared to net sales of $8,916,725 for the three months ended May 31, 2025. We attribute the increase to an increase in business with new customers as well as an increase in business with existing customers Net sales for the six months ended May 31, 2026 and May 31, 2025 reflect $339,751 and $380,332, respectively of tariff costs that the Company was able to pass on to its customers.

Our gross profit for the six months ended May 31, 2026 increased by $564,627 to $5,298,732, or 11.9%, as compared to $4,734,105 for the six months ended May 31, 2025. Gross margin as a percentage of net sales increased to 30.2% for the six months ended May 31, 2026 compared to 29.3% for the six months ended May 31, 2025. Gross profit for the three months ended May 31, 2026 increased by $201,920 to $2,890,323, or 7.5%, as compared to $2,688,403 for the three months ended May 31, 2025. Gross margin as a percentage of net sales increased to 30.9% for the three months ended May 31, 2026 compared to 30.2% for the three months ended May 31, 2025. The increase in gross profit and gross profit as a percentage of sales can be attributed to the increase in sales volume and to certain products being sold at a higher profit margin. Our industry will continue to receive pressure from customers for price reductions. Some of them further demand periodic price reductions on a quarterly or semi-annual basis, as opposed to annual fixed pricing. We work with electronic manufacturing service subcontractor customers who manufacture products for other customers who do not have their own manufacturing operations. At times we are not able to recover these price reductions from our suppliers. The Company has agreements with these subcontractor customers to provide periodic cost reductions through rebates in the amount of 5%. These reductions only affect future shipments of our products and do not affect existing orders. These reductions can have a negative impact on our profit margins since they reduce the amount of commissions we can earn. Even though this rebate can impact the Company’s gross profit margin, these subcontractor customers represent very significant potential growth for the Company because they can help the Company become an approved supplier at the customers they manufacture for and they purchase our components for these customers. We believe it would be very difficult for the Company to achieve business at these customers without the help of these subcontractor customers. The Company was impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018 as well as the new tariffs that went into effect as of February 4, 2025. The Company has been able to pass along a portion of these costs to its customers. The Company is also moving some customer deliveries directly to Hong Kong in order to mitigate some of these costs. However, there can be no assurance that we will be able to pass along the new costs or the effects if any it will have on our revenue in the future.

Selling and shipping expenses for the six months ended May 31, 2026 was $1,722,191, an increase of $389,972, or 29.3%, as compared to $1,332,219 for six months ended May 31, 2025. Selling and shipping expenses for the three months ended May 31, 2026 was $888,011, an increase of $209,159, or 30.8%, as compared to $678,852 for three months ended May 31, 2025. We attribute the increase to increases in the six and three months ended May 31, 2026 to increases in selling expenses such as commission expenses, sales payroll, due to the hiring of additional sales personnel and travel and entertainment expenses, as well as auto expenses, freight out and trade show expenses offset by decreases in advertising expenses.

General and administrative expenses for the six months ended May 31, 2026 was $3,259,082, a decrease of $49,621, or 1.5% as compared to $3,308,703 for the six months ended May 31, 2025. General and administrative expenses for the three months ended May 31, 2026 was $1,537,804, a decrease of $391,637, or 20.3%, as compared to $1,929,441 for the three months ended May 31, 2025. The decrease for the six months ended May 31, 2026 is due primarily to decreases in non-cash stock based compensation of $460,734 in the six and three months ending May 31, 2025, additionally, the decrease for the six months ended May 31, 2026 is due to decreases in warehouse expenses, insurance and computer expenses as well as bad debt allowance, consulting expense, directors fees and bank charges, partially offset by increases in salaries and related payroll taxes, utilities and office expenses as well as professional fees and public company expenses. The decrease for the three months ended May 31, 2026 is due to decreases in insurance expenses, professional fees and consulting expenses as well as decreases in bank charges and bad debt allowances, partially offset by increases in salaries, utilities and office expenses as well as directors fees and public company expenses.

Depreciation expense for the six months ended May 31, 2026 was $16,620, a decrease of $18,459, or 52.6%, as compared to $35,079 for the six months ended May 31, 2025. Depreciation expense for the three months ended May 31, 2026 was $5,829, a decrease of $13,633, or 70.0%, as compared to $19,462 for the three months ended May 31, 2025.

Other income for the six months ended May 31, 2026 was $212,734, an increase of $29,404 as compared to $183,330 for the six months ended May 31, 2025. Other income for the three months ended May 31, 2026 was $108,437, an increase of $50,073 as compared to $58,364 for the three months ended May 31, 2025. We attribute the increase to an increase in income from investment in bonds and notes issued by the United States Treasury.

Tax expense for the six months ended May 31, 2026 was $143,290, an increase of $77,176 as compared to a tax expense of $66,114 for the six months ended May 31, 2025. Tax expense for the three months ended May 31, 2026 was $162,558, an increase of $161,510 as compared to a tax expense of $1,048 for the three months ended May 31, 2025. The changes result from our increase in net income for the fiscal 2026 period.

As a result of the foregoing, the net income for the six months ended May 31, 2026 was $370,283, compared to a net income of $175,320 for the six months ended May 31, 2025. The net income for the three months ended May 31, 2026 was $404,558, compared to a net income of $117,964 for the three months ended May 31, 2025.

Liquidity and Capital Resources

As of May 31, 2026, we had cash of $5,231,528, marketable securities of $9,800,386, and working capital of $21,094,357. We believe that our working capital levels are adequate to meet our operating requirements during the next twelve months. The Company is exploring and evaluating opportunities for growth and expansion using the Company’s cash resources.

During the six months ended May 31, 2026, we had net cash flow provided by operating activities of $1,376,281, as compared to net cash flow provided by operating activities of $85,357 for the six months ended May 31, 2025. The increase in cash flow from operating activities was primarily the result of increased cash flows from reduced accounts receivable, lower inventory and higher accounts payable and lower accrued expenses as partially offset by an increase in net income.

We had net cash flow used in investing activities of $(1,476,362) for the six months ended May 31, 2026, as compared to net cash flow used in investing activities of $(1,804,708) for the six months ended May 31, 2025. We attribute the change to increased purchases by the Company of marketable debt securities in the form of Treasury bills and notes issued by the United States Treasury in the current period.

We had net cash flow from financing activities of $0 for the six months ended May 31, 2026, as compared to $105,750 during the six months ended May 31, 2025 due to an increase in purchase of United States Treasury bills of 1,000,000 over the previous two periods.

As a result of the foregoing, the Company had a decrease in cash of $(100,081) for the six months ended May 31, 2026, as compared to a net decrease in cash of $(1,613,601) for the six months ended May 31, 2025.

The table below sets forth our contractual obligations, including long-term debt, operating leases and other long-term obligations, as of May 31, 2026:

		Payments due
		0 – 12	13 – 36	37 – 60	More than
Contractual Obligations	Total	Months	Months	Months	60 Months
Financing Lease Obligations	$-	$-	$-	$-	$-
Operating leases	$1,185,358	369,131	516,101	300,126	-

Total obligations	$1,185,358	$369,131	$516,101	$300,126	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“Commission”). Ira Levy, the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of May 31, 2026 and has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the three months ended May 31, 2026 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURGE COMPONENTS, INC.

Date: July 14, 2026	By:	/s/ Ira Levy
	Name:	Ira Levy
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)